Form 10-Q
period 1996-09-28
WILD OATS MARKETS INC
filed 1996-12-06
CIK 909990

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1996

                                       OR


(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D)OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO __________________

Commission file number 0-21577



                            WILD OATS MARKETS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      84 1100630
(State or other jurisdiction of                (I.R.S. Employer Identification
 incorporation or organization)                             Number)

                                 1645 BROADWAY
                            BOULDER, COLORADO 80302
          (Address of principal executive offices, including zip code)

                                 (303) 440-5220
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes     (  )            No      (X)

As of December 6, 1996, there were 6,867,768 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

                               TABLE OF CONTENTS


                                                                            PAGE
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
               Consolidated Balance Sheet
                    September 28, 1996 (Unaudited) and December 30, 1995       3

               Consolidated Statements of Operations
                    Three and Nine Months Ended September 28, 1996
                    and September 30, 1995 (Unaudited)                       4-5

               Consolidated Statement of Cash Flows
                    Nine Months Ended September 28, 1996 and
                    September 30, 1995 (Unaudited)                             6

               Notes to Consolidated Financial Statements (Unaudited)        7-8

Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations                9-12

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                  13

SIGNATURES                                                                    13

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            WILD OATS MARKETS, INC.
                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   SEPTEMBER 28,    DECEMBER 30,
                                                       1996             1995
                                                    (UNAUDITED)
ASSETS
Current Assets:
    Cash and cash equivalents                         $ 3,345         $ 1,150
    Accounts receivable (less allowance
         for doubtful accounts of $113 and
         $47, respectively)                               797             378
    Inventories, net                                   13,056           7,789
    Income tax receivable                               3,143           1,367
    Other current assets                                1,074             464
    Deferred income taxes                                 705             343
                                                      -------         -------
         Total current assets                          22,120          11,491
                                                      -------         -------
Property and equipment, net                            33,045          19,318
Intangible assets, net                                 35,376           7,309
Other assets                                            1,015             258
                                                      -------         -------
                                                      $91,556         $38,376
                                                      =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                  $17,630         $ 8,468
    Accrued wages and employee costs                    1,626           1,230
    Accrued sales and property taxes                    1,161             793
    Deferred charges and other accruals                 6,053             444
    Current portion of long-term debt                      82
    Current portion of capitalized leases
         obligations                                       58              82
                                                      -------         -------
         Total current liabilities                     26,610          11,017
Long-term debt                                         16,933          13,236
Capitalized lease obligations                              57              66
Deferred income taxes                                   1,680           1,310
                                                      -------         -------
                                                       45,280          25,629
                                                      -------         -------
Redeemable convertible preferred stock;
    $.001 par value; 5,000,000 shares
    authorized; 298,730 designated as
    Series A, 298,730 issued and outstanding;
    2,845 designated as Series B, none
    issued and outstanding; 743,240
    designated as Series C, 739,727
    issued and outstanding; 631,062
    designated as Series D, 408,336
    issued and outstanding; 1,513,973
    designated as Series E, 876,016
    issued and outstanding                             43,527          16,956
Shareholders' equity (deficit):                       -------         -------
    Common stock: $.001 par value; 20,000,000
         shares authorized;
          3,146,065 and 2,723,307
         issued; 3,146,065 and
         2,321,716 outstanding                              3               3
    Additional paid-in capital                         10,950           2,868
    Accumulated deficit                                (8,204)         (1,731)
    Treasury stock, at cost, no shares and
         401,591 shares                                                (5,349)
                                                      -------         -------
         Total shareholders' equity (deficit)           2,749          (4,209)
                                                      -------         -------
                                                      $91,556         $38,376
                                                      =======         =======

   The accompanying notes are an integral part of the consolidated financial statements.

                            WILD OATS MARKETS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                        THREE MONTHS ENDED
                                                    SEPTEMBER 28,  SEPTEMBER 30,
                                                        1996           1995
Sales                                                 $60,203        $25,724
Cost of goods sold and occupancy costs                 41,079         17,534
                                                      -------        -------
         Gross profit                                  19,124          8,190
Operating expenses:
    Direct store expenses                              15,416          7,070
    Selling, general and administrative expenses        2,743          1,097
    Preopening expenses                                   458            403
    Non-recurring expenses                              7,297
                                                      -------        -------
         Loss from operations                          (6,790)          (380)
    Interest expense, net                                 304             47
                                                      -------        -------
         Loss before income taxes                      (7,094)          (427)
         Income tax benefit                            (1,689)          (151)
                                                      -------        -------

Net loss                                               (5,405)          (276)

Accretion of redeemable preferred stock                 1,340            495
                                                      -------        -------

Net loss allocable to common stock                    $(6,745)       $  (771)
                                                      =======        =======

Pro forma net loss per common share                   $ (1.05)       $ (0.07)
                                                      =======        =======

Pro forma weighted average number
    of common shares outstanding                        5,149          3,865
                                                      =======        =======



   The accompanying notes are an integral part of the consolidated financial statements.

                            WILD OATS MARKETS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                         NINE MONTHS ENDED
                                                    SEPTEMBER 28,  SEPTEMBER 30,
                                                         1996           1995
Sales                                                  $129,132        $68,509
Cost of goods sold and occupancy costs                   88,035         46,545
                                                       --------        -------
         Gross profit                                    41,097         21,964
Operating expenses:
    Direct store expenses                                32,252         16,997
    Selling, general and administrative expenses          5,614          2,868
    Preopening expenses                                   1,244            621
    Non-recurring expenses                                7,297
                                                       --------        -------
         Income (loss) from operations                   (5,310)         1,478
    Interest expense, net                                   888            134
                                                       --------        -------
         Income (loss) before income taxes               (6,198)         1,344
         Income tax provision (benefit)                  (1,295)           553
                                                       --------        -------

Net income (loss)                                        (4,903)           791

Accretion of redeemable preferred stock                   2,394          1,443
                                                       --------        -------

Net loss allocable to common stock                     $ (7,297)       $  (652)
                                                       ========        =======

Pro forma net income (loss) per common share           $  (1.14)       $  0.21
                                                       ========        =======

Pro forma weighted average number
    of common shares outstanding                          4,308          3,865
                                                       ========        =======



   The accompanying notes are an integral part of the consolidated financial statements.

                            WILD OATS MARKETS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                         SEPTEMBER 28,  SEPTEMBER 30,
                                                             1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                         $ (4,903)     $     791
Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Write-off of assets in non-recurring expenses            5,746
    Depreciation and amortization                            3,799          1,955
    Loss on disposal of equipment                               84            135
    Deferred tax provision (benefit)                           (29)            83
Change in assets and liabilities:
    Inventories                                             (1,831)        (2,476)
    Receivables and other assets                            (2,508)        (1,797)
    Accounts payable                                         3,786          4,293
    Accrued liabilities                                      2,361          1,492
                                                          --------      ---------
         Net cash provided by operating activities           6,505          4,476
                                                          --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                        (9,126)       (10,380)
Payment for purchase of acquired
    entities, net of cash acquired                         (13,139)
                                                          --------      ---------
    Net cash used by investing activities                  (22,265)       (10,380)
                                                          --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt                                 3,445          4,215
Payments on long term debt                                  (2,012)        (3,501)
Principal payments under capitalized lease obligations         (32)          (117)
Proceeds from preferred stock issuance,
    net of stock issuance costs                             16,495
Proceeds from issuance of common stock                          88              3
Purchase of treasury stock                                     (29)            (5)
                                                          --------      ---------
    Net cash provided by financing activities               17,955            595
                                                          --------      ---------

Net increase (decrease) in cash and cash equivalents         2,195         (5,309)
Cash and cash equivalents at beginning of period             1,150          6,413
                                                          --------      ---------
Cash and cash equivalents at end of period                $  3,345      $   1,104
                                                          ========      =========


   The accompanying notes are an integral part of the consolidated financial statements.

                            WILD OATS MARKETS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       ACCOUNTING POLICIES

         The consolidated balance sheet as of September 28, 1996, the consolidated statements of operations for the three and nine months ended September 28, 1996 and September 30, 1995, as well as the consolidated statement of cash flows for the nine months ended September 28, 1996 and September 30, 1995 have been prepared without an audit. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation thereof, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with financial statements and notes thereto included in the Company's Registration Statement on Form S-1 effective October 22, 1996. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.


2.       BUSINESS COMBINATIONS

         In July 1996, the Company acquired all of the outstanding common and preferred stock of Alfalfa's, Inc., a natural foods supermarket chain headquartered in Boulder, Colorado. The total acquisition cost was $39.1 million and consisted of $16.2 million in cash, issuance of 783,421 shares of common stock and options valued at $14.2 million, issuance of 408,336 shares of redeemable convertible Series D Preferred Stock valued at $7.7 million, and approximately $1.0 million of acquisition-related costs. The acquisition was accounted for using the purchase method, and the excess of cost over the fair value of the assets acquired of $27.8 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years. The fair values of the acquired assets and liabilities at the date of acquisition are as follows (in thousands):

         Current assets . . . . . . . . . . . . . . . . . . . . . . $    7,924
         Equipment  . . . . . . . . . . . . . . . . . . . . . . . .     11,495
         Other assets . . . . . . . . . . . . . . . . . . . . . . .        403
         Liabilities  . . . . . . . . . . . . . . . . . . . . . . .     (8,560)
         Goodwill . . . . . . . . . . . . . . . . . . . . . . . . .     27,799
                                                                    ----------
                                                                    $   39,061
                                                                    ==========

         Also in July 1996, immediately prior to the acquisition of Alfalfa's, the Company sold 876,016 shares of Series E Preferred Stock for $16.5 million. The proceeds were used primarily to purchase shares of common and preferred stock held by former Alfalfa's shareholders.

         In May 1996, the Company acquired substantially all of the combined assets of three related natural foods retail stores in Salt Lake City, Utah in exchange for total consideration of $2.2 million consisting of $500,000 in cash and $1.7 million in promissory notes. The acquisition was accounted for using the purchase method, and the excess of cost over fair value of the assets acquired of $2.1 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years. The fair values of the acquired assets and liabilities at the date of acquisition are as follows (in thousands):

         Current assets . . . . . . . . . . . . . . . . . . . . . . $      583
         Equipment  . . . . . . . . . . . . . . . . . . . . . . . .        535
         Other assets . . . . . . . . . . . . . . . . . . . . . . .        120
         Liabilities  . . . . . . . . . . . . . . . . . . . . . . .     (1,178)
         Goodwill . . . . . . . . . . . . . . . . . . . . . . . . .      2,100
                                                                    ----------
                                                                    $    2,160
                                                                    ==========

         The following unaudited pro forma combined results of operations of the Company and the acquired businesses discussed above have been prepared as if the transactions occurred as of the beginning of the respective periods:

                                                         NINE MONTHS ENDED
                                                   SEPTEMBER 28,   SEPTEMBER 30,
                                                       1996            1995
         Sales                                       $ 178,958      $ 129,048
         Net income (loss)                              (4,098)           715
         Pro forma net income (loss) per share       $   (0.95)     $    0.19

3.       PRO FORMA NET INCOME (LOSS) PER SHARE

         Pro forma net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the respective periods and gives effect to the reverse merger with Alfalfa's, Inc. as of January 1, 1995 and to certain adjustments described below. Common equivalent shares are not included in the per-share calculation where the effect of their inclusion would be antidilutive (i.e., in a loss period), except that, in conformity with SEC requirements, common shares and common share equivalents issued during the twelve-month period prior to the filing of the Company's initial public offering have been included in the calculation as if they were outstanding for all periods using the treasury stock method. Additionally, all outstanding shares of convertible preferred stock are assumed to have been converted to common stock at the time of their issuance. The Company's historical capital structure is not indicative of its structure following the closing of its October 1996 initial public offering, due to the automatic conversion of convertible preferred stock into common stock. Accordingly, net income (loss) per common share has been presented on a pro forma basis only.

4.       NON-RECURRING EXPENSES

         In late August 1996, the Company's Board of Directors made certain decisions relating to the Company's operations, which resulted in approximately $7.3 million of non-recurring expenses being recorded in the three months ending September 28, 1996. Approximately $2.0 million of the charge is attributable to: (1) closing the Wild Oats Markets(TM) Lawrence, Kansas store as well as a regional bakery and kitchen; (2) the Company moving out of its existing corporate headquarters and relocating to former Alfalfa's, Inc. corporate offices; and (3) consolidating certain information systems, thereby abandoning certain Wild Oats hardware and software. In addition, after operating the combined businesses, management has closed the Alfalfa's Market(TM) Seattle, Washington store and a restaurant in a Vancouver, British Columbia Capers(TM) store which, at the time of the acquisition, the Company had planned to retain. These closures resulted in the remaining $5.3 million of the charge. Components of the non-recurring charge consist primarily of lease cancellation costs ($1.1 million), employee severance and relocation costs ($400,000) and losses on disposal or abandonment of certain assets ($5.8 million).

5.       SUBSEQUENT EVENTS

         On October 22, 1996, the Company completed an initial public offering of its common stock. Proceeds to the Company, net of underwriting discounts, commissions and other expenses, were $31.8 million in exchange for the issuance of 1,400,000 shares. A portion of the proceeds was used to pay off substantially all of the Company's long-term debt. Additionally, all of the Company's outstanding redeemable convertible preferred stock automatically converted into 2,322,809 shares of common stock upon consummation of the offering.
         In connection with the initial public offering of the Company's common stock, a 1.7735 for 1 stock split was effected on October 15, 1996. All share and per share information presented in these financial statements have been restated for all periods presented to reflect the stock split. Additionally, upon the closing of the offering, the Company's authorized capital stock increased to 20,000,000 shares of common stock and 5,000 shares of preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the context of
Section 21E of the Securities Exchange Act of 1934, as amended. Each and every forward-looking statement involves a number of risks and uncertainties, including the Risk Factors specifically delineated and described in the Company's Registration Statement on Form S-1, No. 333-11261, effective October 22, 1996 ("Registration Statement"), including those Risk Factors from the Registration Statement that have been specifically expanded or modified below. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. Words such as "believes", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Certain of the Registration Statement Risk Factors are hereby restated, modified and expanded in accordance with the following section references that correlate to the corresponding Registration Statement sections:

POTENTIAL DIFFICULTIES OF INTEGRATING ALFALFA'S OPERATIONS (AMENDED IN RELEVANT PORTIONS)

In July 1996, the Company significantly increased its store base through the acquisition of Alfalfa's, Inc., a natural foods supermarket chain that operated 11 stores in Colorado, New Mexico, Washington and British Columbia, Canada. Subsequent to the acquisition, the Company closed the Alfalfa's Market(TM) Seattle, Washington store. The Company is in the process of integrating Alfalfa's production, warehousing and distribution, administration and other operational functions. The Company is also implementing changes to certain aspects of both Wild Oats' and Alfalfa's store-level operations based on selected practices from each company. The Company intends to convert the different Wild Oats and Alfalfa's point-of-sale and pricing systems to a single system and is in the process of transferring the Alfalfa's accounting function to the Company's system. Integrating the operations of the two companies could have a material adverse effect on the Company's operations. See "Registration Statement--Risk Factors--Potential Difficulties of Integrating Alfalfa's Operations."

UNCERTAIN ABILITY TO EXECUTE GROWTH STRATEGY (AMENDED)

The Company's business has grown considerably in size and geographic scope, increasing from six stores located primarily in Colorado in 1991, to its current size of forty stores (as of the date of this report on Form 10-Q) in eight states and Canada. The Company opened its first store outside of the western U.S. (in Florida) in November 1996. The Company closed the Alfalfa's Market(TM) Seattle, Washington store and the Wild Oats Market(TM) Lawrence, Kansas store in September 1996 and October 1996, respectively. The Company opened seven stores in 1996 (exclusive of the Alfalfa's acquisition), including one store originally scheduled to open in 1997, and anticipates opening or acquiring six additional stores in 1997. The Company currently has signed a lease for one store and a purchase agreement for real property for the construction of a second store planned to open in 1997. The Company's ability to implement its growth strategy depends to a significant degree upon its ability to open or acquire stores in existing and new markets and to integrate and operate those stores profitably. While the Company plans to expand primarily through the opening of new stores, it will continue to pursue acquisitions of natural foods retailers where attractive opportunities exist. The Company's growth strategy is dependent upon a number of factors, including its ability to: (i) access adequate capital resources; (ii) expand into regions where it has no operating experience; (iii) identify markets that meet its site selection criteria; (iv) locate suitable store sites and negotiate acceptable lease terms; (v) locate acquisition targets and negotiate acceptable acquisition terms; (vi) hire, train and integrate management and store employees; and (vii) expand its distribution and other operating systems. In addition, the Company pursues a strategy of clustering stores in each of its markets to increase overall sales, achieve operating efficiencies and further penetrate markets. In the past, when the Company has opened a store in a market where it had an existing presence, the Company has experienced a decline in the sales and operating results at certain of its existing stores in these markets. The Company intends to continue to pursue its store clustering strategy and expects the sales and operating result trends for other stores in an expanded market to continue. Further, acquisitions involve a number of additional risks, such as short-term negative effects on the Company's reported operating results, diversion of management's attention, unanticipated problems or legal liabilities, and the integration of potentially dissimilar operations, some or all of which could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will achieve its planned expansion in existing markets, enter new markets, or operate or integrate its existing, newly-opened or newly-acquired stores profitably. If the Company fails to do so, the Company's business, results of operations and financial condition will be materially and adversely affected. In addition, the Company's ability to execute its growth strategy is partially dependent upon the demographic trends and market conditions in the natural foods industry and any change in those trends and conditions could adversely effect the Company's future growth rate.

SAFETY OF PRODUCTS (NEW)

A recent nationwide recall of products by Odwalla, Inc., a leader in the fresh juice market and a supplier to the Company, because of possible contamination of certain of its juices by a strain of E. coli bacteria, and the resultant publicity generated by the recall and the death of a consumer, apparently from consumption of a contaminated juice, has prompted certain governmental agencies to reexamine existing laws governing food purity and quality assurance. This reexamination could result in legislation affecting the processing methods, testing requirements or safety disclosures for certain products prepared or sold by the Company, resulting in higher costs of goods sold. In addition, possible negative public perception regarding the safety of organically grown or minimally processed foods of the kind prepared or sold by the Company could result in lower sales volume or additional volatility in the price of the Company's stock. See "Registration Statement--Risk Factors--Government Regulation."

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of sales:

                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                               SEPTEMBER 28,    SEPTEMBER 30,        SEPTEMBER 28,   SEPTEMBER 30,
                                                   1996             1995                  1996            1995
Sales                                             100.0%           100.0%                100.0%           100.0%
Cost of goods sold and occupancy costs             68.2             68.2                  68.2             67.9
                                                  -----            -----                 -----            -----
Gross margin                                       31.8             31.8                  31.8             32.1
Direct store expenses                              25.6             27.5                  25.0             24.8
Selling, general and administrative expenses        4.6              4.3                   4.3              4.2
Preopening expenses                                 0.8              1.6                   1.0              0.9
Non-recurring expenses                             12.1                                    5.7
                                                  -----            -----                 -----            -----
Income (loss) from operations                     (11.3)            (1.6)                 (4.2)             2.2
Interest expense, net                               0.5              0.2                   0.7              0.2
                                                  -----            -----                 -----            -----
Income (loss) before income taxes                 (11.8)            (1.8)                 (4.9)             2.0
Income tax provision (benefit)                     (2.8)            (0.6)                 (1.0)             0.8
                                                  -----            -----                 -----            -----
Net income (loss)                                  (9.0)%           (1.2)%                (3.9)%            1.2%
                                                  =====            =====                 =====            =====

Fluctuations in Quarterly Results. The Company's results of operations may fluctuate significantly from period-to-period as the result of a variety of factors, including: (i) the number, timing and mix of store openings, acquisitions or closings; (ii) the ratio of stores opened to stores acquired;
(iii) the opening of stores by the Company or its competitors in markets where the Company has existing stores; (iv) comparable store sales results; and (v) the ratio of urban format to supermarket format stores. The Company incurs significant preopening expenses and new stores typically experience an initial period of operating losses. As a result, the opening of a significant number of stores in a single period will have an adverse effect on the Company's results of operations. In addition, the Company's store base is geographically concentrated and shifts in economic or demographic trends and consumer preferences in a particular market could have an adverse effect on the Company's results of operations. Further, a variety of factors affect the Company's comparable store sales results, including, among others, the relative proportion of new stores to mature stores, the opening of stores by the Company or its competitors in markets where the Company has existing stores, the timing of promotional events, the Company's ability to execute its operating strategy effectively, changes in consumer preferences for natural foods and general economic conditions. Past increases in comparable store sales may not be indicative of future operating performance. Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future financial performance.

Store Openings, Closings, and Acquisitions. In the third quarter of 1996, the Company opened two new stores in St. Louis, Missouri and west Los Angeles, California, respectively. In the fourth quarter of 1996, the Company opened two new stores in Ft. Lauderdale, Florida and Sunnyvale, California, respectively. The Sunnyvale store was originally scheduled to open in the first quarter of 1997. The Company also completed the acquisition of Alfalfa's, Inc., which operated eight Alfalfa's Market(TM) and three Capers(TM) stores. See "Acquisition of Alfalfa's" below. In addition, the Company closed one Alfalfa's Market(TM) store in Seattle, Washington and, in the fourth quarter, closed a Wild Oats Market(TM) store in Lawrence, Kansas. The Company's results of operations have been and will continue to be affected by, among other things, the number, timing and mix of store openings, acquisitions or closings. New stores build their sales volumes and refine their merchandise selection gradually and, as a result, generally have lower gross margins and higher operating expenses as a percentage of sales than more mature stores. In the first nine months of 1996, the Company opened five stores and acquired
fourteen stores.   While store openings and the acquisition of Alfalfa's Inc.
contributed to an increase in the Company's overall sales during these periods, from $68.5 million during the first nine months of 1995 to $129.1 million in the first nine months of 1996, net income decreased, largely as a result of a $7.3 million non-recurring charge described below and preopening costs (which aggregated approximately $458,000 in the third quarter of 1996 and $1.24 million in the first nine months of 1996), and initial operating losses at the new stores. The Company anticipates that the new stores opened in the third quarter of 1996 will experience operating losses for the first six to twelve months of operation, in accordance with historic trends. The Company will continue to evaluate the profitability of all its stores on an ongoing basis and may, from time to time, make decisions regarding closures, relocations or remodels in accordance with such evaluations.

Acquisition of Alfalfa's.   The Company completed the acquisition of Alfalfa's,
Inc. in July 1996. Through this acquisition, the Company combined two natural foods retailers with similar operating strategies and complementary store bases, increased its penetration of existing markets, entered new geographic markets and created a stronger platform for future growth. Wild Oats' and Alfalfa's stores overlap in four markets: Santa Fe, New Mexico and Denver, Boulder and Ft. Collins, Colorado. The Company believes these markets are large enough to support these stores. In connection with the acquisition, the Company recorded goodwill in the third quarter of 1996 of approximately $27.8 million, which is being amortized on a straight-line basis over 40 years. The future operating and financial performance of the Company will depend in part on its ability to integrate and operate the Alfalfa's Market(TM) stores successfully and to enhance the profitability of the acquired business. See "Possible Difficulties of Integrating Alfalfa's Operations."

Non-Recurring Expenses.   During late August 1996, the Company performed a
thorough analysis of its operations subsequent to the acquisition of Alfalfa's, Inc. and made certain decisions relating to its operations which resulted in a $7.3 million non-recurring charge being recorded in the third quarter of 1996, of which $5.7 million were non-cash write-offs. The charge is attributable to
(i) closing the Wild Oats Market(TM) Lawrence, Kansas store, resulting in approximately $850,000 in lease cancellation costs and asset write-offs, as well as closing a regional bakery and kitchen resulting in approximately $210,000 in asset write-offs and lease adjustment costs; (ii) moving out of the Company's existing corporate headquarters and relocating to the former Alfalfa's, Inc. corporate headquarters, resulting in approximately $720,000 in lease cancellation costs, relocation costs and asset write-offs; and (iii) consolidating certain information systems resulting in approximately $300,000 in asset write-offs. In addition, after operating the combined companies, management closed the Alfalfa's Market(TM) Seattle, Washington store, resulting in approximately $4.8 million of severance costs, lease cancellation costs and asset write-offs, and a restaurant in a Vancouver Capers(TM) store, resulting in approximately $420,000 in asset write-offs. At the time of the Alfalfa's acquisition, the Company had planned to retain the Seattle store and Vancouver restaurant operation. The Company does not believe that closing the two stores will have a material effect on the Company's future operating results.

SALES. Sales in the three and nine months ended September 28, 1996 were $60.2 million and $129.1 million, respectively. For the three-month period, sales increased by 134% over the corresponding period in 1995. The increase in the three-month period was primarily due to the acquisition of the eight Alfalfa's Market(TM) and three Capers(TM) stores and the opening of two Wild Oats Markets(TM) stores. Sales for the nine months ended September 28, 1996 increased 88% over the corresponding period in 1995, due to the factors previously described and to the acquisition of three stores in Salt Lake City, Utah and the opening of five new stores during the first nine months of 1996.

Sales of a store are deemed to be comparable commencing in the thirteenth full month after the store was opened or acquired. Comparable store sales were 0.5% for the third quarter of 1996 and 0% for the first nine months of 1996, as compared to 6.5% for the third quarter of 1995 and 10.2% for the first nine months of 1995. Comparable store sales results in the three and nine months ended September 28, 1996 were negatively affected primarily by planned cannibalization (the loss of sales at an existing store when the Company opens a new store nearby) resulting from the implementation of the Company's store clustering strategy as described in "Uncertain Ability to Execute Growth Strategy."

GROSS PROFIT. Gross profit in the three and nine months ended September 28, 1996 was $19.1 million and $41.1 million, respectively. Gross profit increased during the three months by 134% over the corresponding period in 1995, and by 87% for the nine months ended September 28, 1996 over the corresponding period in 1995. The increase in gross profit on a dollar basis is primarily attributable to the acquisition of Alfalfa's Inc. and the opening of new
stores.   There was no material change in gross profit as a percentage of sales during these periods.

DIRECT STORE EXPENSES. Direct store expenses for the three and nine months ended September 28, 1996 were $15.4 million and $32.3 million, respectively. For the three-month period, direct store expenses increased 118% over the corresponding period in 1995, and increased 90% for the nine-month period over the corresponding period in 1995. The increase in direct store expenses during the three- and nine-month periods is attributable to the increase in the number of stores operated by the Company. As a percentage of sales, direct store expenses for the three-month period decreased to 25.6% from 27.5% in the same period in 1995 due to the matured performance of the new stores opened in 1995. For the nine-month period, there was no material change in direct store expenses as a percentage of sales as compared to the same period in 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three and nine months ended September 28, 1996 were $2.7 million and $5.6 million, respectively. For the three-month period, selling, general and administrative expenses increased 150% over the corresponding period in 1995, and for the nine-month period, increased 96% over the corresponding period in 1995. These increases are primarily attributable to the acquisition of Alfalfa's, Inc. and the opening of five new stores during the first nine months of 1996. For the three-month period, selling, general and administrative expenses as a percentage of sales increased to 4.6% from 4.3% in the same period in 1995 as a result of combining and then beginning the consolidation of the overhead structure of Alfalfa's, Inc. For the nine-month period, there was no material change in selling, general and administrative expenses as a percentage of sales as compared to the same period in 1995.

PREOPENING EXPENSES.   Preopening expenses for the three and nine months ended
September 28, 1996 were $458,000 and $1.2 million, respectively. For the three-month period, preopening expenses increased 14% over the corresponding period in 1995, and for the nine-month period, increased 100% over the corresponding period in 1995. The increase in preopening expenses for the nine-month period is attributable to an increase in the number of new stores opened (five in the first nine months of 1996, as compared to three in the corresponding period in 1995), as well as increased costs for travel for preopening arrangements and staff training for those stores opened in new or less developed geographic regions.

NET INTEREST EXPENSE. Net interest expense for the three and nine months ended September 28, 1996 were $304,000 and $888,000, respectively. For the three-month period, net interest expense increased 547% over the corresponding period in 1995, and for the nine-month period increased 563% over the
corresponding period in 1995.   These increases are attributable to the higher
levels of indebtedness incurred to fund store openings and acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of capital have been cash flow from operations, trade payables, bank indebtedness, and the sale of equity securities. Primary uses of cash have been the financing of store openings and acquisitions.

Net cash provided by operating activities was $6.5 million during the nine months ended September 28, 1996 and $4.5 million during the comparable period in 1995. Net income decreased during the nine months ended September 28, 1996 as compare to the same period in 1995, but cash provided by operating activities increased during this period primarily as a result of non-cash asset write-offs and an increase in accrued liabilities related to the non-recurring expenses during the period and an increase in trade payables related to new store openings for which the Company typically receives extended payment terms from vendors. The Company has not required significant external financing to support inventory requirements at its existing and new stores because it has been able to rely on vendor financing for most of the inventory costs, and anticipates that vendor financing will continue to be available for new store openings.

Net cash used by investing activities was $22.3 million during the nine months ended September 28, 1996 as compared to $10.4 million during the comparable period in 1995 due to the Alfalfa's, Inc. acquisition and other minor acquisitions and to the opening of five new stores during the nine months ended September 28, 1996.

Net cash provided by financing activities was $18.0 million during the nine months ended September 28, 1996 and $595,000 during the comparable period in 1995 due to net proceeds of $16.5 million from the sale of Series E convertible preferred stock, the proceeds of which were used to fund a portion of the purchase price of Alfalfa's, Inc. In addition, $3.4 million was obtained from increased borrowings net of repayment of debt during the nine months ended September 28, 1996.

The Company currently has a $20.0 million revolving line of credit with Bank One Indianapolis, National Association (the "Revolving Line"). The Revolving Line bears interest, at the Company's option, at the lender's prime rate or LIBOR plus 1.75% and has a final maturity of February 2002. At September 28, 1996, the Company had borrowings outstanding under the Revolving Line of approximately $16.7 million. The Company used a portion of the net proceeds from its initial public offering in October 1996 to repay all amounts outstanding on the Revolving Line. Further, in July 1996, the Company received a commitment from its lender to increase its borrowing capacity under the Revolving Line to $40.0 million. The Company's ability to borrow under the Revolving Line is contingent upon its compliance with certain material covenants, including covenants related to the Company's net worth, total funded debt to total capitalization ratio, interest coverage ratio, tangible capital base and fixed charge coverage.

The Company anticipates that it will spend approximately $2.0 million in the last quarter of 1996 to complete the build-out and opening of two stores, one of which was originally scheduled to open in 1997. The Company's average capital expenditures to open a store, including leasehold improvements, equipment and fixtures, have ranged from approximately $1.0 million to $2.0 million over the past 18 months, excluding inventory costs and initial operating losses. The cost of initial inventory for a new store over such period was approximately $500,000; however, the Company relies on vendor financing for most of this cost. Preopening costs are approximately $250,000 per store and are expensed when the new store opens. The amounts and timing of such expenditures will depend upon the availability of new store sites and other factors, including the location of the store and whether it is in a new or existing market for the Company, the size of the store, and the required build-out at the site. Costs to acquire future stores, if any, are impossible to predict and could vary materially from the cost to open new stores. There can be no assurance that actual capital expenditures will not exceed anticipated levels.

PART II.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             EXHIBIT
             NUMBER                    DESCRIPTION OF DOCUMENT

             3(i).1 Amended and Restated Certificate of Incorporation of Registrant.*

             3(ii).1       Amended and Restated Bylaws of Registrant.*

             11.1 Statement Regarding Computation of Pro Forma Net Income (Loss) Per Share.

             27.1          Financial Data Schedule.



         (b) Reports on Form 8-K. There were no reports on Form 8-K for the three-month period ended September 28, 1996.


* Incorporated by reference from Registrant's Registration Statement on Form S-1, No. 333-11261.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, County of Boulder, State of Colorado, on the 6th day of December, 1996.

                                        WILD OATS MARKETS, INC.

                                        By  /s/ Mary Beth Lewis
                                            ------------------------------------
                                            Mary Beth Lewis
                                            Executive Officer, Treasurer and
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)

                                EXHIBIT INDEX



             EXHIBIT
             NUMBER                    DESCRIPTION OF DOCUMENT

             3(i).1 Amended and Restated Certificate of Incorporation of Registrant.*

             3(ii).1       Amended and Restated Bylaws of Registrant.*

             11.1 Statement Regarding Computation of Pro Forma Net Income (Loss) Per Share.

             27.1          Financial Data Schedule.





* Incorporated by reference from Registrant's Registration Statement on Form S-1, No. 333-11261.