Form 10-K
period 1996-12-28
WILD OATS MARKETS INC
filed 1997-03-27
CIK 909990

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996

                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-21577


                            WILD OATS MARKETS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               84-1100630
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)

                                 1645 Broadway
                            Boulder, Colorado 80302
          (Address of principal executive offices, including zip code)

                                 (303) 440-5220
              (Registrant's telephone number, including area code)


       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of Each Class
                              -------------------

                         Common Stock,  $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (x)  No  ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of March 17, 1997, the aggregate market value of the voting stock held by non-affiliates (as defined by the regulations of the Securities and Exchange Commission) of the Registrant was $37,278,000, based upon the closing sale price of such stock on such date as reported on the NASDAQ National Market. As of March 17, 1997, the total number of shares outstanding of the Registrant's common stock, $.001 par value, was 6,890,484 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 28, 1996 have been incorporated by reference into Parts II and IV of this report on Form 10-K. Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 1, 1997, have been incorporated by reference into Part III of this report.



                               TABLE OF CONTENTS

                                                                          Page
PART I.

Item 1.  Business.                                                          1

Item 2.  Properties.                                                        8

Item 3.  Legal Proceedings.                                                 9

Item 4.  Submission of Matters to a Vote of Security Holders.               9

PART II.

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.                                               9


Item 6.  Selected Financial Data.                                           9

Item 7.  Management's Discussion and Analysis of                            9
         Financial Condition and Results of Operations.

Item 8.  Financial Statements and Supplementary Data.                      10

Item 9.  Changes in and Disagreements with Accountants                     10
         on Accounting and Financial Disclosure.

PART III.

Item 10. Directors and Executive Officers of the Registrant.               10

Item 11. Executive Compensation.                                           10

Item 12. Security Ownership of Certain Beneficial Owners and Management.   10

Item 13. Certain Relationships and Related Transactions.                   10

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.  10

PART I.

Item 1.  BUSINESS

Introduction

     Wild Oats Markets, Inc. (the "Company" or "Wild Oats") is the second largest natural foods supermarket chain in North America with the largest natural foods store base in the western United States. References herein to "the Company" or "Wild Oats" are deemed to refer to Wild Oats Markets, Inc., its subsidiaries and predecessors. As of March 21, 1997, the Company currently operates 45 stores under the names "Wild Oats Community Markets", "Alfalfa's Markets" and "Oasis Fine Foods" in nine states: California, Colorado, Florida, Kansas, Missouri, Nevada, New Mexico, Oregon and Utah; and under the name "Capers Whole Foods Markets" in British Columbia, Canada. The Company is dedicated to providing a broad selection of high quality natural and gourmet foods and related products at "down to earth" competitive prices in an inviting and educational store environment emphasizing customer service. The Company's stores range in size from 5,000 to 35,000 square feet and feature natural alternatives in virtually every product category found in conventional supermarkets, providing consumers with a one-stop, full-service shopping alternative to both conventional supermarkets and traditional health food stores.

     The Company grew from nine natural foods stores located primarily in Colorado at the end of 1992, to 40 stores in eight states and Canada at the end of 1996, representing a compound annual growth rate of 45%. During this period, the Company's sales increased from $36.6 million to $192.5 million, representing a compound annual growth rate of 51%. This growth resulted from the acquisition of independent and small chain natural foods store operators, the opening of new stores and positive comparable store sales growth. As of the end of fiscal 1994, 1995 and 1996, the Company grew from 14 to 21 to 40 stores, with sales of $65.2 million, $98.5 million and $192.5 million, respectively, and income (loss) from operations of $2.6 million, $800,000 and $(4.6 million), respectively. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" incorporated by reference from the Company's Annual Report to Stockholders. In 1996, the Company opened seven new stores and acquired 14 additional stores and sales increased 95% to $192.5 million from $98.5 million in 1995. In July 1996, Wild Oats completed the acquisition of Alfalfa's, Inc. ("Alfalfa's"), a leading natural foods supermarket chain that operated 11 stores in three states and Canada. From fiscal 1994 to fiscal 1996 Alfalfa's grew from six to 11 stores, representing a compound annual growth rate of 35.4%. During this same period sales increased from $45.9 million to $85.6 million, representing a compound annual growth rate of 36.6%. Through the acquisition of Alfalfa's, the Company combined two natural foods retailers with similar operating strategies and complementary store bases, increased the Company's penetration of existing markets and created a stronger platform for future growth. In the last half of 1996, the Company closed the Alfalfa's Market Seattle, Washington store and the Wild Oats Market Lawrence, Kansas store, and consolidated the Company's and Alfalfa's, Inc.'s corporate headquarters and information systems, for which the Company recorded a one-time nonrecurring charge of $7.0 million. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations," incorporated by reference from the Company's Annual Report to Stockholders.

     The Company was incorporated in Colorado in 1987 and reincorporated in Delaware in 1993. In July 1996, in connection with the acquisition of Alfalfa's, Inc., the Company effected a merger into WO Holdings, Inc., a Delaware corporation, which subsequently changed its name to Wild Oats Markets, Inc. In December 1996 and January 1997 the Company merged several wholly owned subsidiaries that held the operations of the Colorado and New Mexico Alfalfa's Market stores into the Company.

Natural Foods Industry

     Natural foods are defined as foods which are minimally processed, free of artificial ingredients, preservatives and other non-naturally occurring chemicals and, in general, are as near to their whole, natural state as possible. Most natural products fall into the food category, but the natural foods industry also encompasses a number of other categories such as naturally-based cosmetics, toiletries and personal care items, vitamins and herbal supplements, naturally-based cleaning agents, and natural and homeopathic medicines. While sales growth in the traditional supermarket industry remained relatively flat, from 1991 to 1995 the natural foods industry grew at a 19% compound annual growth rate. According to The Natural Foods Merchandiser, a leading industry publication, growth in the natural foods industry has accelerated from a 10% increase in sales in 1991 to a 22% increase in 1995, when the market reached $9.1 billion, of which approximately $6.1 billion was generated by independent natural/health food stores. According to the results of a retailer survey of 1996 industry performance by Whole Foods, an industry publication, total independent natural/health food store sales reached $10.4 billion in 1996, which represents an approximate 58% increase in sales in this sector in 1996. The Company believes that this growth reflects a broadening of the natural foods consumer base which is being propelled by several factors, including healthier eating patterns, increasing concern regarding food purity and safety, and greater environmental awareness. While natural products generally have higher costs of production and correspondingly higher retail prices, the Company believes that a growing segment of the population now attributes added value to high quality natural products and is willing to pay a premium for such products. Indeed, while early growth in the industry was attributed to more educated, wealthier consumers, there is increasing evidence that the mainstream consumer is driving much of the recent growth. Further, according to industry data, the natural foods industry comprises less than 3% of the total supermarket industry, allowing for significant potential to continue to expand the customer base.

     Traditional natural foods stores, offering only vitamins, dietary supplements, herbs and a limited selection of natural foods product lines, first emerged over 50 years ago. Over the years, as consumer demand for natural foods has increased, the number of natural foods stores has grown and the product mix has expanded. More distributors and vendors have entered the natural foods industry and many more natural products have become available. In response to increasing supply and demand, larger format natural foods stores have emerged, offering virtually every product category found in a conventional supermarket, including grocery, produce, meat, poultry, seafood, dairy, frozen, deli, bakery, health and body care and household items. Today, natural foods stores offer a one-stop, full-service grocery shopping alternative to conventional supermarkets and appeal to a broader, more mainstream customer base than the traditional natural foods store.

     The Company believes that the appeal of natural foods supermarkets is based on the quality of the total shopping experience. Many natural foods stores develop a personal relationship with their customers because there is typically more interaction between the customer and the store staff than in a conventional supermarket. The Company believes that conventional supermarkets historically have had only limited success in competing in the natural foods segment because they are largely dependent on national brands. As a result, while conventional supermarkets may carry a limited selection of natural food products, it is difficult for them to duplicate the inventory of natural foods stores which carry a more comprehensive selection of natural products sourced from a large number of independent vendors.

     The natural foods industry is highly fragmented. According to The Natural Foods Merchandiser, there were approximately 6,600 independent natural/health foods stores in 1995, which generated approximately $6.1 billion of the total $9.1 billion of natural food sales. In 1996, the total number of stores is estimated to have increased to over 7,000, and total natural food sales by these independents are estimated at $10.4 billion by a retailer survey conducted by Whole Foods, an industry publication. In 1995, only 13% of the 6,600 stores were full-service, natural foods stores (defined as stores having a minimum of 5,000 square feet and offering a full range of product categories, including fresh meat and seafood). The Company believes that the two largest natural foods retailers (Wild Oats and Whole Foods Market, Inc., including subsequent acquisitions) represented on a pro forma basis approximately 10% of the total natural foods dollars spent by consumers in 1996. There has been considerable consolidation in the industry as natural foods supermarket chains have acquired smaller independent competitors. The Company believes natural foods supermarkets, with their extensive product offerings and broad customer appeal, will continue to lead the overall growth and consolidation in the natural foods industry.

Operating Strategy

     The Company's objective is to become the grocery store of choice both for natural foods shoppers and quality-conscious consumers in each of its markets by emphasizing the following key elements of its operating strategy:

     Destination Format. The Company's stores are one-stop, full-service supermarkets for customers seeking high quality natural and gourmet foods and related products. In most of its stores, the Company offers between 10,000 and 25,000 SKUs of natural products in virtually every product category found in a conventional supermarket. The Company's stores carry a much broader selection of natural and gourmet foods and related products than those offered by typical independent natural foods stores or conventional supermarkets.

     High Quality, Unique Products. The Company seeks to offer the highest quality products throughout its merchandise categories and emphasizes unique products and brands not typically found in conventional supermarkets. The Company's strict quality standards require products to be minimally processed, free of preservatives, artificial colors and chemical additives, and not tested on animals. Each store tailors its product mix to meet the preferences of the local market, in particular sourcing produce from local organic growers whenever possible. The Company also operates regional kitchens and bakeries that provide its stores with fresh bakery items and a unique assortment of prepared foods for the quality and health-conscious consumer.

     Educational and Entertaining Store Environment. At Wild Oats, shopping is "theater." Each store strives to create a fun, friendly and educational environment that makes grocery shopping enjoyable and encourages shoppers to spend more time in the store and to purchase new products. In order to enhance customers' understanding of natural foods and how to prepare them, the Company trains its store staff to educate customers as to the benefits and quality of its products and prominently features educational brochures and newsletters as well as an in-store consumer information department. In addition, many stores offer cafe seating areas, espresso and fresh juice bars, and in-store massage therapists, all of which emphasize the comfortable, relaxed nature of the shopping experience. The Company believes its knowledgeable store staff and high ratio of store staff to customers results in significantly higher levels of customer service than in a conventional supermarket.

     Extensive Community Involvement. The Company seeks to engender customer loyalty by demonstrating its high degree of commitment to the local community. Each store makes significant monetary and in-kind contributions to local not-for-profit organizations through programs such as "5% Days," where each store donates 5% of its gross sales one day each month to a local not-for-profit group, and "Charity Work Benefits" where the Company pays employees for time spent working for local charities.

     Flexible Store Format. The Company's flexible store format enables it to customize its stores to specific site characteristics and to meet the unique needs of a variety of markets. The Company's supermarket format stores are adapted in size and product selection to suburban markets and its urban format stores are designed to appeal in size and product selection to more densely populated urban markets. The Company believes that this flexible store format strategy allows it to operate successfully in a diverse set of markets, enabling it to reach a broader customer base and increase market penetration.

     Competitive Pricing. The Company seeks to offer products at prices which are at or below those of other natural foods stores. The Company has implemented a "down to earth" competitive price program designed to ensure that high quality, all natural items in each product category are offered at prices that are competitive with those offered on similar items in conventional supermarkets. The Company believes these pricing programs broaden its consumer appeal and encourage its customers to fill more of their shopping needs at the Company's stores.

     Motivated Staff. The Company has developed a unique culture by encouraging active participation and communication among all staff members, advocating store-level participation in a variety of marketing, merchandising and operating decisions and rewarding staff based upon the achievement of targeted store-level sales and other financial performance criteria. In addition, the Company generally hires individuals dedicated to the concept of natural foods and a healthy lifestyle. The Company believes that these practices translate into a satisfied and motivated staff and a high level of customer service.

Growth Strategy

     Wild Oats is the second largest natural foods supermarket chain in North America. To date, the Company has focused its growth in the western half of the U.S. and has built the largest store base in that region. The Company's growth strategy is to increase sales and income through: (i) new store expansion; (ii) acquisition of existing compatible stores; and (iii) increased sales at existing stores.

     New Store Expansion.   The Company has grown from nine stores at the end of
1992 to 45 stores as of March 21, 1997, through a combination of both new store openings and acquisitions. Since its inception, the Company has opened 20 stores and acquired 27 stores (including 11 Alfalfa's Market stores). In 1996 the Company opened seven new stores and acquired 14 existing stores, and subsequently closed the Alfalfa's Market Seattle, Washington store and the Wild Oats Market Lawrence, Kansas store. The Company intends to continue to strengthen its position in the western United States and to expand to new regions, such as Florida and the Pacific Northwest, which it believes are currently underserved by natural foods retailers. The Company opened one store in 1996 in Florida, and signed leases for stores in Sacramento and Laguna Beach, California, which are planned to open in March and the second quarter of 1997, respectively. The Company also has purchased real property for the construction of a new store in Westminster, Colorado that is projected to open in September of 1997. While the Company believes that most of its new store expansion will result from store openings, it continues to evaluate acquisition opportunities in both existing and new markets. In the first quarter of 1997, the Company acquired four additional existing natural foods supermarkets: two located in Eugene, Oregon, and one located in Boca Raton and one located in West Palm Beach, Florida. There is no assurance that the Company will achieve its planned expansion in existing markets or enter new markets. The Company intends to operate new stores primarily under the "Wild Oats Community Market" name.

     Historically, the Company has pursued a strategy of clustering stores within each of its markets in order to more fully penetrate these markets, achieve operating efficiencies and enhance name recognition. The Company believes this strategy has resulted in increased overall sales in each of its markets. In the past when the Company has opened a store in a market in which it had an existing presence, the Company has experienced a decline in the revenue and operating results at certain of its existing stores in that market. However, over time, the Company believes the affected stores generally will achieve store contribution margins comparable to prior levels on the lower base of sales. The Company intends to continue to pursue its store clustering strategy and expects these trends to continue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated by reference from the Company's Annual Report to Stockholders.

     Increase Sales at Existing Stores. The Company believes that historical growth in sales at the Company's existing stores reflects continued strong growth in the natural foods industry as well as improved execution of the Company's operating strategy. The Company continually seeks to increase sales at its existing stores and has undertaken several initiatives designed to increase comparable store sales. The Company is seeking to attract new customers, generate repeat business and gradually increase the size of the average transaction by introducing, expanding and improving key merchandise categories such as perishables (produce, deli and prepared foods) and private label products, as well as implementing expanded marketing programs and expanding customer service.


Site Selection and Store Format

     Prior to opening or acquiring a store, the Company analyzes the local market, including: (i) certain demographic data, such as education level, average income, population density and age distribution; (ii) certain lifestyle data, such as the levels of cultural awareness, physical exercise, health consciousness and environmental awareness in the community; and (iii) the existing competition. In addition to performing internal market analysis, the Company frequently engages an outside consultant to conduct additional market studies and validate internal sales forecasts. The Company's flexible strategy allows it to open stores in a variety of locations and adapt its store layout and merchandise selection to accommodate specific site characteristics, regional themes and local cultural traditions. The Company seeks locations of approximately 15,000 to 35,000 square feet for its supermarket format stores and generally seeks to be either an anchor tenant in a regional neighborhood shopping center or a stand-alone store with high visibility, easy access and plenty of parking. The Company seeks locations of approximately 5,000 to 15,000 square feet for urban format stores and generally seeks to be in the commercial district of densely populated residential areas with convenient parking and a high level of foot traffic.

     When the Company acquires a store, it remodels the store in accordance with the Company's specifications. These acquired stores remain in operation while they are being remodeled and, if the stores are to be renamed "Wild Oats," they are not renamed until the remodeling is completed. The timing and cost of the remodel of each store varies depending on the location of the store and whether it is in a new or existing market for the Company, the size of the store and the required build-out. The Company typically requires eight to 16 weeks to remodel a store.


Products

     The Company offers its customers a broad selection of unique, high-quality products that are natural alternatives to those found in conventional supermarkets. The Company typically does not offer well known national brands and focuses instead on a comprehensive selection of natural products within each category. Although the core merchandise assortment is similar at each of the Company's stores, individual stores adapt the product mix to reflect local and regional preferences. Stores source produce from local organic growers whenever possible and typically offer a variety of local products unique to the region. In addition, in certain markets, stores may offer more food service, gourmet and ethnic items as well as feature more value-added services such as gift baskets, catering and home delivery, and in other markets, a store may focus more on bulk foods, produce and staple grocery items. The Company and its stores regularly introduce new high-quality and locally grown products in its merchandise selection to minimize overlap with products carried by conventional supermarkets.

     In addition, the Company intends to continue to expand and enhance its prepared food and in-store cafe environment. The Company believes that consumers are increasingly seeking convenient, healthy, "ready-to-eat" meals and that by increasing its commitment to this category it can provide an added service to its customers, broaden its customer base, and further differentiate itself from conventional supermarkets and traditional natural foods stores.

     Quality Standards. The Company's objective is to offer products which meet the following standards: free of preservatives, artificial colors, chemical additives and added hormones; organically grown, whenever possible; minimally processed; and not tested on animals. The Company continually evaluates new products, quality issues and controversial ingredients and frequently counsels store managers on compliance with the Company's strict product standards.

     Product Categories.   The Company's stores typically feature the following
product categories:


Product Category    Description
----------------    -----------
Grocery             Pastas, canned goods, cereals, cooking oils, juices, salad dressings, crackers, chips, pretzels, cookies, baking items, sodas, bottled waters, and beer and wine in selected stores.
                    Many products are formulated for special diets and are
                    identified as fat-free, low-sodium, wheat-free or dairy-
                    free;

Natural Living      Vitamins, supplements, herbs and body care items such as
                    shampoos, lotions, cosmetics, deodorants, dental care
                    products, nutritional supplements, herbal tinctures, bulk
                    herbs and homeopathic remedies as well as a selection of
                    health-related books and magazines;

Prepared Foods      Hot entrees, salads, sushi, wraps, pizza and pasta which can be taken out or, in the larger stores, eaten in the store's cafe seating area.  Most stores feature full-service delis as well as espresso and fresh juice bars;

Produce Majority of produce is organically grown, although the availability varies, and is sourced seasonally from local organic farmers whenever possible. All produce is clearly labeled as to whether it was grown organically or commercially;

Dairy/Frozen        Dairy products, both organic and commercial, such as yogurt, milk, cheese, eggs, soy milk, soy foods, and fresh juices, and frozen products such as ice cream, frozen yogurt,
                    entrees, vegetables, desserts, juices, meat and meat
                    substitutes;


Meat/Poultry/       Fresh beef, lamb, pork, seafood and free-range poultry,
Seafood             as well as value-added meat products such as stuffed
                    peppers, marinated meats and home-made sausages;

Baked Goods         Muffins, cakes, breads and pies, which are supplied by both the Company's bakeries and outside vendors, and signature
                    items including a proprietary line of private label gourmet breads;

Bulk Products       Generally between 200 and 500 SKUs of bulk products,
                    including beans, pastas, grains, rice, coffee, granolas,
                    snacks, nuts, flours, seeds, dried fruits, soaps,
                    detergents, shampoos and conditioners; and

General Merchandise Environmentally-friendly cleaning compounds, housewares, kitchen tools, recycled paper products and other natural household items, as well as selected gift items, such as natural fiber clothing, greeting cards and decorative glassware.


     Private Label. The natural foods industry is highly fragmented and characterized by many small independent vendors. As a result, the Company believes that its customers do not have strong loyalty to particular brands of natural foods products. In contrast to conventional supermarkets whose private label products are intended to be low cost alternatives to name-brand products, the Company has developed a private label program in order to build brand loyalty to specific products based on its relationship with its customers and its reputation as a natural foods authority. Through this program, Wild Oats has successfully introduced a number of high quality, unique private label products, such as chocolate bars, gourmet breads, salsa, salad dressings, vitamins, chips, pretzels, tortillas, fresh juices, pasta, pasta sauces, oils, and canned fruit. The Company intends to continue to expand its private label product offerings on a selected basis.

     Pricing. In general, natural and gourmet foods and related products have higher costs of production and correspondingly higher retail prices than conventional grocery items. The Company's pricing strategy has been to maintain prices that are at or below those of its natural foods competitors while educating its customers as to the higher quality and added value of its products so as to differentiate them from conventional products. Like most conventional supermarkets, the Company regularly features dozens of sale items, including "buy one-get one free" items, that are rotated periodically. In addition, the Company has an ongoing "down to earth" competitive pricing program that consistently features a natural foods item in each major product category at a price that is competitive with or lower than its conventional equivalent. The Company regularly monitors the prices at its natural foods and conventional supermarket competitors to ensure its prices remain competitive.

Store Environment

     At Wild Oats, shopping is "theater." Each store strives to create a fun, friendly and educational environment that makes grocery shopping enjoyable and encourages shoppers to spend more time in the store and to purchase new products. In order to enhance customers' understanding of natural foods and how to prepare them, the Company trains its store staff to educate customers as to the benefits and quality of its products and prominently features educational brochures and newsletters as well as an in-store consumer information department. Product brochures, recipe card areas, food sampling stations, informational signage and, in certain stores, an educational computer kiosk, are used extensively throughout the store. Most stores offer cafe seating areas, espresso and fresh juice bars and in-store massage therapists, all of which emphasize the comfortable, relaxed nature of the Wild Oats shopping experience. In addition, each store features a monthly calendar of special events such as educational presentations, children's events, cooking classes, live music, prize drawings and dog washes. Certain departments are remerchandised several times a year according to seasonal themes or different marketing campaigns, such as Rain Forest Month or Organic Harvest Month. The stores also sponsor many community-related activities such as presentations on health and safety as well as fund-raising drives for local organizations. The Company encourages and receives feedback from its customers through its suggestion boxes and posts responses on the stores' community bulletin board.


Company Culture and Store Operations

     Company Culture. The Company's culture is embodied in its "Four Areas of Responsibility": responsibility to its customers, its staff, its community and its bottom line. In particular, Wild Oats believes that knowledgeable, satisfied and motivated staff members have a direct impact on store performance and overall profitability. Wild Oats encourages active participation and open communication among all staff members and advocates store-level participation in a variety of marketing, merchandising and operating decisions. The Company has made a substantial commitment to staff education and has created an in-house training program which consists of an intensive orientation for new hires and mandatory monthly and quarterly education programs for the general staff. The Company generally hires individuals dedicated to the concept of natural foods and a healthy lifestyle and seeks to promote store-level employees to positions of increasing responsibility.

     Management and Employees. The Company's stores are organized into ten geographic regions, each of which has a regional director who is responsible for the store operations within his or her region and who reports to the Company's senior management. The Company's regional directors are responsible for, and frequently visit, their cluster of stores to monitor financial performance and ensure adherence to the Company's operating standards. The typical staff of a Wild Oats store consists of one store manager, ten department managers and between 25 to 200 additional hourly staff members, most of whom work full time. Store and department managers are responsible for the operations of individual stores including recruiting and hiring store personnel, communicating financial results nightly, coordinating merchandise ordering, distribution and receiving, and to a limited extent, supplementing their stores' merchandise mix with regional and other products suited for their specific market. The accounting department provides a detailed monthly financial analysis of every department in each store which is reviewed by both the store and regional managers. The Company maintains a staff of corporate level department specialists including Natural Living, Prepared Foods, Produce, Meat/Poultry/Seafood and Grocery coordinators who manage centralized buying programs and assist in store-level merchandising, pricing and staff training to ensure Company-wide adherence to product standards and store concept.

     All regional directors and store managers and certain store-level staff participate in an incentive plan that ties compensation awards to the achievement of specified store-level sales, profitability and other financial performance criteria. The Company also seeks to foster enthusiasm and dedication in its staff members through comprehensive benefits packages including health insurance and wellness programs as well as an employer matching 401(k) plan and Equity Incentive Plans.

Purchasing and Distribution

     The Company has a centralized purchasing function which sets product standards, approves products and negotiates volume purchase discount arrangements with distributors and vendors. Individual store purchases are handled through its department managers who make purchasing decisions within these established parameters. This approach enables each store to customize its product mix to meet the needs and preferences of its customers while adhering to the Company's established product standards and allowing each store to benefit from the Company's volume purchasing discounts.

     The wholesale segment of the natural foods industry provides a large and growing array of product choices across the full range of grocery product categories. Although the Company purchases products from more than 3,000 suppliers, the Company purchases approximately 30% of its products from a single wholesale distributor that operates warehouses in Colorado, Connecticut, Georgia and California. The Company believes that this distributor is able to service all of the Company's existing stores as well as any future sites. In 1996, as a result of the Alfalfa's acquisition, the Company was able to negotiate greater volume discounts with this distributor and certain other vendors. The Company has no supply contracts with these parties and any vendor or distributor could discontinue selling to the Company at any time. The Company believes that it could develop alternative sources of supply; however, any such termination may create a short-term disruption in store-level merchandise selection. The Company is a party to an interim buying agreement with a distributor in Vancouver, British Columbia, Canada under which the Company is obligated to purchase certain products from the distributor, provided the purchase price is the lowest price offered from the Company's various distributors in that region.

     Most products are delivered directly to the stores by vendors and distributors. The Company currently operates a consolidated warehouse facility in Denver which receives and distributes truck load purchases of produce and grocery items and distributes products that cannot be delivered directly to the stores by outside vendors. The Company maintains a small fleet of local delivery vans and over-the-road trucks. As the Company enters new markets it will review the need for additional warehouse and distribution facilities.

     The Company operates four off-site kitchens in Santa Fe, New Mexico, Denver, Colorado and Los Angeles and San Francisco, California as well as a bakery in Denver, Colorado. These facilities produce deli food, take out food, bakery products and certain private label items exclusively for sale in the Company's stores. Each kitchen can make daily deliveries to stores within a hundred mile radius of the facility. The Company intends to add new kitchens as it expands into new markets.

Marketing

     The Company's marketing programs are primarily focused on in-store customer education and information. The Company believes that its customers are more responsive to the quality of the shopping experience, issue-based marketing and word-of-mouth advertising than to price-based marketing and traditional media advertising. As a result, the Company focuses on consumer education and emphasizes the benefits and quality of its products such as the fact that an item is organic or grown locally. The Company uses a variety of media, including in-store fliers, newspaper inserts and promotional brochures in which it promotes the depth of its merchandise selection, benefits of natural products, and "down to earth" competitive prices, including "buy one-get one free" and "two for one" pricing promotions. When the Company first enters a new market, the Company executes an intense marketing campaign to build awareness of its new store and its selection of natural products. After the initial campaign, this advertising is replaced by the marketing strategies described above. The Company's advertising costs historically have been less than 1.5% of sales.

Management Information Systems

     The Company's management information systems have been designed to provide detailed store-level financial data, including sales, gross margin, payroll and store contribution, to regional and store managers and to the Company's headquarters on a timely basis. Currently, certain store-level accounting and inventory management systems are processed manually. In 1996 the Company purchased a software system to convert the currently different Wild Oats and Alfalfa's point-of-sale and pricing systems to one system, and anticipates that such system will be in place by the end of the fourth quarter of 1997. Certain Wild Oats stores are not currently on an automated point-of-sale and pricing system, and the Company anticipates that such stores will not be included within the automated system for several years. Although the Company believes that a combined system can be implemented without significant disruptions in its operations or financial reporting, there can be no assurance that such disruption will not occur.

Competition

     The Company's competitors currently include other independent and multi-unit natural foods supermarkets, smaller traditional natural foods stores, conventional supermarkets and specialty grocery stores. A number of other natural foods supermarkets offer a range of natural foods products similar to those offered in the Company's stores. The Company believes that the principal competitive factors in the natural foods industry include customer service, quality and variety of selection, store location and convenience, price and store atmosphere. The Company believes that its primary competitor is Whole Foods Market, Inc., a publicly-traded company based in Texas which, as of September 28, 1996, had 68 stores and gross sales of $892 million. The Company currently competes with Whole Foods Market in California and Florida. Whole Foods Market recently announced that it signed a lease for a 39,000 square foot store in Boulder, Colorado, where the Company's headquarters and three of its stores are currently located, and that it intends to pursue other markets in which the Company has stores. At this time the Company cannot evaluate what, if any, impact increased competition from Whole Foods Market will have on its overall sales. The Company's Boulder, Colorado stores account for approximately 10% of the Company's overall sales revenues. While certain conventional supermarkets, smaller traditional natural foods stores and small specialty stores do not offer as full a range of products as the Company, they do compete with Wild Oats in one or more product categories. Many of the Company's competitors have been in business longer and have greater financial or marketing resources than the Company and may be able to devote greater resources to securing suitable locations and to the sourcing, promotion and sale of their products. In addition, should any of the Company's competitors reduce prices, the Company may be required to implement price reductions in order to remain competitive, which could have an adverse impact on its business, financial condition and results of operations. As Wild Oats enters new geographic markets, its success will depend in part on its ability to gain market share from established competitors. In addition, traditional and specialty grocery stores may expand more aggressively in marketing a broader range of natural foods and related products and thereby compete directly with the Company for products, customers and locations. The Company expects competition from both new and existing competitors to increase in its markets and there can be no assurance that the Company will be able to compete effectively in the future.

Government Regulation

     The Company is subject to numerous federal, state and local laws, regulations and ordinances regulating health and sanitation standards, food labeling and handling, equal employment, minimum wages and licensing for the sale of food and alcoholic beverages. Difficulties or failures in complying with these regulations could adversely affect the operations of an existing store or delay the opening of a new store.

     In addition, from time-to-time, various federal, state and local legislative and regulatory proposals are made to, among other things, increase the minimum wage payable to employees, establish minimum store security requirements and increase taxes on the retail sale of certain products. Changes to such laws, regulations or ordinances may adversely affect the Company's performance by increasing the Company's costs or affecting its sales of certain products. Although the Company currently pays all of its non-exempt employees hourly wages which are above the minimum wage level, federal legislation raising the minimum wage in the future may increase the Company's employee costs and adversely affect the Company's profitability.

     The Company also sells nutritional supplements, some of which are subject to regulation by several federal, state and local agencies. There can be no assurance that such agencies will not enact regulations that could have an adverse effect on the Company's business, results of operations and financial condition. In addition, recent legislation has required manufactures of nutritional supplements to label ingredients in their products. Such legislation could be enacted in the future which may adversely effect the Company's results of operations.

Employees

     As of March 4, 1997, the Company employed 2,470 full-time individuals and 1,690 part-time individuals. Approximately 4,040 of the Company's employees are engaged at the store-level and 120 are devoted to regional administrative and corporate activities.

Item 2. PROPERTIES

        The Company currently leases an aggregate of approximately 14,500 square feet for its corporate offices in Boulder, Colorado. The lease for the corporate headquarters expires in October 2006 and has a renewal option for an additional six year term. The rental payment is a fixed base rate. The lease for the Company's 13,500 square foot warehouse in Denver expires in August 1999 and is subject to two renewal options of three years each. The rental payment is a fixed base rate.

        The Company leases all of its currently operating stores; however, the Company has purchased real property in Westminster, Colorado for the construction of a new store projected to be opened in September of 1997. The Company also has exercised an option to purchase the real property underlying its Fort Collins, Colorado, Alfalfa's Market store, with a proposed purchase
date in the second quarter of 1997.   The Company's leases typically provide for
a ten-year base term and generally have several renewal periods. The rental payments are either fixed base rates or percentages of sales with minimum rentals. All of the leases are accounted for as operating leases. See "Note 11 of Notes to Consolidated Financial Statements" incorporated by reference from the Company's Annual Report to Stockholders.

     The following is a list of the Company's stores as of March 21, 1997:

                                                                                  Approximate
                                                           Date                   Gross Square
Territory/Store              Location                 Opened/Acquired               Footage
---------------              --------                 ---------------             ------------
Northern California
Wild Oats Berkeley           Berkeley, CA             Acquired April 1995              7,500
Wild Oats Sacramento         Sacramento, CA           Opened March 1997               12,400
Wild Oats San Anselmo        San Anselmo, CA          Acquired April 1995              8,500
Wild Oats San Francisco      San Francisco, CA        Opened April 1996                9,000
Wild Oats Sunnyvale          Sunnyvale, CA            Opened November 1996            23,850

Southern California
Wild Oats Mission Viejo      Mission Viejo, CA        Opened May 1996                 23,500
Wild Oats Pasadena           Pasadena, CA             Opened January 1994             15,000
Wild Oats Santa Monica       Santa Monica, CA         Opened September 1995            8,200
Wild Oats West Hollywood     West Hollywood, CA       Opened February 1996            14,000
Wild Oats West Los Angeles   Los Angeles, CA          Opened September 1996            7,900

Colorado
Wild Oats Aurora             Aurora, CO               Acquired February 1990           8,000
Wild Oats Vegetarian         Boulder, CO              Acquired October 1987            6,500
Wild Oats Boulder            Boulder, CO              Opened February 1988            12,900
Alfalfa's Boulder            Boulder, CO              Acquired July 1996              25,000
Wild Oats Colorado Springs   Colorado Springs, CO     Opened November 1992            16,700
Alfalfa's Cherry Creek       Denver, CO               Acquired July 1996              17,000
Wild Oats Denver             Denver, CO               Acquired February 1990           6,300
Wild Oats Washington Park    Denver, CO               Opened May 1995                 18,600
Alfalfa's Capitol Hill       Denver, CO               Acquired July 1996              22,000
Wild Oats Fort Collins       Fort Collins, CO         Acquired September 1988          5,000
Alfalfa's Fort Collins       Fort Collins, CO         Acquired July 1996              14,000
Wild Oats Orchard            Greenwood Village, CO    Opened August 1995              35,000
Alfalfa's Littleton          Littleton, CO            Acquired July 1996              22,500
Alfalfa's Vail               Vail, CO                 Acquired July 1996               6,200

Florida
Wild Oats Fort Lauderdale    Ft. Lauderdale, FL       Opened November 1996            24,000
Wild Oats Boca Raton         Boca Raton, FL           Acquired February 1997          12,000
Wild Oats West Palm Beach    West Palm Beach, FL      Acquired February 1997          11,000

Midwest
Wild Oats Mission            Mission, KS              Opened October 1995             22,000
Wild Oats Kansas City        Kansas City, MO          Acquired March 1993              5,000
Wild Oats St. Louis          St. Louis, MO            Opened August 1996              20,500

New Mexico
Wild Oats Albuquerque        Albuquerque, NM          Opened May 1992                 28,000
Wild Oats Juan Tabo          Albuquerque, NM          Opened November 1995            22,000
Wild Oats St. Francis        Santa Fe, NM             Opened January 1991             15,000
Wild Oats St. Michael        Santa Fe, NM             Opened January 1992              9,000
Alfalfa's Santa Fe           Santa Fe, NM             Acquired July 1996              20,000


Oregon
Oasis Fine Foods North           Eugene, OR               Acquired March 1997     27,000
Oasis Fine Foods South           Eugene, OR               Acquired March 1997     13,000

Utah/Nevada
Wild Oats Las Vegas East         Las Vegas, NV            Acquired July 1994      10,400
Wild Oats Las Vegas West         Las Vegas, NV            Acquired July 1994      16,400
Wild Oats Salt Lake East         Salt Lake City, UT       Acquired June 1996      10,000
Wild Oats Salt Lake Holladay     Salt Lake City, UT       Acquired June 1996       8,800
Wild Oats Salt Lake South        Salt Lake City, UT       Acquired June 1996       7,000

Canada
Capers                           Vancouver, B.C.          Acquired  July 1996     17,500
Capers                           Vancouver, B.C.          Acquired  July 1996      8,100
Capers                           West Vancouver, B.C.     Acquired  July 1996     11,800

The Company has signed a lease for a store in Laguna Beach, CA, with a Wild Oats Markets store projected to be opened at that location in the second quarter of 1997.


Item 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company or its subsidiaries are a party. From time to time, the Company is involved in lawsuits that the Company considers to be in the normal course of its business.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In October 1996 the Company solicited written consents in lieu of a special meeting from stockholders for the following items: amendment to the Amended and Restated Certificate of Incorporation to provide, among other things, for automatic conversion of the Company's Series A, B, C, D and E preferred stock to common stock upon the initial public offering of the Company's common stock and to effect a 1.7735 for one stock split of the Company's common stock; adoption of the Company's 1996 Equity Incentive Plan; and adoption of the Company's 1996 Employee Stock Purchase Plan. Requests for consents were sent to stockholders holding a number of the shares of the Company's outstanding stock as would be necessary to approve such matters at a meeting of the stockholders. Notices of the taking of corporate action without a meeting by less than unanimous consent were given to the Company's stockholders of record pursuant to Section 228(d) of the Delaware General Corporation Law. On a post-split basis, 72% of the then-outstanding shares voted by consent in favor of the proposals, with the votes tallied as follows: 2,202,048 shares of common stock, 298,730 shares of Series A Preferred Stock, 732,984 shares of Series C Preferred Stock, 408,336 shares of Series D Preferred Stock and 926,992 shares of Series E Preferred Stock voted in favor of the proposal and of those stockholders from which consent was requested, no shares voted against such proposal.


PART II.

Items 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the NASDAQ National Market system under the symbol "OATS". The high per share sales price for the Company's common stock for the period from the Company's initial public offering on October 22, 1996 through December 28, 1996 was $27, and the low per share sales price was $18.

         As of March 4, 1997, the Company's common stock was held by 194 stockholders of record. No cash dividends have been declared previously on the Company's common stock, and the Company does not anticipate declaring a cash dividend in the near future.


Item 6.  SELECTED FINANCIAL DATA

         The information included under the caption "Selected Financial Data" from the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information included in the financial statements and footnotes thereto in the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


PART III.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information included under the captions "Election of Directors" and "Executive Compensation-Management-Executive Officers" in the Company's definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 1, 1997, to be filed with the Commission on or before April 29, 1997, is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

         The information included under the caption "Executive Compensation" in the Company's definitive Proxy Statement in connection with the 1997 Annual Meeting of stockholders to be held May 1, 1997, to be filed with the Commission on or before April 29, 1997, is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement in connection with the 1997 Annual Meeting of stockholders to be held May 1, 1997, to be filed with the Commission on or before April 29, 1997, is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information included under the caption "Directors and Executive Officers - Certain Transactions" in the Company's definitive Proxy Statement in connection with the 1997 Annual Meeting of stockholders to be held May 1, 1997, to be filed with the Commission on or before April 29, 1997, is incorporated herein by reference.

PART IV.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)  The following are filed as a part of this Report on Form 10-K:
      (1)  Consolidated Statement of Operations
           Consolidated Balance Sheet
           Consolidated Statement of Changes in Stockholders' Equity (Deficit) Consolidated Statement of Cash Flows

      (2)  Schedule II - Valuation and Qualifying Accounts


      (b) Reports on Form 8-K. There were no reports on Form 8-K for the three-month period ended December 28, 1996.


      (c)  Exhibits

      The following exhibits to this Form 10-K are filed pursuant to the requirements of Item 601 of Regulation S-K:


     Exhibit
     Number                  Description of Document
     ------                  -----------------------

     3(i).1.(a)     Amended and Restated Certificate of Incorporation of the
                    Registrant.
     3(i).1.(b)     Certificate of Correction to Amended and Restated
                    Certificate of Incorporation of the Registrant.
     3(ii).1        Amended and Restated By-Laws of the Registrant.
     4.1+           Reference is made to Exhibits 3(i).1 through 3(ii).1.
     4.2+           Specimen stock certificate.
     10.1+          Form of Indemnity Agreement between the Registrant and its directors and executive officers, with related schedule.
     10.2+          Registrant's 1996 Equity Incentive Plan, including forms of
                    Options granted to employees and non-employee directors
                    thereunder.
     10.3+          Registrant's 1996 Employee Stock Purchase Plan.
     10.4+          Registrant's 1993 Stock Option Plan.
     10.5+          Registrant's 1991 Stock Option Plan.
     10.6+          Employee Stock Ownership Plan.
     10.7+          Employment Agreement between Registrant and Michael C.
                    Gilliland, dated July 12, 1996 as amended.
     10.8+          Employment Agreement between Registrant and S.M. Hassan,
                    dated July 12, 1996.
     10.9+          Employment Agreement between Registrant and Elizabeth C.
                    Cook, dated July 12, 1996 as amended.
     10.10+         Warrant to purchase Series C Preferred Stock issued to
                    Montgomery Securities dated November 14, 1994.
     10.11+         Warrant to purchase Series B Preferred Stock issued to
                    Weston Presidio Offshore Capital C.V. dated November 14,
                    1994.
     10.12+         Warrant to purchase Series B Preferred Stock issued to
                    Weston Presidio Offshore Capital C.V. dated November 14,
                    1994.
     10.13+         Amended and Restated Stockholders Agreement among the
                    Registrant and certain parties named therein dated August
                    1996.
     10.14+         Registration Rights Agreement between the Registrant and
                    certain parties named therein dated July 12, 1996.
     10.15+         Credit Agreement between the Registrant and Bank One,
                    Indianapolis, National Association dated March 15, 1995.
     10.16+         First Amendment to Credit Agreement between the Registrant and Bank One, Indianapolis, National Association dated
                    November 30, 1995.
     10.17+         Lease Agreement between Registrant and Bway Property Limited
                    Partnership for the property located at 1645 Broadway,
                    Boulder, CO dated October 5, 1992.
     10.18+         Lease Agreement between Registrant and Bway Property Limited
                    Partnership for the property located at 1651 Broadway,
                    Boulder, CO dated October 11, 1982.
     10.19+         Amendment to Lease Agreements between Registrant and Bway
                    Property Limited Partnership dated March 9, 1995 for the
                    properties located at 1645 and 1651 Broadway, Boulder, CO.
     10.20+         Lease Agreement between Registrant and Overland Outfitters,
                    Inc. for the property located at 1655 Broadway, Boulder, CO dated April 10, 1989.
     10.21+         Lease Agreement between Registrant and Marianna Partners
                    Limited for the property located at the northwest corner of
                    St. Francis Drive and Cordova Road, Santa Fe, NM dated
                    August 27, 1990.
     10.22+         First Amendment to Lease Agreement between Registrant and
                    CAMPR Partners, Ltd., successor by merger to Marianna
                    Partners Limited for the property located at the northwest corner of St. Francis Drive and Cordova Road, Santa Fe, NM dated August 1, 1992.
     10.23+         Second Amendment to Lease Agreement between Registrant and
                    CAMPR Partners, Ltd., for the property located at the
                    northwest corner of St. Francis Drive and Cordova Road,
                    Santa Fe, NM dated
     10.24+         Lease Agreement between Registrant and First Interstate Bank of New Mexico, N.A., as Trustee of the Joseph M. Montoya
                    Trust, the Patrick J. Montoya Trust, and the Lynda M. Haran
                    Trust for the property located at the northwest corner of
                    Don Diego Avenue and Cordova Road, Santa Fe, NM dated June
                    29, 1994.
     10.25+         Shopping Center Lease between Registrant and Skunk Creek
                    Investors dated August 8, 1995 for the store located at
                    Baseline Road, Boulder, CO.
     10.26+         Lease between Registrant and AGF Property Management Corp.
                    for the property located at 1111-23 South Washington Street,
                    Denver, CO dated October 12, 1994.
     10.27+         Lease between Registrant and 306283 British Columbia Ltd.
                    for the property located at 2211 West 4th Avenue, Vancouver,
                    B.C. dated November 6, 1992.
     10.28+         Lease Agreement between Registrant and Fireside Liquors,
                    Inc. for the property located at 1425/1421/1411 Montana
                    Avenue, Santa Monica, CA dated September 15, 1994.
     10.29+         Employment Agreement between Registrant and James Lee, dated
                    September 30, 1996.
     10.30+         Agreement and Plan of Merger between the Registrant,
                    Alfalfa's, Inc. and WO Holdings, Inc. dated June 4, 1996.


     11.1        Statement regarding computation of pro forma net income (loss)
                 per share.
     13.1        Registrant's 1996 Annual Report to Stockholders.
     21.1+       List of subsidiaries.
     23.1        Consent of Price Waterhouse LLP.
     27.1        Financial Data Schedule.

+  Previously filed.

                              -------------------
                            SELECTED FINANCIAL DATA
                              -------------------
                      in thousands, except per-share data


The following data for the five fiscal years ended December 28, 1996, are derived from the consolidated financial statements of the Company. The following data should be read in conjunction with the Company's consolidated financial statements, related notes thereto and other financial information included elsewhere in this Annual Report.


Fiscal year:                                            1996          1995         1994       1993        1992
--------------------------------------------------------------------------------------------------------------

STATEMENT OF OPERATIONS DATA:
Sales                                               $192,493      $ 98,517     $ 65,219   $ 47,266    $ 36,638
Cost of goods sold and
  occupancy costs                                    130,957        67,164       44,637     32,344      25,056
                                                    ---------     ---------    ---------  ---------   ---------
Gross profit                                          61,536        31,353       20,582     14,922      11,582
Direct store expenses                                 48,317        25,072       15,685     11,007       8,723
                                                    ---------     ---------    ---------  ---------   ---------
Store contribution                                    13,219         6,281        4,897      3,915       2,859
Selling, general and
  administrative expenses                              8,977         4,465        2,317      1,824       1,049
Pre-opening expenses                                   1,763         1,037                     416         650
Nonrecurring expenses                                  7,035
                                                    ---------     ---------    ---------  ---------   ---------
Income (loss) from operations                         (4,556)          779        2,580      1,675       1,160
Interest expense                                         904           363          373        350         151
                                                    ---------     ---------    ---------  ---------   ---------
Income (loss) before income taxes                     (5,460)          416        2,207      1,325       1,009
Income tax expense (benefit)/(1)/                       (977)           40          880        521         393
                                                    ---------     ---------    ---------  ---------   ---------
Net income (loss)/(1)/                                (4,483)     $    376     $  1,327   $    804    $    616
                                                    =========     =========    =========  =========   =========
Unaudited pro forma net income (loss)
  per common share/(2)/                             $  (0.92)     $   0.10
                                                    =========     =========
Unaudited pro forma weighted average number of
  common shares outstanding/(2)/                       4,890         3,864
                                                    =========     =========
BALANCE SHEET DATA (AT PERIOD END):
Working capital (deficit)                           $  9,932      $    474     $  3,278   $   (292)   $ (1,400)
Total assets                                         107,057        38,376       24,053      9,873       6,763
Long-term debt (including capitalized leases)            971        13,302        3,078      2,494       1,446
Redeemable convertible preferred stock                              16,956       15,018      2,164
  Stockholders' equity (deficit)                      77,783        (4,209)      (2,645)      (358)      1,301

/(1)/On July 3, 1993, Wild Oats changed its corporate status from an S corporation to a C corporation. Income tax expense and net income for 1992 and 1993 are shown pro forma to reflect income taxes for Wild Oats as if it had been a C corporation for all periods presented.

/(2)/Unaudited pro forma net income (loss) per common share was computed assuming conversion of all outstanding shares of preferred stock into common stock, which occurred upon the completion of the Company's initial public offering on October 22, 1996. See Note 1 of Notes to Consolidated Financial Statements.

         -----------------------------------------------------------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
         -----------------------------------------------------------

This Annual Report contains forward-looking statements within the context of
Section 21E of the Securities Exchange Act of 1934, as amended. Each and every forward-looking statement involves a number of risks and uncertainties, including the Risk Factors specifically delineated and described in the Company's Registration Statement on Form S-1, No. 333-11261, effective October 22, 1996 ("Registration Statement"), and in the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1996, including those Risk Factors that have been specifically expanded or modified below. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. Words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Certain of the Risk Factors described above are hereby restated, modified and expanded in accordance with the following section references:

UNCERTAIN ABILITY TO EXECUTE GROWTH STRATEGY (AMENDED)

The Company's business has grown considerably in size and geographic scope, increasing from nine stores located primarily in Colorado in 1992, to its current size of forty-four stores (as of the date of this annual report) in nine U.S. states and British Columbia, Canada. The Company opened its first store outside of the western United States (in Florida) in November 1996. The Company closed the Alfalfa's Seattle, Washington, store and the Wild Oats Market Lawrence, Kansas, store in September 1996 and October 1996, respectively. The Company opened seven stores in 1996 (exclusive of the acquisition of 11 Alfalfa's stores), including one store originally scheduled to open in 1997, and anticipates opening or acquiring at least nine additional stores in 1997. The Company also acquired 14 existing stores in 1996. The Company currently has signed a lease for two stores and a purchase agreement for real property for the construction of a third store planned to open in 1997. As of the date of this report, in 1997 the Company has purchased four existing natural food grocery stores located in West Palm Beach and Boca Raton, Florida, and Eugene, Oregon, and is currently integrating those stores into its operations. The Company's ability to implement its growth strategy depends to a significant degree upon its ability to open or acquire stores in existing and new markets and to integrate and operate those stores profitably. While the Company plans to expand primarily through the opening of new stores, it will continue to pursue acquisitions of natural foods retailers where attractive opportunities exist. The Company's growth strategy is dependent upon a number of factors, including its ability to: (i) access adequate capital resources; (ii) expand into regions where it has no operating experience; (iii) identify markets that meet its site selection criteria; (iv) locate suitable store sites and negotiate acceptable lease terms; (v) locate acquisition targets and negotiate acceptable acquisition terms; (vi) hire, train and integrate management and store employees; and (vii) expand its distribution and other operating systems. In addition, the Company pursues a strategy of clustering stores in each of its markets to increase overall sales, achieve operating efficiencies and further penetrate markets. In the past, when the Company has opened a store in a market where it had an existing presence, the Company has experienced a decline in the sales and operating results at certain of its existing stores in these markets. The Company intends to continue to pursue its store clustering strategy and expects the sales and operating result trends for other stores in an expanded market to continue. Further, acquisitions involve a number of additional risks, such as short-term negative effects on the Company's reported operating results, diversion of management's attention, unanticipated problems or legal liabilities, and the integration of potentially dissimilar operations, some or all of which could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will achieve its planned expansion in existing markets, enter new markets or operate or integrate its existing, newly opened or newly acquired stores profitably. If the Company fails to do so, the Company's business, results of operations and financial condition will be materially and adversely affected. In addition, the Company's ability to execute its growth strategy is partially dependent upon the demographic trends and market conditions in the natural foods industry, and any change in those trends and conditions could adversely affect the Company's future growth rate.

COMPETITION (AMENDED)

The Company believes its primary competitor in the natural foods grocery store market is Whole Foods Market, Inc. ("Whole Foods"), a publicly traded company based in Texas. Whole Foods Market recently announced that it has signed a lease for a 39,000-square-foot store in Boulder, Colorado, the location of the Company's headquarters and three of its stores. Whole Foods' management has also announced that Whole Foods intends to seek additional store sites in other cities in which the Company has stores. If Whole Foods is successful in opening stores in locations in which the Company has or intends to open stores, the Company's sales and operating results at such stores may be materially adversely affected.

FLUCTUATIONS IN OPERATING RESULTS (AMENDED)

The Company's results of operations may fluctuate significantly from period to period as the result of a variety of factors, including: (i) the number, timing and mix of store openings, acquisitions or closings; (ii) the ratio of stores opened to stores acquired; (iii) the opening of stores by the Company or its competitors in markets where the Company has existing stores; (iv) comparable store sales results; and (v) the ratio of urban format to supermarket format stores. The Company incurs significant pre-opening expenses, and new stores typically experience an initial period of operating losses resulting from lower initial gross margins and higher direct store expenses as a percentage of sales. As a result, the opening of a significant number of stores in a single period will have an adverse effect on the Company's results of operations. In addition, the Company's store base is geographically concentrated, and shifts in economic or demographic trends and consumer preferences in a particular market could have an adverse effect on the Company's results of operations. Further, a variety of factors affect the Company's comparable store sales results, including, among others, the relative proportion of new stores to mature stores, the opening of stores by the Company or its competitors in markets where the Company has existing stores, the timing of promotional events, the Company's ability to execute its operating strategy effectively, changes in consumer preferences for natural foods, and general economic conditions. Past increases in comparable store sales may not be indicative of future operating performance. Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future financial performance.

          -----------------------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
          -----------------------------------------------------------
                                   continued


RESULTS OF OPERATIONS

The following table is derived from the Company's consolidated statement of operations for the periods indicated and presents, for the periods indicated, certain selected income statement data expressed as a percentage of sales:

Fiscal year:                                                   1996            1995            1994
----------------------------------------------------------------------------------------------------------

Sales                                                         100.0%          100.0%          100.0%
Cost of goods sold and occupancy costs                         68.0            68.2            68.4
                                                           ---------       ---------       ---------
Gross profit                                                   32.0            31.8            31.6
Direct store expenses                                          25.1            25.4            24.0
                                                           ---------       ---------       ---------
Store contribution                                              6.9             6.4             7.6
Selling, general and administrative expenses                    4.7             4.4             3.5
Pre-opening expenses                                            0.9             1.1
Nonrecurring expenses                                           3.7
                                                           ---------       ---------       ---------
Income (loss) from operations                                  (2.4)            0.9             4.1
Interest expense, net                                           0.4             0.4             0.6
                                                           ---------       ---------       ---------
Income (loss) before income taxes                              (2.8)            0.5             3.5
Income tax expense (benefit)                                   (0.5)                            1.4
                                                           ---------       ---------       ---------
Net income (loss)                                             (2.3)%            0.5%            2.1%
                                                           =========       =========       =========

STORE OPENINGS, CLOSINGS AND ACQUISITIONS

In 1996, the Company opened seven new stores in St. Louis, Missouri, Ft. Lauderdale, Florida, and San Francisco, West Hollywood, West Los Angeles, Mission Viejo and Sunnyvale, California. The Sunnyvale store was originally scheduled to open in the first quarter of 1997. The Company also completed the acquisition of fourteen stores, including the acquisition of the stores owned by Alfalfa's, Inc., which operated eight Alfalfa's and three Capers stores. (See "Acquisition of Alfalfa's" below.) In addition, in the third quarter, the Company closed one Alfalfa's store in Seattle, Washington, and, in the fourth quarter, closed a Wild Oats Market store in Lawrence, Kansas. As of the date of this report, the Company has also completed the acquisition of four existing natural foods grocery stores in Boca Raton and West Palm Beach, Florida, and Eugene, Oregon. The Company's results of operations have been and will continue to be affected by, among other things, the number, timing and mix of store openings, acquisitions or closings. New stores build their sales volumes and refine their merchandise selection gradually and, as a result, generally have lower gross margins and higher operating expenses as a percentage of sales than more mature stores. While store openings and the acquisition of Alfalfa's, Inc. contributed to an increase in the Company's overall sales during these periods, from $98.5 million during 1995 to $192.5 million during 1996, net income decreased, largely as a result of a $7.0 million nonrecurring charge described below, pre-opening expenses (which aggregated approximately $1.8 million for 1996) and initial operating losses at the new stores. The Company anticipates that the new stores opened in the third and fourth quarters of 1996 will experience operating losses for the first six to twelve months of operation, in accordance with historic trends. The Company will continue to evaluate the profitability of all its stores on an ongoing basis and may, from time to time, make decisions regarding closures, relocations or remodels in accordance with such evaluations.

ACQUISITION OF ALFALFA'S

The Company completed the acquisition of Alfalfa's, Inc. in July 1996. Through this acquisition, the Company combined two natural foods retailers with similar operating strategies and complementary store bases, increased its penetration of existing markets and created a stronger platform for future growth. Wild Oats and Alfalfa's stores overlap in four markets: Santa Fe, New Mexico, and Denver, Boulder and Fort Collins, Colorado. The Company believes these markets are large enough to support these stores. In connection with the acquisition, the Company recorded goodwill in the third quarter of 1996 of approximately $27.8 million, which is being amortized on a straight-line basis over 40 years. The future operating and financial performance of the Company will depend in part on its ability to integrate and operate the Alfalfa's stores successfully and to enhance the profitability of the acquired business.

NONRECURRING EXPENSES

During late August 1996, the Company performed a thorough analysis of its operations subsequent to the acquisition of Alfalfa's, Inc. and made certain decisions relating to its operations which resulted in a $7.0 million nonrecurring charge being recorded, of which $5.7 million were noncash write-offs. The charge is attributable to (i) closing the Wild Oats Market Lawrence, Kansas, store, resulting in approximately $800,000 in lease-cancellation costs and asset write-offs, as well as closing a regional bakery and kitchen resulting in approximately $200,000 in asset write-offs and lease adjustment costs; (ii) moving out of the Company's existing corporate headquarters and relocating to the former Alfalfa's, Inc. corporate headquarters, resulting in approximately $700,000 in lease-cancellation costs, relocation costs and asset write-offs; and
(iii) consolidating certain information systems resulting in approximately $300,000 in asset write-offs. In addition, after operating the combined companies, management closed the Alfalfa's Seattle, Washington store, resulting in approximately $4.5 million of severance costs, lease-cancellation costs and asset write-offs, and a restaurant in a Vancouver, British Columbia, Capers store, resulting in approximately $500,000 of severance costs, lease-cancellation costs and asset write-offs. At the time of the Alfalfa's acquisition, the Company had planned to retain the Seattle store and Vancouver restaurant operation. The Company does not believe that closing the two stores will have a material effect on the Company's future operating results.

          -----------------------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
          -----------------------------------------------------------
                                   continued



FISCAL 1996 COMPARED TO FISCAL 1995

SALES

Sales for the fiscal year ended December 28, 1996, increased 95.4% to $192.5 million from $98.5 million in 1995. The increase was primarily due to the acquisition of the eight Alfalfa's and three Capers stores, the acquisition of three stores in Salt Lake City, Utah, the opening of seven new Wild Oats Markets stores, and the reporting of a full year of operations for the five new stores opened in 1995. Sales of a store are deemed to be comparable commencing in the thirteenth full month after the store was opened or acquired. Comparable store sales were 1.5% for 1996, as compared to 7.4% for 1995 and contributed $1.6 million to the increase in sales. Comparable store sales results for the fiscal year ended December 28, 1996, were negatively affected primarily by planned cannibalization (the loss of sales at an existing store when the Company opens a new store nearby) resulting from the implementation of the Company's store-clustering strategy as described in "Uncertain Ability to Execute Growth Strategy" and "Fluctuations in Operating Results." Management believes that the Company experienced the most significant negative effects of this cannibalization in the first three quarters of 1996, and expects that comparable store sales increases will improve in 1997.

GROSS PROFIT

Gross profit for the fiscal year ended December 28, 1996, increased 96.3% to $61.5 million from $31.3 million in 1995. The increase in gross profit on a dollar basis is primarily attributable to the acquisition of 11 Alfalfa's stores and the opening of new stores. There was no material change in gross profit as a percentage of sales during the fiscal year.

DIRECT STORE EXPENSES

Direct store expenses for the fiscal year ended December 28, 1996, increased 92.7% to $48.3 million from $25.1 million in 1995. The increase in direct store expenses is attributable to the increase in the number of stores operated by the Company. As a percentage of sales, direct store expenses decreased to 25.1% from 25.4% in the same period in 1995 due to the matured performance of the new stores opened in 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the fiscal year ended December 28, 1996, increased 101.1% to $9.0 million from $4.5 million in 1995. The increase is primarily attributable to the acquisition of Alfalfa's, Inc. and the opening of seven new stores during 1996. For the fiscal year, selling, general and administrative expenses as a percentage of sales increased to 4.7% from 4.4% in 1995 as a result of combining and then beginning the consolidation of the overhead structure of Alfalfa's, Inc.

PRE-OPENING EXPENSES

Pre-opening expenses for the fiscal year ended December 28, 1996 increased 70.0% to $1.8 million from $1.0 million in 1995. The increase in pre-opening expenses is attributable to an increase in the number of new stores opened (seven in 1996, as compared to five in 1995), as well as to increased costs for travel for pre-opening arrangements and staff training for those stores opened in new or less-developed geographic regions.

NET INTEREST EXPENSE

Net interest expense for the fiscal year ended December 28, 1996, increased 149.0% to $904,000 from $363,000 in 1995. The increase is attributable to the higher levels of indebtedness incurred to fund store openings and acquisitions.

FISCAL 1995 COMPARED TO FISCAL 1994

SALES

Sales in 1995 increased 51.1% to $98.5 million from $65.2 million in 1994. This increase was primarily due to the opening of five stores and the acquisition of two additional stores in 1995, and also to reporting a full year of operations for two stores which had been open for only part of 1994. Comparable store sales increased 7.4% in 1995 as compared to 12.5% for 1994 and accounted for $5.3 million of the increase in sales. Wild Oats believes comparable store sales results were negatively affected in the second half of 1995 by the entry of a competitor into the Santa Fe, New Mexico, market, as well as by planned cannibalization of existing stores sales in Albuquerque, New Mexico, Denver, Colorado, and Kansas City, Missouri.

GROSS PROFIT

Gross profit in 1995 increased 52.3% to $31.3 million from $20.6 million in 1994. As a percentage of sales, gross profit increased slightly to 31.8% in 1995 from 31.6% in 1994. Both merchandise gross profit and occupancy costs remained relatively flat as a percentage of sales in 1995, reflecting operating efficiencies at mature stores which were offset by lower merchandise margins and higher occupancy costs as a percentage of sales at the five stores opened in 1995 and the Company's Santa Fe, New Mexico, stores.

DIRECT STORE EXPENSES

Direct store expenses in 1995 increased 59.8% to $25.1 million from $15.7 million in 1994. This increase was primarily due to expenses of five stores opened and two stores acquired in 1995 and to reporting of a full year of operations for two stores which had been open for only part of 1994. As a percentage of sales, direct store expenses increased to 25.4% in 1995 from 24.0% in 1994, primarily due to higher expenses as a percentage of sales at the five stores opened in 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 92.7% to $4.5 million in 1995 from $2.3 million in 1994. As a percentage of sales, selling, general and administrative expenses increased to 4.4% in 1995 from 3.5% in 1994 due to the addition of central and regional support staff to support store growth and

          -----------------------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
          -----------------------------------------------------------
                                   continued

expansion into new geographic markets.


PRE-OPENING EXPENSES

Wild Oats incurred $1.0 million in pre-opening expenses in 1995 related to the five stores that opened during the year. No pre-opening expenses were incurred in 1994 as pre-opening expenses for the one store opened in January 1994 were expensed in December 1993 since the store was ready to open at that time.

NET INTEREST EXPENSE

Net interest expense in 1995 decreased 2.7% to $363,000 from $373,000 in 1994 as a result of lower average levels of indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of capital have been cash flow from operations, trade payables, bank indebtedness, and the sale of equity securities. Primary uses of cash have been the financing of store openings and acquisitions.

Net cash provided by operating activities was $9.5 million during 1996 and $4.6 million during 1995. Net income decreased during 1996 as compared to 1995, but cash provided by operating activities increased during this period primarily as a result of non-cash asset write-offs, an increase in depreciation and amortization expense related to assets acquired during 1996, an increase in accrued liabilities related to the nonrecurring expenses during the period and an increase in trade payables related to new store openings for which the Company typically receives extended payment terms from vendors. The Company has not required significant external financing to support inventory requirements at its existing and new stores because it has been able to rely on vendor financing for most of the inventory costs. The Company anticipates that vendor financing will continue to be available for new store openings.

Net cash used by investing activities was $27.3 million during 1996 as compared to $17.0 million during 1995 due to the Alfalfa's, Inc. acquisition, other minor acquisitions and the opening of seven new stores during 1996.

Net cash provided by financing activities was $33.1 million during 1996 and $7.2 million during 1995. The increase is due to net proceeds of $31.4 million from the sale of 1.4 million shares of the Company's common stock during its initial public offering in October 1996 and net proceeds of $16.5 million from the July 1996 sale of Series E convertible preferred stock, the proceeds of which were used to fund a portion of the purchase price of Alfalfa's, Inc.

The Company currently has a $20.0 million revolving line of credit with Bank One Indianapolis, National Association (the "Revolving Line"). The Revolving Line bears interest, at the Company's option, at the lender's prime rate or LIBOR plus 1.75% and has a final maturity of February 2002. At December 28, 1996, the Company had borrowings outstanding under the Revolving Line of approximately $750,000. The Company used a portion of the net proceeds from its initial public offering in October 1996 to repay all amounts outstanding on the Revolving Line. Further, in December 1996, the Company received a commitment from its lender to increase its borrowing capacity under the Revolving Line to $40.0 million. The Company's ability to borrow under the Revolving Line is contingent upon its compliance with certain material covenants, including covenants related to the Company's net worth, total funded debt to total capitalization ratio, interest coverage ratio, tangible capital base, and fixed charge coverage.

The Company spent approximately $13.2 million in 1996 to complete the build-out and opening of seven stores, one of which was originally scheduled to open in 1997. In addition, in 1996, the Company spent $14.1 million (net of cash acquired) to acquire the capital stock or assets of fourteen natural foods stores. As of the date of this Annual Report, in 1997 the Company has used cash of approximately $7.4 million and will issue shares of the Company's common stock worth approximately $1.0 million to acquire four existing natural foods stores and fund the construction in progress of its sites in development or under remodel. The Company's average capital expenditures to open a store, including leasehold improvements, equipment and fixtures, have ranged from approximately $1.0 million to $2.0 million over the past 18 months, excluding inventory costs, pre-opening expenses and initial operating losses. The cost of initial inventory for a new store over such period was approximately $500,000; however, the Company relies on vendor financing for most of this cost. Pre-opening expenses are approximately $250,000 per store and are expensed when the new store opens. The amounts and timing of such expenditures will depend upon the availability of new store sites and other factors, including the location of the store and whether it is in a new or existing market for the Company, the size of the store, and the required build-out at the site. Costs to acquire future stores, if any, are impossible to predict and could vary materially from the cost to open new stores. There can be no assurance that actual capital expenditures will not exceed anticipated levels.

                            Wild Oats Markets, Inc.
                            ======================
                     CONSOLIDATED STATEMENT OF OPERATIONS
                            ----------------------
                    in thousands, except per-share amounts

                                                                                       Dec. 28,   Dec. 30,   Dec. 31,
Fiscal year ended:                                                                         1996       1995       1994
---------------------------------------------------------------------------------------------------------------------
Sales                                                                                  $192,493   $98,517    $65,219
Cost of goods sold and occupancy costs                                                  130,957    67,164     44,637
                                                                                       --------   -------    -------
  Gross profit                                                                           61,536    31,353     20,582

Operating expenses:
  Direct store expenses                                                                  48,317    25,072     15,685
  Selling, general and administrative expenses                                            8,977     4,465      2,317
  Pre-opening expenses                                                                    1,763     1,037
  Nonrecurring expenses                                                                   7,035
                                                                                       --------   -------    -------
    Income (loss) from operations                                                        (4,556)      779      2,580
Interest expense, net                                                                       904       363        373
                                                                                       --------   -------    -------
  Income (loss) before income taxes                                                      (5,460)      416      2,207
Income tax expense (benefit)                                                               (977)       40        880
                                                                                       --------   -------    -------
  Net income (loss)                                                                      (4,483)      376      1,327
Accretion of redeemable preferred stock                                                   2,396     1,937        484
                                                                                       --------   -------    -------
Net income (loss) allocable to common stock                                            $ (6,879)  $(1,561)   $   843
                                                                                       ========   =======    =======
Unaudited pro forma net income (loss) per common  share (Note 1)                       $ ( 0.92)    $0.10
                                                                                       ========   =======
Unaudited pro forma weighted average number of common shares outstanding (Note 1)         4,890     3,864
                                                                                       ========   =======

The accompanying notes are an integral part of these Consolidated Financial Statements.

                            Wild Oats Markets, Inc.
                            =======================

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                       in thousands, except share amounts

                                                                                                          Dec. 28,        Dec. 30,
                                                                                                              1996            1995
----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Current assets:
  Cash and cash equivalents                                                                                 $ 16,404      $ 1,150
  Inventories                                                                                                 15,464        7,789
  Accounts receivable (net of allowance
    for doubtful accounts of $299 and $47)                                                                       558          378
  Income tax receivable                                                                                          800        1,367
  Prepaid expenses and other current assets                                                                      319          464
  Deferred income taxes                                                                                        2,056          343
                                                                                                            --------      -------
    Total current assets                                                                                      35,601       11,491
Property and equipment, net                                                                                   35,736       19,318
Intangible assets, net                                                                                        35,150        7,309
Deposits and other assets                                                                                        416          258
Deferred income taxes                                                                                            154
                                                                                                            --------      -------
                                                                                                            $107,057      $38,376
                                                                                                            ========      =======
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
  Accounts payable                                                                                          $ 16,845      $ 8,468
  Accrued liabilities                                                                                          8,664        2,467
  Notes payable                                                                                                   50
  Current portion of long-term debt                                                                              110           82
                                                                                                            --------      -------
    Total current liabilities                                                                                 25,669       11,017
Long-term debt                                                                                                   971       13,302
Deferred income taxes                                                                                          1,157        1,310
Other liabilities                                                                                              1,477
                                                                                                            --------      -------
                                                                                                              29,274       25,629
                                                                                                            --------      -------
Commitments and contingencies (Notes 10 and 11)

Redeemable convertible preferred stock; $.001 par value; 5,000,000 shares authorized; 298,730 designated as Series A, 298,730 issued and outstanding in 1995; 2,845 designated as Series B, no shares issued and
 outstanding; 743,240 designated as Series C, 739,727 issued and outstanding in 1995                                       16,956
                                                                                                                          -------

Stockholders' equity (deficit):
  Common stock; $.001 par value; 20,000,000 shares authorized; 6,875,514 and 2,723,307 issued; 6,875,514
   and 2,321,716 outstanding                                                                                       7            3
  Additional paid-in capital                                                                                  86,471        2,868
  Accumulated deficit                                                                                         (8,610)      (1,731)
  Treasury stock, at cost, 401,591 shares in 1995                                                                          (5,349)
  Foreign currency translation adjustment                                                                        (85)
                                                                                                            --------      -------
    Total stockholders' equity (deficit)                                                                      77,783       (4,209)
                                                                                                            --------      -------
                                                                                                            $107,057      $38,376
                                                                                                            ========      =======

The accompanying notes are an integral part of these Consolidated Financial Statements.

                            Wild Oats Markets, Inc.
                     ====================================
                       CONSOLIDATED STATEMENT OF CHANGES
                       IN STOCKHOLDERS' EQUITY (DEFICIT)
                     ====================================
                in thousands, except share and per-share amounts

                                                                                                            Foreign
                                                                                Additional                  Currency   Stockholders'
                                         Common Stock        Treasury Stock       Paid-in    Accumulated  Translation     Equity
                                       Shares    Amount    Shares      Amount     Capital      Deficit     Adjustment    (Deficit)
------------------------------------------------------------------------------------------------------------------------------------

Balance at January 1, 1994           2,489,423  $     3   149,364     $(1,050)   $  1,654     $   (964)                  $  (357)
Issuance of common stock
  ($9.84 per share)                     12,700                                        125                                    125
Issuance of common stock
  ($14.06 per share)                     4,139                                         58                                     58
Issuance of warrants to
  purchase preferred stock                                                             27                                     27
Conversion of note payable
  into shares of common stock          216,472                                      1,000                                  1,000
Repurchase of common stock                                251,654      (4,292)                                            (4,292)
Accretion of redeemable
  preferred stock                                                                                 (484)                     (484)
Stockholder draws                                                                                  (49)                      (49)
Net income                                                                                       1,327                     1,327
                                     ---------  --------  --------    ---------  ---------    ---------                  ---------
Balance at December 31, 1994         2,722,734        3   401,018      (5,342)      2,864         (170)                   (2,645)
Common stock options
  exercised ($7.05 to $17.10
  per share)                               573                                          4                                      4
Repurchase of common stock                                    573          (7)                                                (7)
Accretion of redeemable
  preferred stock                                                                               (1,937)                   (1,937)
Net income                                                                                         376                       376
                                     ---------  --------  --------    ---------  ---------    ---------                  ---------
Balance at December 30, 1995         2,723,307        3   401,591      (5,349)      2,868       (1,731)                   (4,209)
Issuance of common stock
  ($16.70  per share)                  783,421        1                            13,086                                 13,087
Issuance of stock options                                                           1,109                                  1,109
Initial public offering of common
  stock ($25.00  per share),
  net of issuance costs              1,400,000        1                            31,401                                 31,402
Accretion of redeemable
  preferred stock                                                                               (2,396)                   (2,396)
Conversion of redeemable
  convertible preferred stock
  into shares of common stock        2,322,809        2                            43,100                                 43,102
Common stock options exercised
  ($7.05 to $17.10 per share)           50,920                                        298                                    298
Repurchase of common stock                                  3,352         (42)                                               (42)
Retirement of treasury stock          (404,943)          (404,943)      5,391      (5,391)
Net loss                                                                                        (4,483)                   (4,483)
Foreign currency translation
 adjustment                                                                                                 $  (85)          (85)
                                     ---------  --------  --------    ---------  ---------    ---------    ---------    ---------
Balance at December 28, 1996         6,875,514  $     7        --     $     --   $ 86,471     $ (8,610)     $  (85)     $ 77,783
                                     =========  ========  ========    =========  =========    =========    =========    =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                            Wild Oats Markets, Inc.
                     ====================================

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                                  in thousands

                                                                                             Dec. 28,       Dec. 30,     Dec. 31,
Fiscal year ended:                                                                              1996           1995         1994
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                            $ (4,483)     $    376      $  1,327
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Write-off of assets in nonrecurring expenses                                                  5,746
  Depreciation and amortization                                                                 7,019         2,078         1,301
  Loss on disposal of equipment                                                                   110           241            57
  Deferred tax provision (benefit)                                                               (863)          834            51
Change in assets and liabilities:
  Inventories                                                                                  (4,239)       (3,363)         (570)
  Receivables and other assets                                                                 (1,529)       (1,385)         (224)
  Accounts payable                                                                              3,001         5,098          (618)
  Accrued liabilities                                                                           4,737           747           205
                                                                                             ---------     ---------     ---------
    Net cash provided by operating activities                                                   9,499         4,626         1,529
                                                                                             ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                          (13,174)      (14,213)       (1,907)
Payment for purchase of acquired entities, net of cash acquired                               (14,109)       (2,829)       (2,361)
                                                                                             ---------     ---------     ---------
    Net cash used by investing activities                                                     (27,283)      (17,042)       (4,268)
                                                                                             ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                                                                                3,095
Payments on long-term debt                                                                     (2,029)       (5,938)       (3,546)
Net proceeds (payments) on line of credit                                                     (12,486)       13,236
Principal payments under capitalized leases                                                       (88)         (142)         (143)
Proceeds from issuance of redeemable preferred stock, net                                      16,068                      12,369
Proceeds from issuance of common stock, net                                                    31,700             4           125
Purchase of treasury stock                                                                        (42)           (7)       (4,292)
Stockholder draws                                                                                                             (49)
                                                                                             ---------     ---------     ---------
    Net cash provided by financing activities                                                  33,123         7,153         7,559
                                                                                             ---------     ---------     ---------
Effect of exchange rate changes on cash                                                           (85)
                                                                                             ---------
Net increase (decrease) in cash and cash equivalents                                           15,254        (5,263)        4,820
Cash and cash equivalents at beginning of year                                                  1,150         6,413         1,593
                                                                                             ---------     ---------     ---------
Cash and cash equivalents at end of year                                                     $ 16,404      $  1,150      $  6,413
                                                                                             =========     =========     =========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                                     $  1,099      $    380      $    426
                                                                                             ---------     ---------     ---------
  Cash paid for income taxes                                                                 $    809      $    668      $    991
                                                                                             ---------     ---------     ---------

The accompanying notes are an integral part of these Consolidated Financial Statements.

                            Wild Oats Markets, Inc.
                     ------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ------------------------------------



NOTE I: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Wild Oats Markets, Inc. (the "Company"), headquartered in Boulder, Colorado, owns and operates natural foods supermarkets in the western and central United States and Canada. The Company also operates bakeries, commissary kitchens and warehouses that supply the retail stores. The Company's operations are concentrated in one market segment -- grocery stores -- and are geographically concentrated in the western and central United States; management considers a downturn in this market segment and geographic location to be unlikely.

Principles of Consolidation

The Company's consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company reports its financial results on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. Each fiscal quarter consists of a 13-week period, with one 14-period in a 53-week year. All fiscal years presented were 52-week periods.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Such cash equivalents aggregated $12.3 million at December 28, 1996; there were no cash equivalents at December 30, 1995. Cash equivalents are carried at cost which approximates fair market value.

Inventories

Inventories consisting of products held for sale are stated at the lower of cost (first in, first out) or market, as determined by the retail inventory method.

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets (three to seven years). Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term. Maintenance and repairs are expensed as incurred and improvements are capitalized.

Intangible Assets

Intangible assets consist primarily of goodwill, which is amortized using the straight-line method over 40 years and are shown net of accumulated amortization of $1.6 million and $942,000 at December 28, 1996, and December 30, 1995, respectively. The carrying value of goodwill is assessed for recoverability by management based on an analysis of undiscounted expected future cash flows from the related acquired entities. The Company believes that there has been no impairment thereof as of December 28, 1996.

Pre-Opening Expenses

Pre-opening expenses are included in other assets and consist primarily of labor costs, rent, utilities, supplies, and other expenses incurred in connection with the opening of a new store. Pre-opening expenses are deferred until the store's opening date, at which time such costs are expensed in full.

Advertising

Advertising is expensed as incurred. Advertising expense was $2.7 million, $1.3 million and $568,000 for 1996, 1995 and 1994, respectively.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, short-term trade receivables and payables and long-term debt, approximate their fair values.

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

The functional currency for the Company's Canadian subsidiary is the Canadian dollar. Translation into U.S. dollars is performed for balance-sheet accounts at year-end rates for monetary items and historical rates for non-monetary items. Income and expense accounts are translated at average exchange rates. Adjustments resulting from the translation are reflected as a separate component of stockholders' equity.

Unaudited Pro Forma Net Income (Loss) Per Share

Pro forma net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the respective period and gives effect to the acquisition of Alfalfa's as of January 1, 1995, and to certain adjustments described below. Common equivalent shares are not included in the per-share calculation where the effect of their inclusion would be antidilutive (i.e., in a loss period), except that, in conformity with SEC requirements, common shares and common share equivalents issued during the 12-month period prior to the effectiveness of the Company's initial public offering have been included in the calculation as if they were outstanding for all periods using the treasury stock method. Additionally, all outstanding shares of convertible preferred stock are assumed to have been converted to common stock at the time of their issuance. The Company's historical capital structure is not indicative of its structure following the closing of its initial public offering, due to the automatic conversion of convertible preferred stock into common stock. Accordingly, net income (loss) per common share has been presented on a pro forma basis only.

Reclassifications

Certain amounts in the prior years' Consolidated Financial Statements have been reclassified to conform to the 1996 presentation.

NOTE 2: BUSINESS COMBINATIONS

In July 1996, the Company acquired all of the outstanding common and preferred stock of Alfalfa's for $39.1 million, consisting of $16.2 million of cash, issuance of 783,421 shares of common stock and options to acquire 124,101 shares of common stock valued at $14.2 million, issuance of 408,336 shares of redeemable convertible Series D Preferred Stock valued at $7.7 million and $1.0 million of acquisition-related costs. The acquisition was accounted for using the purchase method, and the excess of cost over the fair value of the assets acquired of $27.8 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

In May 1996, the Company acquired substantially all of the combined assets of three related natural foods retail stores in Salt Lake City, Utah, in exchange for total consideration of $2.2 million consisting of $500,000 in cash and $1.7 million in promissory notes. The acquisition was accounted for using the purchase method, and the excess of cost over fair value of the assets acquired of $2.1 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

                            Wild Oats Markets, Inc.
                    ======================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    --------------------------------------
                                   continued


The fair values of the acquired assets and liabilities of these acquisitions are as follows (in thousands):


Current assets ($3,591 of cash)..................................   $ 8,507
Equipment........................................................    12,030
Other assets.....................................................       523
Liabilities......................................................    (9,738)
Goodwill.........................................................    29,899
                                                                    -------
                                                                    $41,221
                                                                    =======

On April 22, 1995, the Company acquired the assets of two independent California Limited Partnerships, each operating a natural foods supermarket in northern California, in exchange for $2.8 million in cash. The acquisitions were accounted for using the purchase method and the excess of cost over fair value of the assets acquired of $1.7 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years. The fair values of the assets and liabilities are as follows (in thousands):


Current assets....................................................   $  564
Equipment.........................................................      607
Current liabilities...............................................      (24)
Goodwill..........................................................    1,682
                                                                     ------
                                                                     $2,829
                                                                     ======

On July 14, 1994, the Company acquired all of the outstanding stock of two related Nevada corporations, each operating a natural foods store in Las Vegas, in exchange for $2.8 million in cash, $3.6 million in notes payable, and $85,000 in stock and warrants. The acquisition was accounted for using the purchase method and resulted in goodwill of $5.8 million, which is being amortized on a straight-line basis over 40 years. The fair values of the assets and liabilities are as follows (in thousands):


Current assets ($396 of cash).....................................  $ 1,423
Property and equipment............................................    1,239
Other assets......................................................       80
Goodwill..........................................................    5,837
Current liabilities...............................................   (1,168)
Notes payable.....................................................     (855)
Other liabilities.................................................      (90)
                                                                    -------
                                                                    $ 6,466
                                                                    =======

Total debt and liabilities incurred and assumed in acquisitions for 1996 and 1994 aggregated $30.5 million and $5.8 million, respectively, and were excluded from the Consolidated Statement of Cash Flows. The assets acquired in 1996 and 1994 aggregated $47.4 million and $8.6 million, respectively, and were excluded from the Consolidated Statement of Cash Flows.

The following unaudited pro forma combined results of operations of the Company and the acquired businesses discussed above have been prepared as if the transactions occurred as of the beginning of the respective period (in thousands):


                                              Dec. 28,   Dec. 30,  Dec. 31,
Fiscal year ended:                                1996       1995      1994
---------------------------------------------------------------------------
Sales                                         $242,318   $111,304   $83,577
Net income (loss)                               (3,677)     1,852     1,791

Earnings (loss) per share                     $  (0.75)  $   0.47

The unaudited pro forma results above are not necessarily representative of the actual results that would have occurred or may occur in the future, if the transactions had been in effect on the date indicated. The pre-merger historical results of the acquired businesses discussed above are not reflected in the Company's historical financial statements.

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):


                                                        Dec. 28,   Dec. 30,
                                                            1996       1995
---------------------------------------------------------------------------
Machinery and equipment                                   $28,415   $14,634
Leasehold improvements                                     12,781     5,192
Land and building                                              44       338
Construction in progress                                    2,624     3,022
                                                          -------   -------
                                                           43,864    23,186
Less accumulated depreciation
 and amortization                                          (8,128)   (3,868)
                                                          -------   -------
                                                          $35,736   $19,318
                                                          =======   =======

The amounts shown above include $339,000 and $338,000 of machinery and equipment which are accounted for as capitalized leases and which have accumulated amortization of $280,000 and $228,000 at fiscal year-end 1996 and 1995, respectively.

NOTE 4: ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):


                                                         Dec. 28,  Dec. 30,
                                                             1996      1995
---------------------------------------------------------------------------
Accrued wages and employee costs                           $4,660    $1,230
Accrued sales and property taxes                            1,640       793
Deferred charges and other accruals                         2,364       444
                                                           ------    ------
                                                           $8,664    $2,467
                                                           ======    ======

NOTE 5: NOTES PAYABLE AND LONG-TERM DEBT

At December 28, 1996, the Company had a short-term note payable of $50,000 which bears interest at an annual rate of 10%; the note was repaid in full in January 1997.

Long-term debt outstanding consists of the following (in thousands):


                                                       Dec. 28,    Dec. 30,
                                                           1996        1995
---------------------------------------------------------------------------
Notes payable to banks:
 Due February 28, 2002, bearing interest,  at the
 Company's option, at the prime rate or LIBOR
 plus 1.75% (8.25% at December 28, 1996,
 and $5,238 at 8.25% and $8,000 at 7.625%,
 respectively, at December 30, 1995), secured
 by inventory and fixed assets                            $  750    $13,236
Notes payable to corporations and individuals:
 Due in monthly installments of $4,165 including
 interest through June 2005, bearing interest at
 10%, unsecured                                              271

Capitalized leases                                            60        148
                                                          ------    -------
                                                           1,081     13,384
Less current portion                                        (110)       (82)
                                                          ------    -------
                                                          $  971    $13,302
                                                          ======    =======


                            Wild Oats Markets, Inc.
                    ======================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    --------------------------------------
                                   continued


At December 28, 1996, the Company had a $20.0 million revolving line of credit. The facility has a three-year draw period, after which the commitment will reduce over a four-year period. The line bears interest, at the Company's option, at the prime rate or LIBOR plus 1.75%. As of December 28, 1996, the Company had $750,000 outstanding on the line of credit and had approximately $16.5 million available under the line of credit, although, in December 1996, the Company received a commitment from its lender to increase its line of credit to $40.0 million. The line of credit agreement includes certain financial and other covenants, as well as restrictions on payments of dividends.

Scheduled maturities of long-term debt as of December 28, 1996, are as follows (in thousands):

1997                                              $  117
1998                                                 775
1999                                                  27
2000                                                  30
2001                                                  33
Thereafter                                           106
                                                  ------
                                                   1,088
Less interest on capitalized leases                   (7)
                                                  ------
                                                  $1,081
                                                  ======


NOTE 6: INCOME TAXES

Income tax expense (benefit) consists of the following (in thousands):


                                        Dec. 28,     Dec. 30,   Dec. 31,
Fiscal year ended:                          1996         1995       1994
------------------------------------------------------------------------
Current:  Federal                          $(114)       $(791)     $ 707
          State                                0           (3)       122
                                           -----        -----      -----
                                            (114)        (794)       829
                                           -----        -----      -----
Deferred: Federal                           (705)         825         40
          State                             (158)           9         11
                                           -----        -----      -----
                                            (863)         834         51
                                           -----        -----      -----
                                           $(977)       $  40      $ 880
                                           =====        =====      =====

Income taxes as reflected in the consolidated statement of operations differ from the amounts computed by applying the statutory federal corporate tax rate to income as follows:


                                        Dec. 28,     Dec. 30,    Dec. 31,
Fiscal year ended:                          1996         1995        1994
-------------------------------------------------------------------------

Statutory tax rate                         (34.0%)       34.0%       34.0%
State income taxes, net of
 federal income tax benefit                 (3.8)         3.8         3.6
Tax effect of nondeductible
 goodwill                                   14.3          4.7         1.1
Disposal of assets                                      (30.7)
Other, net                                   5.6         (2.2)        1.2
                                           -----        -----       -----
Effective tax rate                         (17.9%)        9.6%       39.9%
                                           =====        =====       =====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):


                                      Dec. 28,   Dec. 30,
                                          1996       1995
---------------------------------------------------------
Deferred tax assets
 Inventory related                     $   386    $   165
 Accruals                                1,209        168
 Other                                     249
 Net operating loss carryforward           904        102
                                       -------    -------
 Total deferred tax assets               2,748        435
                                       -------    -------
Deferred tax liabilities
 Property related                       (1,695)    (1,310)

 Pre-opening expenses                                 (92)
                                       -------    -------
 Total deferred tax liabilities         (1,695)    (1,402)
                                       -------    -------
Net deferred tax asset (liability)     $ 1,053    $  (967)
                                       =======    =======

The ultimate realization of a significant portion of this asset is dependent upon the generation of future taxable income sufficient to offset the related deductions on future tax periods in which they reverse. Although realization is not assured, management believes that it is more likely than not that all of the deferred tax asset will be realized.

As of December 28, 1996, the Company had U.S. net operating loss carryforwards of approximately $1.9 million which expire beginning in the year 2011. The Company also had state net operating loss carryforwards of approximately $4.2 million.

NOTE 7: REDEEMABLE CONVERTIBLE PREFERRED STOCK

On November 15, 1994, the Company issued 739,727 shares of Series C Preferred Stock at $17.05 per share and had previously issued 298,730 shares of Series A Preferred Stock at $7.03 per share. The preferred stock had a liquidation preference of $7.03 per share plus accrued dividends at 12% compounded annually for Series A and $17.05 per share plus accrued dividends at 12% compounded annually for Series C, participated in dividends declared on a pro rata basis with common stock, and converted, at the option of the holder, into common stock at a ratio of one to one.

In July 1996, in connection with the acquisition of Alfalfa's, the Company amended and restated its Certificate of Incorporation to give effect to the following: (i) the Series A Preferred Stock and Series C Preferred Stock liquidation preferences were amended to reduce the dividend to 10% compounded annually, respectively; and (ii) the Series A Preferred Stock redemption election date was amended to be December 31, 1999.

Also, in July 1996, immediately prior to the acquisition of Alfalfa's, the Company sold 876,016 shares of Series E Preferred Stock for $16.5 million. The proceeds were used primarily to purchase shares of common and preferred stock held by former Alfalfa's stockholders. In addition, as part of the consideration in the acquisition of Alfalfa's, the Company issued 408,336 shares of Series D Preferred Stock. Both the Series D and E have the same liquidation preference of $18.81 per share plus all of the same rights, preferences and privileges as the Series A and C Preferred Stock.

                            Wild Oats Markets, Inc.
                    ======================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    --------------------------------------
                                   continued


Upon the closing of the Company's initial public offering on October 22, 1996, the Company's Series A, B, C, D and E Preferred Stock shares were converted into an aggregate of 2,322,809 shares of the Company's common stock. Non-cash transactions of $43.1 million and $2.4 million relating to the conversion of preferred stock into common stock and the accretion of preferred stock, respectively, were excluded from financing activities in the 1996 Consolidated Statement of Cash Flows.

NOTE 8: COMMON STOCK

The Company completed its initial public offering on October 22, 1996. The proceeds from the sale of 1.4 million shares of common stock at $25.00 per share were approximately $31.4 million, net of the underwriting discount of $2.5 million and stock offering costs of $1.1 million.

NOTE 9: EMPLOYEE STOCK PLANS, OPTIONS AND WARRANTS

Employee Stock Purchase Plan

In August 1996, the Company's board of directors approved and adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 127,692 shares of common stock. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the Purchase Plan, the board of directors may authorize participation by eligible employees, including officers, in periodic offerings. The offering period for any offering will be no more than 27 months. The board authorized an offering commencing on the initial public offering date of October 22, 1996, and ending June 30, 1997, and sequential six-month offerings thereafter.

Employees are eligible to participate in the currently authorized offerings if they have been employed by the Company or an affiliate of the Company incorporated in the United States for at least six months preceding October 22, 1996. Employees can have up to 15% of their earnings withheld pursuant to the Purchase Plan (10% under the currently authorized offerings) and applied on specified purchase dates (currently the last day of each authorized offering) to the purchase of shares of common stock. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering ($25.00 per share on October 22, 1996) or the relevant purchase date. Employees may end their participation in the offering at any time during the offering, and participation ends automatically on termination of employment. In the event of certain changes in control, the Company and the Board of Directors have discretion to provide that each right to purchase common stock will be assumed or an equivalent right substituted by the successor corporation, or the board may shorten an offering and provide for all sums collected by payroll deductions be applied to purchase stock immediately prior to the change in control. The Purchase Plan will terminate at the board's direction. As of December 28, 1996, there were approximately $49,000 of payroll deductions to be applied to purchase stock on June 30, 1997.

Employee Stock Ownership Plan

In conjunction with the acquisition of Alfalfa's in July 1996, the Company assumed an employee stock ownership plan ("ESOP") for Alfalfa's employees who were participants at the time of the acquisition. Following the acquisition, the Company discontinued contributions to the ESOP. The 50,176 shares of the Company's common stock held in trust as of December 28, 1996, will be distributed to the ESOP participants, pursuant to the terms of the ESOP, in 1997.

1996 Equity Incentive Plan

The Company's 1996 Equity Incentive Plan (the "Incentive Plan") was adopted by the Board of Directors in August 1996 as an amendment and restatement of the Company's 1993 Stock Option Plan (the "1993 Plan"). The board designated all shares formerly available for issuance under the 1993 Plan and the 1991 Option Plan (the "1991 Plan") of Alfalfa's following the July 1996 acquisition of Alfalfa's to be available for issuance under the Incentive Plan.

The Incentive Plan provides for the grant of incentive stock options to employees (including officers and employee-directors) and nonstatutory stock options, restricted stock purchase awards and stock bonuses to employees, directors and consultants. The exercise price of options granted under the Incentive Plan is determined by the Board of Directors, provided that the exercise price for an incentive stock option cannot be less than 100% of the fair market value of the common stock on the grant date and the exercise price for a nonstatutory stock option cannot be less than 85% of the fair market value of the common stock on the grant date. Outstanding options vest ratably over a period of five years and expire 10 years from the grant date.

Warrants

During 1994, as consideration for providing certain bridge financing, the Company issued two warrants to an existing stockholder to purchase an aggregate of 2,678 shares of Series B Preferred Stock. The warrants have a five-year term and an exercise price of $9.84 and $10.59 per share.

Also during 1994, as consideration for investment advisory services related to the placement of Series C Preferred Stock, the Company issued a five-year warrant to a Series C stockholder to purchase 3,513 shares of Series C Preferred Stock at an exercise price of $21.32 per share.

The above warrants were valued at $27,000, which was recorded as additional paid in capital in 1994. Upon the closing of the Company's initial public offering on October 23, 1996, the above warrants were converted to warrants to purchase common stock with the same terms and exercise prices.

Fair Values

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock plans. Accordingly, no compensation expense has been recognized for these plans. Had compensation costs for these plans been determined based on the fair value at the grant dates as prescribed by Financial Accounting Standards Board Statement No. 123 "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:


                                     1996           1995
--------------------------------------------------------
Net income (loss)
 As reported                      $(4,483)        $  376
 Pro forma                        $(4,871)            73
Earnings (loss) per share
 As reported                      $ (0.92)        $ 0.10
 Pro forma                        $ (1.00)        $ 0.02

                            Wild Oats Markets, Inc.
                        -------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        -------------------------------

                                   continued



The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions for 1996: No dividend yield; an expected life of eight months; expected volatility of 51 percent; and risk-free interest rate of 5.6 percent. The weighted-average fair value of the purchase rights granted in 1996 was $4.92 per share.

The fair value of each option grant under the Incentive Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: no dividend yield for both years; expected volatility of 51 percent for both years, risk-free interest rates ranging from 5.6 to 7.1%and from 6.2 to 6.8% and expected lives of seven years for both years.

A summary of the status of the Company's Incentive Plan as of the 1994, 1995 and 1996 fiscal year ends and changes during the years ending on those dates is presented below:

                                                                       Weighted-
                                                                         Average
                                                                        Exercise
                                    Qualified   Non-Qualified              Price
--------------------------------------------------------------------------------
Outstanding as of
January 1, 1994                       181,473                      $        7.05
Granted                                85,004          23,815      $       13.12
Forfeited                             (45,224)         (1,774)     $        7.03
Outstanding as of                   ----------      ----------
 December 31, 1994                    221,253          22,041      $        9.19
Granted                               115,100                      $       17.10
Forfeited                             (44,128)                     $       10.08
Exercised                                (573)                     $        7.70
Outstanding as of                   ----------      ----------
December 30, 1995                    291,652          22,041      $       11.95
Granted                               439,825          29,528      $       15.10
Forfeited                             (42,874)                     $       14.68
Exercised                             (50,920)                     $        5.85
                                    ----------      ----------
Outstanding as of
 December 28, 1996                    637,683          51,569      $       14.13
                                    ==========      ==========

At December 28, 1996, options exercisable for 134,179 shares were available for future grant under the Plan. At December 30, 1995 and at December 31, 1994, options exercisable for 166,647 and 91,551 shares with weighted average exercise prices of $10.39 and $8.72, respectively, were exercisable. The weighted-average grant date per share fair values of options granted during 1996, 1995 and 1994 were $16.91, $17.10 and $13.12, respectively, per share.

The following tables summarize information about options outstanding and exercisable at December 28, 1996:


                           Options Outstanding
--------------------------------------------------------------------------------

                                            Weighted-
                                            Average         Weighted-
    Range of                                Remaining        Average
    Exercise              Number           Contractual      Exercise
     Prices             Outstanding           Life            Price
--------------------------------------------------------------------------------

  $   3.98-9.87         187,478            6.7  years       $ 7.38
    11.71-19.00         501,774            9.3               16.65
  -------------         ----------         ----------       -----------
  $  3.98-19.00         689,252            8.6               14.13
                        ==========












                           Options Exercisable
--------------------------------------------------------------------------------


                                                               Weighted-
       Range of                                                  Average
       Exercise                      Number                     Exercise
        Prices                     Exercisable                    Price
--------------------------------------------------------------------------------
        $   3.98-9.87                152,574                   $   7.23
           11.71-19.00               121,605                      15.89
        --------------           -----------                   --------
        $   3.98-19.00               274,179                      11.07
                                 ===========

NOTE 10: LITIGATION

The Company is named as defendant in various actions and proceedings arising in the normal course of business. In all of these cases, the Company is denying the allegations and is vigorously defending against them and in some instances, has filed counterclaims. Although the eventual outcome of the various lawsuits cannot be predicted, it is management's opinion these suits will not result in liabilities that would materially affect the Company's financial position or results of operations.


NOTE 11: COMMITMENTS

The Company has several noncancelable operating leases related to facilities occupied and store equipment. These leases generally contain renewal provisions at the option of the Company. Total rental expense (consisting of minimum rent and contingent rent) under these leases was $7.6 million, $2.6 million and $1.8 million during 1996, 1995 and 1994, respectively.

Future minimum lease payments under noncancelable operating leases as of December 28, 1996, are summarized as follows (in thousands):

                                         Operating
Fiscal year ended:                          Leases
--------------------------------------------------------------------------------
 1997                                      $ 8,025
 1998                                        7,422
 1999                                        6,893
 2000                                        6,105
 2001                                        5,354
 Thereafter                                 22,442
                                           -------
Total minimum lease payments               $56,241
                                           =======


Minimum rentals for operating leases do not include contingent rentals which may become due under certain lease terms which provide that rentals may be increased based on a percentage of sales. During 1996, 1995 and 1994, the Company paid contingent rentals of $270,000, $158,000 and $165,000, respectively.

NOTE 12: NONRECURRING EXPENSES

During late August 1996, the Company's Board of Directors made the following decisions relating to the Company's operations, which resulted in an approximate $7.3 million nonrecurring charge being recorded in the third quarter of 1996. Specifically, as a direct result of the July 1996 acquisition of Alfalfa's, the Company incurred $2.0 million by: (i) closing the Wild Oats Lawrence, Kansas, store as well as a regional bakery and kitchen; (ii) moving out of its existing corporate headquarters and relocating to Alfalfa's; and (iii) consolidating certain

                            Wild Oats Markets, Inc.
                        -------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        -------------------------------
                                   continued


information systems, thereby abandoning certain Wild Oats hardware and software. In addition, after operating the combined businesses, management closed the Alfalfa's Seattle, Washington, store and a restaurant in a Capers Store which, at the time of the acquisition, it had planned to retain. These closures resulted in the remaining $5.3 million of the charge. Components of the nonrecurring charge consist primarily of lease-cancellation costs ($1.1 million), employee severance and relocation costs ($500,000) and losses on disposal or abandonment of certain assets ($5.7 million).

During the fourth quarter of 1996, management revised its estimates and adjusted the nonrecurring charge from $7.3 million to $7.0 million to reflect a $200,000 reduction in employee severance and relocation costs and a $100,000 reduction in lease-cancellation costs. Cash paid for employee severance, relocation and lease-cancellation costs related to the nonrecurring charge totaled $1.1 million during 1996. At December 28, 1996, the remaining accrued liabilities related to the nonrecurring charge totaled approximately $1.4 million.


NOTE 13: 401(K) PLAN

As of July 1, 1994, the Company adopted a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering the Company's employees who have attained the age of 21 and have completed one year of service. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 15% of their annual compensation or the statutorily prescribed annual limit ($9,500 in 1996) and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions to the 401(k) Plan by the Company in an amount determined by the Company prior to the end of each plan year. Total Company contributions to the 401(k) Plan during 1996, 1995 and 1994 were approximately $95,000, $83,000 and $23,000, respectively. The trustees under the 401(k) Plan, at the direction of each participant, invest the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code.

In conjunction with the acquisition of Alfalfa's in July 1996, the Company assumed a 401(k) Profit Sharing Plan and Trust (the "Profit Sharing Plan") for Alfalfa's employees who were participants in the Profit Sharing Plan at the time of the acquisition. The Profit Sharing Plan provides for discretionary matching contributions of 1% of participant compensation to the Profit Sharing Plan. The net assets of the Profit Sharing Plan will be transferred to the Company's 401(k) Plan during 1997.

NOTE 14: QUARTERLY INFORMATION
(UNAUDITED)

The following interim financial information presents the 1996 and 1995 consolidated results of operations on a quarterly basis (in thousands, except per-share amounts):

                                           Quarter Ended 1996
                               Dec. 28     Sept. 28       June 29      March 30
-------------------------------------------------------------------------------

Sales                          $63,361      $60,203       $36,692       $32,237
Gross profit                    20,439       19,124        11,913        10,060
Net income (loss)                  421       (5,405)          255           246
Pro forma net income (loss)
 per common share              $  0.06      $ (1.05)      $  0.04       $  0.03

                                           Quarter Ended 1995
                               Dec. 30     Sept. 30        July 1       April 1
-------------------------------------------------------------------------------
Sales                          $30,008      $25,724       $23,359       $19,426
Gross profit                     9,175        8,191         7,618         6,369
Net income (loss)                 (415)        (277)          469           599
Pro forma net income (loss)
 per common share              $ (0.10)     $ (0.07)      $  0.12       $  0.15


                             -------------------
                            REPORT OF INDEPENDENT
                                  ACCOUNTANTS
                             -------------------

To the Board of Directors and Stockholders of Wild Oats Markets, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Wild Oats Markets, Inc. and its subsidiaries (the "Company") at December 28, 1996, and December 30, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP
Boulder, Colorado
January 31, 1997

Schedule II

                            WILD OATS MARKETS, INC.
                       Valuation and Qualifying Accounts
                                (in thousands)



                                     Balance at     Charged                     Balance at
 Allowance for Doubtful Accounts     Beginning         to                          End
for the Fiscal Year Ended:            of Year       Expenses     Write-Offs      of Year

  December 31, 1994                  $      37     $            $               $      37

  December 30, 1995                         37           85            (75)            47

  December 28, 1996                         47          252                           299

                    ========================================
                   MANAGEMENT'S STATEMENT OF RESPONSIBILITIES
                    ----------------------------------------

The accompanying consolidated financial statements of Wild Oats Markets, Inc. and its subsidiaries (the "Company") are prepared by the Company's management in conformity with generally accepted accounting principles. Management is responsible for the fairness of the financial statements, which include estimates based on judgment.

The Company maintains accounting and other control systems which management believes provide reasonable assurance that financial records are reliable for the purposes of preparing financial statements, and that assets are properly safeguarded and recorded. Underlying the concept of reasonable assurance is the premise that the cost of control should not be disproportionate to the benefits expected to be derived from control.

The Audit Committee of the Board of Directors meets periodically with management and the independent accountants to discuss the annual audit, internal control and financial reporting matters. The independent accountants have direct access to the Audit Committee.


/s/ Michael C. Gilliland
Michael C. Gilliland
Chief Executive Officer

/s/ James W. Lee
James W. Lee
President and Chief Operating Officer

/s/ Mary Beth Lewis
Mary Beth Lewis
Chief Financial Officer and Treasurer

                             =====================
                            STOCKHOLDER INFORMATION
                             ---------------------
                            Wild Oats Markets, Inc.

MARKET INFORMATION AND DIVIDEND POLICY:

The Company's Common Stock is traded on the NASDAQ National Market System under the symbol "OATS." Since the Company's initial public offering on October 22, 1996, the high and low prices per share of the Common Stock as reported on the NASDAQ National Market System were $27 and $18, respectively. As of March 4, 1997, the Company's common stock was held by 194 holders of record. No cash dividends have been declared previously on the Company's common stock and the Company does not anticipate declaring a cash dividend in the near future.

ANNUAL MEETING:

The Company's Annual Meeting of Stockholders will be held at 2 pm (Mountain Daylight time), on Thursday, May 1, 1997, at:
Boulder Public Library Auditorium
1000 Canyon Boulevard
Boulder, CO 80302

FORM 10-K AND QUARTERLY STOCKHOLDER INFORMATION:

The Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 may be obtained without charge by sending a written request to the address below. Quarterly information is available to all stockholders immediately upon its release, free of charge, via fax, by calling (303) 440-5220, extension 392, or through access on the Internet at www.wildoats.com. To receive a copy by mail, please send your written request to:

INVESTOR RELATIONS

Wild Oats Markets, Inc.
1645 Broadway
Boulder, CO 80302

TRANSFER AGENT AND REGISTRAR

Norwest Bank Minnesota, N.A.
Shareowner Services
161 North Concord Exchange
Post Office Box 738
South St. Paul, MN 55075
(612) 450-4062















                               EXECUTIVE OFFICERS

                              Michael C. Gilliland
                            Chief Executive Officer
                                  and Director

                                  James W. Lee
                     President and Chief Operating Officer

                                Mary Beth Lewis
                            Chief Financial Officer
                                 and Treasurer

                               Elizabeth C. Cook
                                Vice President,
                             Secretary and Director


                               BOARD OF DIRECTORS

                                John A. Shields
                             Chairman of the Board
                     Chairman and Chief Executive Officer,
                          Del Ray Farms Markets, Inc.

                              David M. Chamberlain
                           Vice Chairman of the Board
                      Chairman of the Board, Genesco, Inc.

                               Peter D. Behrendt
                   Chairman of the Board, Exabyte Corporation

                               Barnet M. Feinblum
                     Chief Executive Officer and President,
                          Horizon Organic Dairy, Inc.

                               David L. Ferguson
                    General Partner, Chase Capital Partners

                                  S.M. Hassan
                            Wild Oats Markets, Inc.

                                M. Laird Koldyke
                       General Partner, Frontenac Company

                                James B. McElwee
                    General Partner, Weston Presidio Capital

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               By /s/  Mary Beth Lewis
                                  --------------------
                                  Mary Beth Lewis
                                  Executive Officer, Treasurer and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     Signature                    Title                                 Date
     ---------                    -----                                 ----


/s/  MICHAEL GILLILAND            Chief Executive Officer
-------------------------         and Director

/s/  JAMES W. LEE                 President
-------------------------

/s/  MARY BETH LEWIS              Chief Financial Officer
-------------------------

/s/  JOHN A. SHIELDS              Chairman
-------------------------

/s/  ELIZABETH C. COOK            Vice President and Director
-------------------------

/s/  DAVID M. CHAMBERLAIN         Vice Chairman
-------------------------

/s/  BARNET M. FEINBLUM           Director
-------------------------

/s/  DAVID L. FERGUSON            Director
-------------------------

/s/  S.M. HASSAN                  Director
-------------------------

/s/  M. LAIRD KOLDYKE             Director
-------------------------

/s/  JAMES B. MCELWEE             Director
-------------------------
