Form 10-Q
period 1997-03-29
WILD OATS MARKETS INC
filed 1997-05-13
CIK 909990

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1997

                                       OR


(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(d)OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

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

  Yes  (X)                             No  (_)

As of May 5, 1997, there were 6,963,101 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

                               TABLE OF CONTENTS

                                                                                                                 PAGE

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
               Consolidated Balance Sheet
                   March 29, 1997 (Unaudited) and December 28, 1996                                               3

               Consolidated Statement of Operations (Unaudited)
                    Three Months Ended March 29, 1997 and March 30, 1996                                          4

               Consolidated Statement of Cash Flows (Unaudited)
                    Three Months Ended March 29, 1997 and March 30, 1996                                          5

               Notes to Consolidated Financial Statements (Unaudited)                                             6

Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                                    7-9

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities                                                                                10

Item 6.     Exhibits and Reports on Form 8-K                                                                     10

SIGNATURES                                                                                                       10


PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            WILD OATS MARKETS, INC.
                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                MARCH 29,   DECEMBER 28,
                                                  1997          1996
                                               (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents                      $ 11,443       $ 16,404
  Accounts receivable (less allowance
     for doubtful accounts of $306 and
     $299, respectively)                              594            558
  Inventories                                      17,627         15,464
  Income tax receivable                               202            800
  Prepaid expenses and other current assets           528            319
  Deferred income taxes                             2,037          2,056
                                                 --------       --------
     Total current assets                          32,431         35,601
                                                 --------       --------
Property and equipment, net                        38,263         35,736
Intangible assets, net                             42,722         35,150
Deposits and other assets                             429            416
Deferred income taxes                                 154            154
                                                 --------       --------
                                                 $113,999       $107,057
                                                 ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $ 19,594       $ 16,845
  Accrued liabilities                              12,329          8,664
  Notes payable                                                       50
  Current portion of long-term debt                    38            110
                                                 --------       --------
       Total current liabilities                   31,961         25,669
Long-term debt                                                       971
Deferred income taxes                               1,134          1,157
Other liabilities                                   1,481          1,477
                                                 --------       --------
                                                   34,576         29,274
                                                 --------       --------

Stockholders' equity:
  Common stock: $.001 par value; 20,000,000
     shares authorized; 6,888,079 and
     6,875,514 issued and outstanding                   7              7
  Additional paid-in capital                       86,574         86,471
  Accumulated deficit                              (7,052)        (8,610)
  Foreign currency translation adjustment            (106)           (85)
                                                 --------       --------
     Total stockholders' equity                    79,423         77,783
                                                 --------       --------
                                                 $113,999       $107,057
                                                 ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            WILD OATS MARKETS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                  (UNAUDITED)



                                                   THREE MONTHS ENDED
                                                  MARCH 29,  MARCH 30,
                                                    1997        1996

Sales                                               $69,729    $32,237
Cost of goods sold and occupancy costs               47,785     22,177
                                                    -------    -------
     Gross profit                                    21,944     10,060
Operating expenses:
  Direct store expenses                              16,025      7,777
  Selling, general and administrative expenses        3,211      1,342
  Pre-opening expenses                                  183        254
                                                    -------    -------
     Income from operations                           2,525        687
  Interest income (expense), net                        155       (275)
                                                    -------    -------
     Income before income taxes                       2,680        412
     Income tax expense                               1,123        166
                                                    -------    -------

Net income                                          $ 1,557    $   246
                                                    =======    =======

Net income per common share                         $  0.22
                                                    =======

Pro forma net income per common share                          $  0.06
                                                               =======

Weighted average number
  of common shares outstanding                        6,983
                                                    =======

Pro forma weighted average number
  of common shares outstanding                                   3,871
                                                               =======


   The accompanying notes are an integral part of the consolidated financial statements.

                            WILD OATS MARKETS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                          MARCH 29,    MARCH 30,
                                                            1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                  $  1,557    $   246
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
 Depreciation and amortization                                 1,884      1,105
 Loss on disposal of equipment                                    40         27
 Deferred tax benefit                                             (2)        (4)
 Change in assets and liabilities:
  Inventories                                                    (56)      (591)
  Receivables and other assets                                   390       (543)
  Accounts payable                                             1,869     (1,498)
  Accrued liabilities                                          1,516      1,616
                                                            --------    -------
   Net cash provided by operating activities                   7,198        358
                                                            --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                          (2,261)    (2,536)
Payment for purchase of acquired
 entities, net of cash acquired                               (8,892)
                                                            --------    -------
 Net cash used by investing activities                       (11,153)    (2,536)
                                                            --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                              1,939
Payments on long-term debt                                    (1,067)
Principal payments under capitalized lease obligations           (22)       (14)
Proceeds from issuance of common stock                           104
                                                            --------    -------
 Net cash provided (used) by financing activities               (985)     1,925
                                                            --------    -------

Effect of exchange rate changes on cash                          (21)
                                                            --------    -------
Net decrease in cash and cash equivalents                     (4,961)      (253)
Cash and cash equivalents at beginning of period              16,404      1,151
                                                            --------    -------
Cash and cash equivalents at end of period                  $ 11,443    $   898
                                                            ========    =======

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $     25    $   259
                                                            --------    -------
  Cash paid for income taxes                                $    109    $    --
                                                            --------    -------


   The accompanying notes are an integral part of the consolidated financial statements.

                            WILD OATS MARKETS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  ACCOUNTING POLICIES

    The consolidated balance sheet as of March 29, 1997, the consolidated statement of operations for the three months ended March 29, 1997 and March 30, 1996, as well as the consolidated statement of cash flows for the three months ended March 29, 1997 and March 30, 1996 have been prepared without an audit. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation thereof, have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with financial statements and notes thereto included in the Company's 1996 Annual Report to Stockholders. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

2.  BUSINESS COMBINATIONS

    In February and March 1997, in three separate transactions, the Company acquired the assets and assumed certain liabilities of six operating natural foods supermarkets: two in south Florida, two in Eugene, Oregon and two in Memphis, Tennessee. The purchase price for these acquisitions aggregated $9.9 million and consisted of $8.9 million in cash and 61,195 shares of the Company's common stock valued at approximately $979,000. The common stock was issued subsequent to March 29, 1997, and therefore, the $979,000 is classified as an accrued liability as of March 29, 1997. The acquisitions were accounted for using the purchase method, and the excess of cost over the fair value of the assets acquired of $7.8 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

    The fair values of the acquired assets and liabilities of these acquisitions are as follows (in thousands):

    Current assets.............................................    $ 2,133
    Equipment..................................................      1,952
    Liabilities................................................     (2,042)
    Goodwill...................................................      7,836
                                                                   -------
                                                                   $ 9,879
                                                                   =======

3.  PRO FORMA NET INCOME PER SHARE

    Pro forma net income per common share is computed based on the weighted average number of common shares outstanding during the three months ended March 30, 1996 and gives effect to the reverse merger with Alfalfa's, Inc. as of January 1, 1996 and to certain adjustments described below. Common equivalent shares are not included in the per-share calculation where the effect of their inclusion would be antidilutive (i.e., in a loss period), except that, in conformity with SEC requirements, common shares and common share equivalents issued during the 12-month period prior to the filing of the Company's initial public offering have been included in the calculation as if they were outstanding for all periods using the treasury stock method. Additionally, all outstanding shares of convertible preferred stock are assumed to have been converted to common stock at the time of their issuance. The Company's historical capital structure is not indicative of its structure following the closing of its October 1996 initial public offering, due to the automatic conversion of convertible preferred stock into common stock. Accordingly, net income per common share has been presented on a pro forma basis only for the three months ended March 30, 1996.

4.  NET INCOME PER SHARE

    Net income per share of common stock is computed using the weighted average number of shares of common stock and common stock equivalents, consisting of stock options and warrants, outstanding during each period. The dilutive effect of such common stock equivalents is computed using the treasury stock method.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"), which is required to be adopted by the Company at the end of 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. If the provisions of FAS 128 were adopted for the three months ended March 29, 1997, then the Company's pro forma basic earnings per share would have been $0.23.

5.  SUBSEQUENT EVENTS

    On April 15, 1997, the Company increased its revolving line of credit to $40 million from $20 million. The facility has a seven-year term and bears interest, at the Company's option, at the prime rate or LIBOR plus 1.25%. The line of credit agreement includes certain financial and other covenants, as well as restrictions on payments of dividends. As of May 8, 1997, there were no borrowings outstanding under this facility.

    On May 2, 1997, S.M. Hassan, the former president of the Company, voluntarily terminated his employment. Pursuant to an employment agreement with the Company dated July 12, 1996, Mr. Hassan will receive severance of approximately $500,000 payable over the next three years. The Company will accrue the full amount of this severance obligation in the second quarter of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the context of Section 21E of the Securities Exchange Act of 1934, as amended. Each and every forward-looking statement involves a number of risks and uncertainties, including the Risk Factors specifically delineated and described in the Company's 1996 Annual Report to Stockholders and those Risk Factors that have been specifically expanded or modified below. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. Words such as "believes", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Certain of the Risk Factors are hereby restated, modified and expanded in accordance with the following section references that correlate to the corresponding sections of the Company's 1996 Annual Report to Stockholders:

UNCERTAIN ABILITY TO EXECUTE GROWTH STRATEGY (AMENDED)

The Company's business has grown considerably in size and geographic scope, increasing from six stores located primarily in Colorado in 1991, to its current size of 47 stores (as of the date of this report on Form 10-Q) in ten states and Canada. The Company acquired six stores and opened one store during the three months ended March 29, 1997. During 1996, the Company opened seven stores, including one store originally scheduled to open in 1997, and acquired 13 stores. The Company anticipates opening as many as four additional new stores during 1997. The Company also anticipates that it may acquire one or more operating natural foods grocery stores during the remainder of 1997. The Company's ability to implement its growth strategy depends to a significant degree upon its ability to open or acquire stores in existing and new markets and to integrate and operate those stores profitably. While the Company plans to expand primarily through the opening of new stores, it will continue to pursue acquisitions of natural foods retailers where attractive opportunities exist. The Company's growth strategy is dependent upon a number of factors, including its ability to: (i)access adequate capital resources; (ii)expand into regions where it has no operating experience; (iii)identify markets that meet its site selection criteria; (iv)locate suitable store sites and negotiate acceptable lease terms; (v)locate acquisition targets and negotiate acceptable acquisition terms; (vi)hire, train and integrate management and store employees; and (vii)expand its distribution and other operating systems. In addition, the Company pursues a strategy of clustering stores in each of its markets to increase overall sales, achieve operating efficiencies and further penetrate markets. In the past, when the Company has opened a store in a market where it had an existing presence, the Company has experienced a decline in the sales and operating results at certain of its existing stores in these markets. The Company intends to continue to pursue its store clustering strategy and expects the sales and operating result trends for other stores in an expanded market to continue to experience temporary declines related to the clustering of stores. Further, acquisitions involve a number of additional risks, such as short-term negative effects on the Company's reported operating results, diversion of management's attention, unanticipated problems or legal liabilities, and the integration of potentially dissimilar operations, some or all of which could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will achieve its planned expansion in existing markets, enter new markets, or operate or integrate its existing, newly-opened or newly-acquired stores profitably. If the Company fails to do so, the Company's business, results of operations and financial condition will be materially and adversely affected. In addition, the Company's ability to execute its growth strategy is partially dependent upon the demographic trends and market conditions in the natural foods industry and any change in those trends and conditions could adversely effect the Company's future growth rate.

COMPETITION

The Company believes its primary competitor in the natural foods grocery store market is Whole Foods Market, Inc. ("Whole Foods"), a publicly traded company based in Texas. Whole Foods recently announced that it has signed a lease for a 39,000-square-foot store in Boulder, Colorado, the location of the Company's headquarters and three of its stores. Whole Foods' management also has announced that it intends to seek additional store sites in other cities in which the Company has stores. If Whole Foods is successful in opening stores in locations in which the Company has or intends to open stores, the Company's sales and operating results at such stores may be materially adversely affected.

FLUCTUATIONS IN OPERATING RESULTS

The Company's results of operations may fluctuate significantly from period-to-period as the result of a variety of factors, including: (i)the number, timing and mix of store openings, acquisitions or closings; (ii)the ratio of stores opened to stores acquired; (iii)the opening of stores by the Company or its competitors in markets where the Company has existing stores; (iv)comparable store sales results; and (v)the ratio of urban format to supermarket format stores. The Company incurs significant pre-opening expenses and new stores typically experience an initial period of operating losses. As a result, the opening of a significant number of stores in a single period will have an adverse effect on the Company's results of operations. In addition, the Company's store base is geographically concentrated, and shifts in economic or demographic trends and consumer preferences in a particular market could have an adverse effect on the Company's results of operations. Further, a variety of factors affect the Company's comparable store sales results, including, among others, the relative proportion of new stores to mature stores, the opening of stores by the Company or its competitors in markets where the Company has existing stores, the timing of promotional events, the Company's ability to execute its operating strategy effectively, changes in consumer preferences for natural foods and general economic conditions. Past increases in comparable store sales may not be indicative of future operating performance. Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future financial performance.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of sales:

                                                       THREE MONTHS ENDED
                                                     MARCH 29,       MARCH 30,
                                                       1997             1996

Sales                                                  100.0%      100.0%
Cost of goods sold and occupancy costs                  68.5        68.8
                                                       -----       -----
Gross margin                                            31.5        31.2
Direct store expenses                                   23.0        24.1
Selling, general and administrative expenses             4.6         4.2
Pre-opening expenses                                     0.3         0.8
                                                       -----       -----
Income from operations                                   3.6         2.1
Interest income (expense), net                           0.2        (0.8)
                                                       -----       -----
Income before income taxes                               3.8         1.3
Income tax expense                                       1.6         0.5
                                                       -----       -----
Net income                                               2.2%        0.8%
                                                       -----       -----

Store Openings and Acquisitions. In the first quarter of 1997, the Company acquired six stores: two in south Florida, two in Eugene, Oregon, and two in Memphis, Tennessee. The Company also opened a new store in Sacramento, California. Additionally, the Company plans to open as many as four additional stores in 1997 in Laguna Beach, California; Denver, Colorado; Phoenix, Arizona; and Chicago, Illinois. The Company anticipates that it also may acquire one or more operating natural foods grocery stores during the remainder of 1997. The Company's results of operations have been and will continue to be affected by, among other things, the number, timing and mix of store openings, acquisitions or closings. New stores build their sales volumes and refine their merchandise selection gradually and, as a result, generally have lower gross margins and higher operating expenses as a percentage of sales than more mature stores. The Company anticipates that the new store opened in the first quarter of 1997 and new stores opened later in 1997 will experience operating losses for the first six to twelve months of operation, in accordance with historic trends. The Company will continue to evaluate the profitability of all its stores on an ongoing basis and may, from time to time, make decisions regarding closures, relocations or remodels in accordance with such evaluations.

SALES. Sales for the three months ended March 29, 1997 increased 116.3% to $69.7 million from $32.2 million for the same period in 1996. The increase was primarily due to the acquisition of six stores and the opening of one new store in the first quarter of 1997, as well as the inclusion of the 13 stores acquired and seven new stores opened in 1996. Comparable store sales increased 8% for the first quarter of 1997, based on both new and acquired stores that have been operating longer than 12 months. Comparable store sales increases were positively affected by an expanded monthly product promotion program. While this promotion program will continue through the second quarter of 1997, comparable store sales increases in the second quarter are expected to be flat as compared to the same quarter in 1996 due to significant sales increases in the second quarter related to a strike at conventional grocery stores in Colorado.

GROSS PROFIT. Gross profit for the three months ended March 29, 1997 increased 118.1% to $21.9 million from $10.1 million for the same period in 1996. The increase in gross profit on a dollar basis is primarily attributable to the acquisition of six stores and the opening of one new store during the first quarter of 1997, as well as the inclusion of the 13 stores acquired and seven new stores opened in 1996. Gross profit as a percentage of sales increased to 31.5% from 31.2% for the same period in 1996. The increase is attributable to the matured performance of newer stores, offset by pricing discounts related to the expanded product promotion program.

DIRECT STORE EXPENSES. Direct store expenses for the three months ended March 29, 1997 increased 106.1% to $16.0 million from $7.8 million for the same period in 1996. The increase in direct store expenses is attributable to the increase in the number of stores operated by the Company. As a percentage of sales, direct store expenses decreased to 23.0% from 24.1% for the same period in 1996 due to the matured performance of the new stores opened in 1996, as well as greater leverage of payroll and certain fixed costs over higher sales volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended March 29, 1997 increased 139.3% to $3.2 million from $1.3 million for the same period in 1996. As a percentage of sales, selling, general and administrative expenses increased to 4.6% from 4.2% for the same period in 1996. The increase is the result of combining and then consolidating the overhead structure of Alfalfa's, Inc., as well as adding incremental expenses related to the stores acquired during the first quarter of 1997.

PRE-OPENING EXPENSES.   Pre-opening expenses for the three months ended March
29, 1997 decreased 28.0% to $183,000 from $254,000. The decrease in pre-opening expenses is attributable to a decrease in the amount spent on new stores opened during the first quarter of 1997, as well as decreased costs for travel for pre-opening arrangements and staff training for stores opened in existing or more developed geographic regions.

NET INTEREST INCOME (EXPENSE). Net interest income for the three months ended March 29, 1997 increased to $155,000 from $275,000 of net interest expense for the same period in 1996. The change is attributable to the investment of the net proceeds from the Company's initial public offering in October 1996 and to the repayment of substantially all of the Company's long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of capital have been cash flow from operations, trade payables, bank indebtedness, and the sale of equity securities. Primary uses of cash have been the financing of store openings and acquisitions.

Net cash provided by operating activities was $7.2 million during the three months ended March 29, 1997 and $358,000 during the comparable period in 1996. Cash provided by operating activities increased during this period primarily as aresult of increases in net income before depreciation and amortization expense and trade payables related to new store openings for which the Company typically receives extended payment terms from vendors. The Company has not required significant external financing to support inventory requirements at its existing and new stores because it has been able to rely on vendor financing for most of the inventory costs, and anticipates that vendor financing will continue to be available for new store openings.

Net cash used by investing activities was $11.2 million during the three months ended March 29, 1997 as compared to $2.5 million during the comparable period in 1996 due to the acquisition of six stores and opening of one new store during the three months ended March 29, 1997.

Net cash used by financing activities was $985,000 during the three months ended March 29, 1997 and net cash provided by financing activities was $1.9 million during the comparable period in 1996 due to the repayment of debt during the first quarter of 1997 and to increased borrowings under the Company's revolving line of credit to fund new store openings during the first quarter of 1996.

On April 15, 1997, the Company increased its revolving line of credit to $40 million from $20 million. The facility has a seven-year term and bears interest, at the Company's option, at the prime rate or LIBOR plus 1.25%. The line of credit agreement includes certain financial and other covenants, as well as restrictions on payments of dividends. As of May 8, 1997, there were no borrowings outstanding under this facility.

The Company anticipates that it will spend approximately $3.5 million during the second quarter of 1997 for new store development, remodels and maintenance capital expenditures. No new stores openings are planned for the second quarter of 1997. The Company's average capital expenditures to open a store, including leasehold improvements, equipment and fixtures, have ranged from approximately $1.0 million to $2.0 million over the past 18 months, excluding inventory costs and initial operating losses. The cost of initial inventory for a new store over such period was approximately $500,000; however, the Company relies on vendor financing for most of this cost. Pre-opening costs are approximately $250,000 per store and are expensed when the new store opens. The amounts and timing of such expenditures will depend upon the availability of new store sites and other factors, including the location of the store and whether it is in a new or existing market for the Company, the size of the store, and the required build-out at the site. Costs to acquire future stores, if any, are impossible to predict and could vary materially from the cost to open new stores. There can be no assurance that actual capital expenditures will not exceed anticipated levels. As of May 8, 1997, the Company has approximately $3.0 million remaining from the proceeds of its initial public offering. If the Company should complete any additional acquisitions in exchange for cash during 1997, such acquisitions will be funded with the remainder of the Company's invested cash and with borrowings under its revolving line of credit.

PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

On February 22, 1997, the Company acquired the operations and assets of two natural foods grocery stores in south Florida. The purchase price consisted of 61,195 shares of the Company's common stock, $0.001 par value, and the assumption of certain liabilities. The assets acquired consisted of equipment, inventory, fixtures, leasehold improvements and leasehold interests in the two stores.

The common stock was issued subsequent to March 29, 1997 in reliance on an exemption under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. All information required by Rule 506 was provided to the purchasers, and there were less than 35 purchasers of the common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

       EXHIBIT
       NUMBER      DESCRIPTION OF DOCUMENT
       ------      -----------------------

       3(i).1.(a)  Amended and Restated Certificate of Incorporation of
                   Registrant.*

       3(i).1.(b)  Certificate of Correction to Amended and Restated
                   Certificate of Incorporation of the Registrant.*

       3(ii).1     Amended and Restated Bylaws of Registrant.*

       11.1 Statement Regarding Computation of Net Income Per Share and Pro Forma Net Income Per Share.

       27.1        Financial Data Schedule.


   (b) Reports on Form 8-K. There were no reports on Form 8-K for the three-month period ended March 29, 1997.


* Incorporated by reference from Registrant's Annual Report on Form 10-K filed on March 27, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, County of Boulder, State of Colorado, on the 8th day of May, 1997.

                            WILD OATS MARKETS, INC.

                            By  /s/  Mary Beth Lewis
                                --------------------
                                     Mary Beth Lewis
                                     Executive Officer, Treasurer and Chief
                                     Financial Officer (Principal Financial and
                                     Accounting Officer)