Form 10-Q
period 1997-06-28
WILD OATS MARKETS INC
filed 1997-08-12
CIK 909990

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1997

                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D)OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM__________TO___________

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

  Yes  (X)          No  ( )

As of August 4, 1997, there were 7,041,813 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

                               TABLE OF CONTENTS


                                                                           PAGE

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

           Consolidated Balance Sheet
             June 28, 1997 (Unaudited) and December 28, 1996                3

           Consolidated Statement of Operations (Unaudited)
             Three and Six Months Ended June 28, 1997 and June 29, 1996     4


           Consolidated Statement of Cash Flows (Unaudited)
             Six Months Ended June 28, 1997 and June 29, 1996               5

           Notes to Consolidated Financial Statements (Unaudited)         6-7

Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 8-10

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                11

Item 6. Exhibits and Reports on Form 8-K                                   11

SIGNATURES                                                                 11

PART I.    FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            WILD OATS MARKETS, INC.
                           Consolidated Balance Sheet
                       (In thousands, except share data)

                                                June 28,    December 28,
                                                  1997          1996
                                               (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                      $  7,199       $ 16,404
  Accounts receivable (less allowance
     for doubtful accounts of $206 and
     $299, respectively)                              648            558
  Inventories                                      17,531         15,464
  Income tax receivable                               316            800
  Prepaid expenses and other current assets           209            319
  Deferred income taxes                             1,280          2,056
                                                 --------       --------
     Total current assets                          27,183         35,601
                                                 --------       --------
Property and equipment, net                        42,452         35,736
Intangible assets, net                             42,455         35,150
Deposits and other assets                             993            416
Deferred income taxes                                 154            154
                                                 --------       --------
                                                 $113,237       $107,057
                                                 ========       ========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                               $ 16,932       $ 16,845
  Accrued liabilities                               9,844          8,664
  Notes payable                                                       50
  Current portion of long-term debt                    35            110
                                                 --------       --------
     Total current liabilities                     26,811         25,669
Long-term debt                                        476            971
Deferred income taxes                               1,213          1,157
Other liabilities                                   1,854          1,477
                                                 --------       --------
                                                   30,354         29,274
                                                 --------       --------

Stockholders' equity:
  Common stock: $.001 par value; 20,000,000
     shares authorized; 6,998,752 and
     6,875,514 issued and outstanding                   7              7
  Additional paid-in capital                       88,332         86,471
  Accumulated deficit                              (5,377)        (8,610)
  Foreign currency translation adjustment             (79)           (85)
                                                 --------       --------
     Total stockholders' equity                    82,883         77,783
                                                 --------       --------
                                                 $113,237       $107,057
                                                 ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            WILD OATS MARKETS, INC.
                      Consolidated Statement of Operations
                     (In thousands, except per-share data)
                                  (Unaudited)



                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                  JUNE 28,  JUNE 29,           JUNE 28,      JUNE 29,
                                                    1997      1996               1997          1996

Sales                                              $76,677   $36,692           $146,405       $68,929
Cost of goods sold and occupancy costs              53,403    24,779            101,188        46,956
                                                   -------   -------           --------       -------
     Gross profit                                   23,274    11,913             45,217        21,973
Operating expenses:
  Direct store expenses                             17,646     9,059             33,671        16,836
  Selling, general and administrative expenses       2,878     1,529              6,089         2,871
  Pre-opening expenses                                           532                183           786
                                                   -------   -------           --------       -------
     Income from operations                          2,750       793              5,274         1,480
  Interest income (expense), net                        77      (309)               232          (584)
                                                   -------   -------           --------       -------
     Income before income taxes                      2,827       484              5,506           896
     Income tax expense                              1,150       229              2,273           395
                                                   -------   -------           --------       -------

Net income                                         $ 1,677   $   255           $  3,233       $   501
                                                   =======   =======           ========       =======

Net income per common share                          $0.24                        $0.46
                                                   =======                     ========

Pro forma net income per common share                          $0.07                            $0.13
                                                             =======                          =======

Weighted average number
  of common shares outstanding                       7,001                        7,040
                                                   =======                     ========

Pro forma weighted average number
  of common shares outstanding                                 3,886                            3,886
                                                             =======                          =======


   The accompanying notes are an integral part of the consolidated financial statements.

                            WILD OATS MARKETS, INC.
                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                  (Unaudited)


                                                          Six Months Ended
                                                         June 28,   June 29,
                                                           1997       1996

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $  3,233    $   501
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
 Depreciation and amortization                             4,110      1,810
 Loss (gain) on disposal of property and equipment          (487)        59
 Deferred tax provision                                      833        322
 Deferred severance payment                                  476
 Change in assets and liabilities:
  Inventories                                                 40     (1,477)
  Receivables and other assets                                 7       (777)
  Accounts payable                                          (793)       619
  Accrued liabilities                                     (1,073)     1,245
                                                        --------    -------
   Net cash provided by operating activities               6,346      2,302
                                                        --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                      (7,993)    (5,344)
Payment for purchase of acquired
 entities, net of cash acquired                           (8,892)      (500)
Proceeds from sales of property and equipment                566
                                                        --------    -------
 Net cash used by investing activities                   (16,319)    (5,844)
                                                        --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                          4,046
Payments on long-term debt                                (1,099)       (22)
Proceeds from issuance of common stock                     1,861         13
Purchase of treasury stock                                              (15)
                                                        --------    -------
 Net cash provided by financing activities                   762      4,022
                                                        --------    -------

Effect of exchange rate changes on cash                        6
                                                        --------    -------
Net increase (decrease) in cash and cash equivalents      (9,205)       480
Cash and cash equivalents at beginning of period          16,404      1,150
                                                        --------    -------
Cash and cash equivalents at end of period              $  7,199    $ 1,630
                                                        ========    =======

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $     51    $   562
                                                        ========    =======
  Cash paid for income taxes                            $    929    $   405
                                                        ========    =======

Supplemental schedule of noncash investing and
  financing activities:
  Acquisition of property with seller-financed
   long-term debt                                       $    480
                                                        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            WILD OATS MARKETS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   ACCOUNTING POLICIES

     The consolidated balance sheet as of June 28, 1997, the consolidated statement of operations for the three and six months ended June 28, 1997 and June 29, 1996, as well as the consolidated statement of cash flows for the six months ended June 28, 1997 and June 29, 1996 have been prepared without an audit. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation thereof, have been made.

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

     On June 30, 1997, subsequent to the end of the second quarter, the Company acquired the assets of three operating natural foods supermarkets in Phoenix, Arizona for approximately $5.1 million in cash. The acquisition will be accounted for using the purchase method and will be recorded in the third quarter of 1997.


3.   PRO FORMA NET INCOME PER SHARE

     Pro forma net income per common share is computed based on the weighted average number of common shares outstanding during the three and six months ended June 29, 1996 and gives effect to the reverse merger with Alfalfa's, Inc. as of January 1, 1996 and to certain adjustments described below. Common equivalent shares are not included in the per-share calculation where the effect of their inclusion would be antidilutive (i.e., in a loss period), except that, in conformity with SEC requirements, common shares and common share equivalents issued during the 12-month period prior to the filing of the Company's initial public offering have been included in the calculation as if they were outstanding for all periods using the treasury stock method. Additionally, all outstanding shares of convertible preferred stock are assumed to have been converted to common stock at the time of their issuance. The Company's historical capital structure is not indicative of its structure following the closing of its October 1996 initial public offering, due to the automatic conversion of convertible preferred stock into common stock. Accordingly, net income per common share has been presented on a pro forma basis only for the three and six months ended June 29, 1996.

4.   NET INCOME PER SHARE

     Net income per share of common stock is computed using the weighted average number of shares of common stock and common stock equivalents, consisting of stock options and warrants, outstanding during each period. The dilutive effect of such common stock equivalents is computed using the treasury stock method.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"), which is required to be adopted by the Company at the end of 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. If the provisions of FAS 128 were adopted for the three and six months ended June 28, 1997, then the Company's pro forma basic earnings per share would have been $0.24 and $0.47, respectively.

5.  NONRECURRING ITEMS

     On May 2, 1997, S.M. Hassan, the former president of the Company, voluntarily terminated his employment. Pursuant to an employment agreement with the Company dated July 12, 1996, Mr. Hassan will receive severance of approximately $476,000 payable over the next three years. The Company accrued the full amount of this severance obligation in the second quarter of 1997.

     On June 26, 1997, the Company sold the land and building formerly occupied by its Lawrence, Kansas store for a net gain of $565,000.

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

UNCERTAIN ABILITY TO EXECUTE GROWTH STRATEGY (AMENDED)

The Company's business has grown considerably in size and geographic scope, increasing from six stores located primarily in Colorado in 1991, to its current size of 50 stores (as of the date of this report on Form 10-Q) in eleven states and Canada. The Company acquired six stores and opened one store during the six months ended June 28, 1997. During 1996, the Company opened seven stores, including one store originally scheduled to open in 1997, and acquired 13 stores. Early in the third quarter of 1997, the Company acquired three stores and anticipates opening as many as four additional new stores during 1997. The Company also anticipates that it may acquire one or more operating natural foods grocery stores during the remainder of 1997. The Company's ability to implement its growth strategy depends to a significant degree upon its ability to open or acquire stores in existing and new markets and to integrate and operate those stores profitably. While the Company plans to expand primarily through the opening of new stores, it will continue to pursue acquisitions of natural foods retailers where attractive opportunities exist. The Company's growth strategy is dependent upon a number of factors, including its ability to: (i) access adequate capital resources; (ii) expand into regions where it has no operating experience; (iii) identify markets that meet its site selection criteria; (iv) locate suitable store sites and negotiate acceptable lease terms; (v) locate acquisition targets and negotiate acceptable acquisition terms; (vi) hire, train and integrate management and store employees; (vii) recruit, retain and train regional pre-opening and support teams; and (viii) expand its distribution and other operating systems. In addition, the Company pursues a strategy of clustering stores in each of its markets to increase overall sales, achieve operating efficiencies and further penetrate markets. In the past, when the Company has opened a store in a market where it had an existing presence, the Company has experienced a decline in the sales and operating results at certain of its existing stores in these markets. The Company intends to continue to pursue its store clustering strategy and expects the sales and operating result trends for other stores in an expanded market to continue to experience temporary declines related to the clustering of stores. Further, acquisitions involve a number of additional risks, such as short-term negative effects on the Company's reported operating results, diversion of management's attention, unanticipated problems or legal liabilities, and the integration of potentially dissimilar operations, some or all of which could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will achieve its planned expansion in existing markets, enter new markets, or operate or integrate its existing, newly-opened or newly-acquired stores profitably. If the Company fails to do so, the Company's business, results of operations and financial condition will be materially and adversely affected. In addition, the Company's ability to execute its growth strategy is partially dependent upon the demographic trends and market conditions in the natural foods industry and any change in those trends and conditions could adversely effect the Company's future growth rate.

COMPETITION (AMENDED)

The Company believes its primary competitor in the natural foods grocery store market is Whole Foods Market, Inc. ("Whole Foods"), a publicly-traded company based in Texas. Whole Foods has announced that in January 1998 it will open a 39,000-square-foot store in Boulder, Colorado, the location of the Company's headquarters and three of its stores. Whole Foods' management also has announced that it intends to seek additional store sites in other cities in which the Company has stores. If Whole Foods is successful in opening stores in locations in which the Company has or intends to open stores, the Company's sales and operating results at such stores may be materially adversely affected.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of sales:

                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        JUNE 28,    JUNE 29,       JUNE 28,    JUNE 29,
                                                         1997         1996           1997       1996

Sales                                                   100.0%      100.0%         100.0%      100.0%
Cost of goods sold and occupancy costs                   69.6        67.5           69.1        68.1
                                                        -----       -----          -----       -----
Gross margin                                             30.4        32.5           30.9        31.9
Direct store expenses                                    23.0        24.7           23.0        24.4
Selling, general and administrative expenses              3.8         4.2            4.2         4.2
Pre-opening expenses                                                  1.4            0.1         1.1
                                                        -----       -----          -----       -----
Income from operations                                    3.6         2.2            3.6         2.1
Interest income (expense), net                            0.1        (0.8)           0.2        (0.8)
                                                        -----       -----          -----       -----
Income before income taxes                                3.7         1.3            3.8         1.3
Income tax expense                                        1.5         0.6            1.6         0.6
                                                        -----       -----          -----       -----
Net income                                                2.2%        0.7%           2.2%        0.7%
                                                        =====       =====          =====       =====

Store Openings and Acquisitions. In the first quarter of 1997, the Company acquired six stores: two in south Florida, two in Eugene, Oregon, and two in Memphis, Tennessee. The Company also opened a new store in Sacramento, California. Early in the third quarter of 1997, the Company acquired three stores in Phoenix, Arizona. The Company plans to open as many as four additional stores in 1997. The Company anticipates that it also may acquire one or more operating natural foods grocery stores during the remainder of 1997. The Company's results of operations have been and will continue to be affected by, among other things, the number, timing and mix of store openings, acquisitions or closings. New stores build their sales volumes and refine their merchandise selection gradually and, as a result, generally have lower gross margins and higher operating expenses as a percentage of sales than more mature stores. The Company anticipates that the new store opened in the first quarter of 1997 and new stores opened later in 1997 will experience operating losses for the first six to twelve months of operation, in accordance with historic trends. Further, acquired stores, while generally profitable as of acquisition date, generate lower gross margins and store contribution margins than the Company average, due to their substantially lower volume purchase discounts. Over time, typically six months, as the Company sells through the acquired inventories and implements its volume purchase discounts, the Company expects that the gross margin and store contribution margin of the acquired stores will approach the Company average. The Company anticipates that a high concentration of acquired stores, such as in the first quarter of 1997, will have a temporary negative impact on the Company's consolidated gross margin and store contribution margin. The Company will continue to evaluate the profitability of all its stores on an ongoing basis and may, from time to time, make decisions regarding closures, relocations or remodels in accordance with such evaluations.

SALES. Sales for the three months ended June 28, 1997 increased 109.0% to $76.7 million from $36.7 million for the same period in 1996. Sales for the six months ended June 28, 1997 increased 112.4% to $146.4 million from $68.9 million for the same period in 1996. The increase was primarily due to the acquisition of six stores and the opening of one new store in the first quarter of 1997, as well as the inclusion of the 13 stores acquired and seven new stores opened in 1996. Comparable store sales increased 1% for the second quarter of 1997 and 5% for the six months then ended, based on both new and acquired stores that have been operating longer than 12 months. The comparable store sales increase for the second quarter includes a comparison against significant sales increases in the Company's Colorado and Vancouver, British Columbia store bases in the second quarter of 1996 resulting from a strike at conventional supermarkets in those regions. Exclusive of the strike comparison, comparable stores sales increased 5% in the second quarter of 1997 and 7% for the six months then ended.

GROSS PROFIT. Gross profit for the three months ended June 28, 1997 increased 95.4% to $23.3 million from $11.9 million for the same period in 1996. Gross profit for the six months ended June 28, 1997 increased 105.8% to $45.2 million from $22.0 million for the same period in 1996. The increase in gross profit is primarily attributable to the acquisition of six stores and the opening of one new store during the first quarter of 1997, as well as the inclusion of the 13 stores acquired and seven new stores opened in 1996. Gross profit as a percentage of sales for the three months ended June 28, 1997 decreased to 30.4% from 32.5% for the same period in 1996. Gross profit as a percentage of sales for the six months ended June 28, 1997 decreased to 30.9% from 31.9% for the same period in 1996. The decrease is attributable to lower initial gross margins contributed by six stores acquired and one new store opened in the first quarter of 1997, as well as pricing discounts related to the Company's expanded product promotion program begun in the first quarter of 1997. The Company expects this lower gross margin trend to continue for the remainder of 1997.

DIRECT STORE EXPENSES. Direct store expenses for the three months ended June 28, 1997 increased 94.8% to $17.6 million from $9.1 million for the same period in 1996. Direct store expenses for the six months ended June 28, 1997 increased 100.0% to $33.7 million from $16.8 million for the same period in 1996. The increase in direct store expenses is attributable to the increase in the number of stores operated by the Company. Direct store expenses as a percentage of sales for the three months ended June 28, 1997 decreased to 23.0% from 24.7% for the same period in 1996. Direct store expenses as a percentage of sales for the six months ended June 28, 1997 decreased to 23.0% from 24.4% for the same period in 1996. The decrease is due to the matured performance of the new stores opened in 1996, as well as greater leverage of payroll and certain fixed costs over higher sales volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended June 28, 1997 increased 88.2% to $2.9 million from $1.5 million for the same period in 1996. Selling, general and administrative expenses for the six months ended June 28, 1997 increased 112.1% to $6.1 million from $2.9 million for the same period in 1996. The increase is the result of the additional central and regional support staff and infrastructure that the Company has added to support its increased number of stores. For the three months ended June 28, 1997, selling, general and administrative expenses as a percentage of sales decreased to 3.8% from 4.2% for the same period in 1996. The decrease is the result of the reduction of certain marketing expenses as well as greater leverage of overhead expenses over higher sales volumes. For the six months ended June 28, 1997, selling, general and administrative expenses as a percentage of sales remained constant at 4.2% as compared to the same period in 1996.

PRE-OPENING EXPENSES.   There were no pre-opening expenses for the three months
ended June 28, 1997 as compared to $532,000 in the same period in 1996 as there were no new stores opened in the second quarter of 1997 versus two new stores opened in the same quarter of 1996. For the six months ended June 28, 1997, pre-opening costs decreased 76.7% from the same period in 1996 due to the opening of one new store in the first six months of 1997 versus three new stores in the same period in 1996.

NET INTEREST INCOME (EXPENSE). Net interest income for the three months ended June 28, 1997 increased to $77,000 from $309,000 of net interest expense for the same period in 1996. Net interest income for the six months ended June 28, 1997 increased to $232,000 from $584,000 of net interest expense for the same period in 1996. The change is attributable to the investment of the net proceeds from the Company's initial public offering in October 1996 and to the repayment of substantially all of the Company's long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of capital have been cash flow from operations, trade payables, bank indebtedness, and the sale of equity securities. Primary uses of cash have been the financing of new store development, new store openings and acquisitions.

Net cash provided by operating activities was $6.3 million during the six months ended June 28, 1997 and $2.3 million during the comparable period in 1996. Cash provided by operating activities increased during this period primarily as a result of increases in net income before depreciation expense, offset by decreases in trade payables due to accelerated payments on certain accounts to take advantage of payment discounts. The Company has not required significant external financing to support inventory requirements at its existing and new stores because it has been able to rely on vendor financing for most of the inventory costs, and anticipates that vendor financing will continue to be available for new store openings.

Net cash used by investing activities was $16.3 million during the six months ended June 28, 1997 as compared to $5.8 million during the comparable period in 1996. The increase is due to the acquisition of six stores and opening of one new store during the first quarter of 1997, as well as the construction costs incurred for new stores in development which are expected to open later in 1997 and in the first half of 1998.

Net cash provided by financing activities was $762,000 during the six months
ended June 28, 1997 and $4.0 million during the comparable period in 1996.   The
decrease results from the Company funding its growth with the proceeds of its October 1996 initial public offering of common stock, rather than reliance on bank debt.

On April 15, 1997, the Company increased its revolving line of credit to $40.0 million from $20.0 million. The facility has a seven-year term and bears interest, at the Company's option, at the prime rate or LIBOR plus 1.25%. The line of credit agreement includes certain financial and other covenants, as well as restrictions on payments of dividends. As of August 12, 1997, there was approximately $1.0 million outstanding under this facility.

The Company anticipates that it will spend approximately $6.5 million during the third quarter of 1997 for new store development, remodels and maintenance capital expenditures and the acquisition of three stores in Phoenix, Arizona. One new store opening is planned for the third quarter of 1997. The Company's average capital expenditures to open a store, including leasehold improvements, equipment and fixtures, have ranged from approximately $1.0 million to $2.0 million over the past 24 months, excluding inventory costs and initial operating losses. The Company expects to increase the average size of its new stores and increase the number of its new store openings over time, and is using a greater proportion of new and custom equipment in its stores. This may result in an increase in the Company's average capital expenditures per new store as early as the third and fourth quarters of 1997. The cost of initial inventory for a new store has historically been approximately $500,000; however, the Company relies on vendor financing for most of this cost. Pre-opening costs are approximately $250,000 per store and are expensed when the new store opens. The amounts and timing of such pre-opening costs will depend upon the availability of new store sites and other factors, including the location of the store and whether it is in a new or existing market for the Company, the size of the store, and the required build-out at the site. Costs to acquire future stores, if any, are impossible to predict and could vary materially from the cost to open new stores. There can be no assurance that actual capital expenditures will not exceed anticipated levels. As of June 30, 1997, the Company had used all of the proceeds of its initial public offering. If the Company should complete any additional acquisitions in exchange for cash during 1997, such acquisitions could be funded with borrowings under the Company's revolving credit facility.

PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders, held on May 1, 1997, the Company's stockholders elected the following directors for a three-year term:
Peter D. Behrendt, David M. Chamberlain, and Michael C. Gilliland. The directors were elected by the following number of votes:


                                     For     Withheld
                                  ---------  --------

          Peter D. Behrendt       5,442,948    39,328
          David M. Chamberlain    5,445,448    36,828
          Michael C. Gilliland    5,445,398    36,878


The remaining directors whose terms continue after the meeting date are:
Elizabeth C. Cook, David L. Ferguson, M. Laird Koldyke, James B. McElwee, and John A. Shields. The stockholders also ratified the appointment of Price Waterhouse LLP as the Company's independent accountants for fiscal 1997 by a vote of 5,471,422 for, 2,589 against and 8,265 abstained. There were no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

       EXHIBIT
       NUMBER        DESCRIPTION OF DOCUMENT
       -------       -----------------------

       3(i).1.(a)    Amended and Restated Certificate of Incorporation
                     of Registrant.*

       3(i).1.(b)    Certificate of Correction to Amended and Restated
                     Certificate of Incorporation of the Registrant.*

       3(ii).1       Amended and Restated By-Laws of Registrant.*

       4.1           Reference is Made to Exhibits 3(i).1 Through 3(ii).1.*

       4.2           Specimen Stock Certificate.*

       10.1 Credit Agreement between the Registrant and Bank One, Indiana, N.A. as Agent and Wells Fargo Bank (Colorado) National Association dated April 15, 1997.

       11.1 Statement Regarding Computation of Net Income Per Share and Pro Forma Net Income Per Share.

       27.1          Financial Data Schedule.


  *    Previously filed.


  (b) Reports on Form 8-K. There were no reports on Form 8-K for the three-month period ended June 28, 1997.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, County of Boulder, State of Colorado, on the 12th day of August, 1997

                          WILD OATS MARKETS, INC.

                          By  /s/  Mary Beth Lewis
                              --------------------
                                   Mary Beth Lewis
                                   Executive Officer, Treasurer and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)