Form 10-Q
period 1997-09-27
WILD OATS MARKETS INC
filed 1997-11-12
CIK 909990

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1997

                                       OR


(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES
EXCHANGE ACT   OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

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

       Yes  (X)                         No  (   )

As of November 5, 1997, there were 7,093,683 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

                               TABLE OF CONTENTS

                                                                                                 PAGE
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

                Consolidated Balance Sheet
                  September 27, 1997 (Unaudited) and December 28, 1996                            3

                Consolidated Statement of Operations (Unaudited)
                  Three and Nine Months Ended September 27, 1997 and September 28, 1996           4

                Consolidated Statement of Cash Flows (Unaudited)
                  Nine Months Ended September 27, 1997 and September 28, 1996                     5

                Notes to Consolidated Financial Statements (Unaudited)                          6-7

Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                  8-11

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                                      12

SIGNATURES                                                                                       12

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            WILD OATS MARKETS, INC.
                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                               SEPTEMBER 27,   DECEMBER 28,
                                                    1997           1996
                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                         $  6,114       $ 16,404
  Accounts receivable (less allowance
     for doubtful accounts of $224 and
     $299, respectively)                                 610            558
  Inventories                                         19,185         15,464
  Income tax receivable                                  316            800
  Prepaid expenses and other current assets              638            319
  Deferred income taxes                                1,250          2,056
                                                    --------       --------
     Total current assets                             28,113         35,601
                                                    --------       --------
Property and equipment, net                           47,105         35,736
Intangible assets, net                                44,703         35,150
Deposits and other assets                              1,006            416
Deferred income taxes                                    154            154
                                                    --------       --------
                                                    $121,081       $107,057
                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $ 19,065       $ 16,845
  Accrued liabilities                                 12,141          8,664
  Notes payable                                                          50
  Current portion of long-term debt                       35            110
                                                    --------       --------
     Total current liabilities                        31,241         25,669
Long-term debt                                         1,351            971
Deferred income taxes                                  1,893          1,157
Other liabilities                                        979          1,477
                                                    --------       --------
                                                      35,464         29,274
                                                    --------       --------

Stockholders' equity:
  Common stock: $.001 par value; 20,000,000
     shares authorized; 7,071,763 and
     6,875,514 issued and outstanding                      7              7
  Additional paid-in capital                          89,239         86,471
  Accumulated deficit                                 (3,545)        (8,610)
  Foreign currency translation adjustment                (84)           (85)
                                                    --------       --------
     Total stockholders' equity                       85,617         77,783
                                                    --------       --------
                                                    $121,081       $107,057
                                                    ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            WILD OATS MARKETS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                  (UNAUDITED)



                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                  SEPTEMBER 27,   SEPTEMBER 28,   SEPTEMBER 27,  SEPTEMBER 28,
                                                       1997            1996           1997            1996

Sales                                                   $79,955         $60,203        $226,361       $129,132
Cost of goods sold and occupancy costs                   55,259          41,079         156,448         88,035
                                                        -------         -------        --------       --------
     Gross profit                                        24,696          19,124          69,913         41,097
Operating expenses:
  Direct store expenses                                  18,582          15,416          52,252         32,252
  Selling, general and administrative expenses            2,850           2,743           8,939          5,614
  Pre-opening expenses                                      146             458             329          1,244
  Non-recurring expenses                                                  7,297                          7,297
                                                        -------         -------        --------       --------
     Income from operations                               3,118          (6,790)          8,393         (5,310)
  Interest income (expense), net                            (16)           (304)            215           (888)
                                                        -------         -------        --------       --------
     Income (loss) before income taxes                    3,102          (7,094)          8,608         (6,198)
     Income tax expense (benefit)                         1,270          (1,689)          3,543         (1,295)
                                                        -------         -------        --------       --------

Net income (loss)                                       $ 1,832         $(5,405)       $  5,065       $ (4,903)
                                                        =======                        ========

Accretion of redeemable preferred stock                                   1,340                          2,394
                                                                        -------                       --------

Net loss allocable to common stock                                      $(6,745)                      $ (7,297)
                                                                        =======                       ========

Net income per common share                               $0.25                           $0.71
                                                        =======                        ========

Pro forma net loss per common share                                      $(1.05)                        $(1.14)
                                                                        =======                       ========
Weighted average number
  of common shares outstanding                            7,325                           7,159
                                                        =======                        ========
Pro forma weighted average number
  of common shares outstanding                                            5,149                          4,308
                                                                        =======                       ========


   The accompanying notes are an integral part of the consolidated financial statements.

                            WILD OATS MARKETS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                 NINE MONTHS ENDED
                                                           SEPTEMBER 27,   SEPTEMBER 28,
                                                                1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                            $  5,065        $ (4,903)
Adjustments to reconcile net
  income (loss) to net cash provided
  by operating activities:
  Write-off of assets in non-recurring expenses                                 5,746
  Depreciation and amortization                                 6,500           3,799
  Loss (gain) on disposal of property and equipment              (560)             84
  Deferred tax provision (benefit)                              1,544             (29)
  Deferred severance payment                                      476
  Change in assets and liabilities:
   Inventories                                                   (464)         (1,831)
   Receivables and other assets                                  (462)         (2,508)
   Accounts payable                                             1,629           3,786
   Accrued liabilities                                            847           2,361
                                                             --------        --------
     Net cash provided by operating activities                 14,575           6,505
                                                             --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                          (12,809)         (9,126)
Payment for purchase of acquired
  entities, net of cash acquired                              (14,003)        (13,139)
Proceeds from sales of property and equipment                     566
                                                             --------        --------
  Net cash used by investing activities                       (26,246)        (22,265)
                                                             --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                                    3,445
Payments on long-term debt                                     (1,099)         (2,044)
Proceeds from issuance of preferred stock,
  net of stock issuance costs                                                  16,495
Proceeds from issuance of common stock                          2,479              88
Purchase of treasury stock                                                        (29)
                                                             --------        --------
  Net cash provided by financing activities                     1,380          17,955
                                                             --------        --------

Effect of exchange rate changes on cash                             1
                                                             --------        --------
Net increase (decrease) in cash and cash equivalents          (10,290)          2,195
Cash and cash equivalents at beginning of period               16,404           1,150
                                                             --------        --------
Cash and cash equivalents at end of period                   $  6,114        $  3,345
                                                             ========        ========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $    106        $    894
                                                             ========        ========
  Cash paid for income taxes                                 $    225        $      -
                                                             ========        ========

Supplemental schedule of non-cash investing and
   financing activities:
  Acquisition of property with
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

                            WILD OATS MARKETS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ACCOUNTING POLICIES

     The consolidated balance sheet as of September 27, 1997, the consolidated statement of operations for the three and nine months ended September 27, 1997 and September 28, 1996, as well as the consolidated statement of cash flows for the nine months ended September 27, 1997 and September 28, 1996 have been prepared without an audit. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation thereof, have been made.

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

2.  BUSINESS COMBINATIONS

     In February and March 1997, in three separate transactions, the Company acquired the assets and assumed certain liabilities of six operating natural foods supermarkets: two in south Florida, two in Eugene, Oregon and two in Memphis, Tennessee. The purchase price for these acquisitions aggregated $9.9 million and consisted of $8.9 million in cash and 61,195 shares of the Company's common stock valued at approximately $979,000. The acquisitions were accounted for using the purchase method, and the excess of cost over the fair value of the net assets acquired of $7.8 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

     On June 30, 1997, the Company acquired the assets of three operating natural foods supermarkets in Phoenix and Scottsdale, Arizona. The purchase price for this acquisition aggregated approximately $5.1 million in cash. The acquisition was accounted for using the purchase method, and the excess of cost over the fair value of the net assets acquired of $2.5 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years.


3.   Pro Forma Net Income Per Share

     Pro forma net income per common share is computed based on the weighted average number of common shares outstanding during the three and nine months ended September 28, 1996 and gives effect to the reverse merger with Alfalfa's, Inc. as of January 1, 1996 and to certain adjustments described below. Common equivalent shares are not included in the per-share calculation where the effect of their inclusion would be antidilutive (i.e., in a loss period), except that, in conformity with SEC requirements, common shares and common share equivalents issued during the 12-month period prior to the filing of the Company's initial public offering in October 1996 have been included in the calculation as if they were outstanding for all periods using the treasury stock method. Additionally, all outstanding shares of convertible preferred stock are assumed to have been converted to common stock at the time of their issuance. The Company's historical capital structure is not indicative of its structure following the closing of its October 1996 initial public offering, due to the automatic conversion of convertible preferred stock into common stock. Accordingly, net income per common share has been presented on a pro forma basis only for the three and nine months ended September 28, 1996.

4.   NET INCOME PER SHARE

     Net income per share of common stock is computed using the weighted average number of shares of common stock and common stock equivalents, consisting of stock options and warrants, outstanding during each period. The dilutive effect of such common stock equivalents is computed using the treasury stock method.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"), which is required to be adopted by the Company at the end of 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. If the provisions of FAS 128 were adopted for the three and nine months ended September 27, 1997, then the Company's pro forma basic earnings per share would have been $0.26 and $0.73, respectively.

5.   NON-RECURRING ITEMS DURING THE NINE MONTHS ENDED SEPTEMBER 27, 1997

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

6.   YEAR 2000

     As the year 2000 approaches, the Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company is addressing this issue to ensure the availability and integrity of its financial systems and the reliability of its operational systems. The Company has processes for evaluating and managing the risks and costs associated with this problem. The Company will continue to make certain investments in its software systems and applications to ensure that they are Year 2000 compliant. The financial impact to the Company is not anticipated to be material in any single year.

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

UNCERTAIN ABILITY TO EXECUTE GROWTH STRATEGY (AMENDED)

The Company's business has grown considerably in size and geographic scope, increasing from nine stores located primarily in Colorado in 1992, to its current size of 51 stores in 12 states and Canada. The Company acquired three stores and opened one store during the quarter ended September 27, 1997. The Company also acquired six stores and opened one store during the first half of 1997. During 1996, the Company opened seven stores, including one store originally scheduled to open in 1997, and acquired 13 stores. The Company anticipates opening one additional new store and relocating one store during the remainder of 1997. The Company also anticipates that it may acquire one or more operating natural foods grocery stores during the remainder of 1997. The Company's ability to implement its growth strategy depends to a significant degree upon its ability to open or acquire stores in existing and new markets and to integrate and operate those stores profitably. While the Company plans to expand primarily through the opening of new stores, it will continue to pursue acquisitions of natural foods retailers where attractive opportunities exist. The Company's growth strategy is dependent upon a number of factors, including its ability to: (i) access adequate capital resources; (ii) expand into regions where it has no operating experience; (iii) identify markets that meet its site selection criteria; (iv) locate suitable store sites and negotiate acceptable lease terms; (v) locate acquisition targets and negotiate acceptable acquisition terms; (vi) hire, train and integrate management and store employees; (vii) recruit, train and retain regional pre-opening and support teams; and (viii) expand its distribution and other operating systems. In addition, the Company pursues a strategy of clustering stores in each of its markets to increase overall sales, achieve operating efficiencies and further penetrate markets. In the past, when the Company has opened a store in a market where it had an existing presence, the Company has experienced a decline in the sales and operating results at certain of its existing stores in these markets. The Company intends to continue to pursue its store clustering strategy and expects the sales and operating result trends for other stores in an expanded market to continue to experience temporary declines related to the clustering of stores. Further, acquisitions involve a number of additional risks, such as short-term negative effects on the Company's reported operating results, diversion of management's attention, unanticipated problems or legal liabilities, and the integration of potentially dissimilar operations, some or all of which could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will achieve its planned expansion in existing markets, enter new markets, or operate or integrate its existing, newly-opened or newly-acquired stores profitably. If the Company fails to do so, the Company's business, results of operations and financial condition will be materially and adversely affected. In addition, the Company's ability to execute its growth strategy is partially dependent upon the demographic trends and market conditions in the natural foods industry and any change in those trends and conditions could adversely affect the Company's future growth rate.

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

FLUCTUATIONS IN OPERATING RESULTS (AMENDED)

The Company's results of operations may fluctuate significantly from period-to-period as the result of a variety of factors, including: (i) the number, timing, mix and cost of store openings, acquisitions or closings; (ii) the ratio of stores opened to stores acquired; (iii) the opening of stores by the Company or its competitors in markets where the Company has existing stores; (iv) comparable store sales results; and (v) the ratio of urban format to supermarket format stores. The Company incurs significant pre-opening expenses, and new stores typically experience an initial period of operating losses. As a result, the opening of a significant number of stores in a single period will have an adverse effect on the Company's results of operations. A variety of factors affect the Company's comparable store sales results, including, among others, the relative proportion of new stores to mature stores, the opening of stores by the Company or its competitors in markets where the Company has existing stores, the timing of promotional events, the Company's ability to execute its operating strategy effectively, changes in consumer preferences for natural foods and general economic conditions. Past increases in comparable store sales may not be indicative of future operating performance. Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future financial performance.

OWNERSHIP AND SALE OF REAL PROPERTY

In the fourth quarter of 1996 and in 1997, the Company purchased, or entered into contracts to purchase, four parcels of real property for the construction of new stores or the relocation of existing stores. The Company intends to construct three new stores on real property purchased by the Company or subject to a ground lease acquired by the Company. There can be no assurance that the Company will be successful in constructing the planned stores within the Company's projected budgets or on the schedules currently anticipated. Failure to complete these projects on time or within budget could have a material adverse impact on the Company's business, results of operations and financial condition. The Company anticipates that, after construction of the stores on the acquired properties is completed, it will sell the land and buildings in one or more sale-leaseback transactions under which the Company will lease the stores from the purchaser of the property. There can be no assurance that the Company will be successful in locating and negotiating acceptable transactions with one or more parties for the sale-leaseback of the properties currently owned by the Company, which may result in unplanned long-term uses of the Company's cash that would otherwise be available to fund operations.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of sales:

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                    SEPTEMBER 27,   SEPTEMBER 28,   SEPTEMBER 27,   SEPTEMBER 28,
                                                         1997            1996            1997            1996

Sales                                                   100.0%          100.0%          100.0%          100.0%
Cost of goods sold and occupancy costs                   69.1            68.2            69.1            68.2
                                                        -----           -----           -----           -----
Gross margin                                             30.9            31.8            30.9            31.8
Direct store expenses                                    23.2            25.6            23.1            25.0
Selling, general and administrative expenses              3.6             4.6             4.0             4.3
Pre-opening expenses                                      0.2             0.8             0.1             1.0
Non-recurring expenses                                                   12.1                             5.7
                                                        -----           -----           -----           -----
Income (loss) from operations                             3.9           (11.3)            3.7            (4.2)
Interest income (expense), net                              -            (0.5)            0.1            (0.7)
                                                        -----           -----           -----           -----
Income (loss) before income taxes                         3.9           (11.8)            3.8            (4.9)
Income tax expense (benefit)                              1.6            (2.8)            1.6            (1.0)
                                                        -----           -----           -----           -----
Net income (loss)                                         2.3%          (9.0)%            2.2%          (3.9)%
                                                        =====           =====           =====           =====

Store Openings and Acquisitions. In the third quarter of 1997, the Company acquired three stores in Phoenix and Scottsdale, Arizona and opened one new store in Laguna Beach, California. During the first half of 1997, the Company acquired six stores: two in south Florida, two in Eugene, Oregon, and two in Memphis, Tennessee, and the Company also opened a new store in Sacramento, California. The Company opened one new store in Buffalo Grove, Illinois in November 1997 and plans to open one additional store and relocate one store in Scottsdale, Arizona during the remainder of 1997. The Company anticipates that it also may acquire one or more operating natural foods grocery stores during the remainder of 1997. The Company's results of operations have been and will continue to be affected by, among other things, the number, timing and mix of store openings, acquisitions or closings. New stores build their sales volumes and refine their merchandise selection gradually and, as a result, generally have lower gross margins and higher operating expenses as a percentage of sales than more mature stores. The Company anticipates that the new stores opened in 1997 will experience operating losses for the first six to 12 months of operation, in accordance with historic trends. Further, acquired stores, while generally profitable as of acquisition date, generate lower gross margins and store contribution margins than the Company average, due to their substantially lower volume purchase discounts. Over time, typically six months, as the Company sells through the acquired inventories and implements its volume purchase discounts, the Company expects that the gross margin and store contribution margin of the acquired stores will approach the Company average. The Company anticipates that a high concentration of acquired stores, such as in the first nine months of 1997, will have a temporary negative impact on the Company's consolidated gross margin and store contribution margin. The Company will continue to evaluate the profitability of all of its stores on an ongoing basis and may, from time to time, make decisions regarding closures, relocations or remodels in accordance with such evaluations. As part of this strategy, in the fourth quarter of 1997, the Company closed one store and plans to relocate one store.

SALES. Sales for the three months ended September 27, 1997 increased 32.8% to $80.0 million from $60.2 million for the same period in 1996. Sales for the nine months ended September 27, 1997 increased 75.3% to $226.4 million from $129.1 million for the same period in 1996. The increase was primarily due to the acquisition of three stores and the opening of one new store in the third quarter of 1997 and to the acquisition of six stores and the opening of one new store in the first six months of 1997, as well as the inclusion of the 13 stores acquired and seven new stores opened in 1996. Comparable store sales increased 6% for the third quarter of 1997 and 5% for the nine months then ended, based on both new and acquired stores that have been operating longer than 12 months.
The comparable store sales increase for the nine months includes a comparison against significant sales increases in the Company's Colorado and Vancouver, British Columbia store bases in the second quarter of 1996 resulting from a strike at conventional supermarkets in those regions. Exclusive of the strike comparison, comparable stores sales increased 6% for the nine months.

GROSS PROFIT. Gross profit for the three months ended September 27, 1997 increased 29.1% to $24.7 million from $19.1 million for the same period in 1996. Gross profit for the nine months ended September 27, 1997 increased 70.1% to $69.9 million from $41.1 million for the same period in 1996. The increase in gross profit is primarily attributable to the acquisition of three stores and the opening of one new store during the third quarter and to the acquisition of six stores and the opening of one new store during the first six months of 1997, as well as the inclusion of the 13 stores acquired and seven new stores opened in 1996. Gross profit as a percentage of sales for the three months ended September 27, 1997 decreased to 30.9% from 31.8% for the same period in 1996. Gross profit as a percentage of sales for the nine months ended September 27, 1997 decreased to 30.9% from 31.8% for the same period in 1996. The decrease is attributable to lower initial gross margins contributed by the three stores acquired and the one new store opened in the third quarter of 1997 and to the six stores acquired and one new store opened in the first six months of 1997, as well as pricing discounts related to the Company's expanded product promotion program begun in the first quarter of 1997. The Company expects this lower gross margin trend to continue for the remainder of 1997.

DIRECT STORE EXPENSES. Direct store expenses for the three months ended September 27, 1997 increased 20.5% to $18.6 million from $15.4 million for the same period in 1996. Direct store expenses for the nine months ended September 27, 1997 increased 62.0% to $52.3 million from $32.3 million for the same period in 1996. The increase in direct store expenses is attributable to the increase in the number of stores operated by the Company. Direct store expenses as a percentage of sales for the three months ended September 27, 1997 decreased to 23.2% from 25.6% for the same period in 1996. Direct store expenses as a percentage of sales for the nine months ended September 27, 1997 decreased to 23.1% from 25.0% for the same period in 1996. The decrease is due to the matured performance of the new stores opened in 1996, as well as greater leverage of payroll and certain fixed costs over higher sales volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended September 27, 1997 increased 3.9% to $2.9 million from $2.7 million for the same period in 1996. Selling, general and administrative expenses for the nine months ended September 27, 1997 increased 59.2% to $8.9 million from $5.6 million for the same period in 1996. The increase is the result of the additional central and regional support staff and infrastructure that the Company has added to support its increased number of stores. Selling, general and administrative expenses as a percentage of sales for the three months ended September 27, 1997 decreased to 3.6% from 4.6% for the same period in 1996. Selling, general and administrative expenses as a percentage of sales for the nine months ended September 27, 1997 decreased to 4.0% from 4.3% as compared to the same period in 1996. The decrease is the result of the reduction of certain marketing expenses as well as greater leverage of overhead expenses over higher sales volumes.

PRE-OPENING EXPENSES.   Pre-opening expenses for the three months ended
September 27, 1997 decreased 68.1% to $146,000 from $458,000 in the same period in 1996. The decrease is attributed to the opening of one new store in the third quarter of 1997 as compared to the opening of two new stores in the same period of 1996. Pre-opening expenses for the nine months ended September 27, 1997 decreased 73.6% to $329,000 from $1.2 million for the same period in 1996. The decrease is attributed to the opening of two new stores in the first nine months of 1997 as compared to the opening of five new stores in the same period in 1996.

NET INTEREST INCOME (EXPENSE). Net interest expense for the three months ended September 27, 1997 decreased to $16,000 from $304,000 for the same period in 1996. Net interest income for the nine months ended September 27, 1997 increased to $215,000 from $888,000 of net interest expense for the same period in 1996. The change is attributable to the investment of the net proceeds from the Company's initial public offering in October 1996 and to the repayment of substantially all of the Company's long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of capital have been cash flow from operations, trade payables, bank indebtedness, and the sale of equity securities. Primary uses of cash have been the financing of new store development, new store openings, acquisitions and purchases of real property.

Net cash provided by operating activities was $14.6 million during the nine months ended September 27, 1997 and $6.5 million during the comparable period in 1996. Cash provided by operating activities increased during this period primarily as a result of increases in net income before depreciation expense, offset by decreases in trade payables due to accelerated payments on certain accounts to take advantage of payment discounts. The Company has not required significant external financing to support inventory requirements at its existing and new stores because it has been able to rely on vendor financing for most of the inventory costs, and anticipates that vendor financing will continue to be available for new store openings.

Net cash used by investing activities was $26.2 million during the nine months ended September 27, 1997 as compared to $22.3 million during the comparable period in 1996. The increase is due to the acquisition of nine stores, the opening of two new stores, and the purchase of three parcels of real property during the first nine months of 1997, as well as the construction costs incurred for new stores in development which are expected to open in the remainder of 1997 or during 1998.

Net cash provided by financing activities was $1.4 million during the nine months ended September 27, 1997 and $18.0 million during the comparable period
in 1996.   The decrease results from the Company funding its growth with the proceeds of its October 1996 initial public offering of common stock and the proceeds of stock option exercises, rather than bank debt.

On April 15, 1997, the Company increased its revolving line of credit to $40.0 million from $20.0 million. The facility has a seven-year term and bears interest, at the Company's option, at the prime rate or LIBOR plus 1.25%. The line of credit agreement includes certain financial and other covenants, as well as restrictions on payments of dividends. As of November 10, 1997, there was approximately $900,000 outstanding under this facility.

The Company anticipates that it will spend approximately $4.5 million during the fourth quarter of 1997 for new store development, remodels and maintenance capital expenditures, exclusive of any pending acquisitions. Two new store openings and one store relocation are planned for the fourth quarter of 1997. The Company further anticipates that it will spend approximately $20 to $25 million, exclusive of acquisitions, during 1998 for new store development, remodels and maintenance capital expenditures. The Company's average capital expenditures to open a store, including leasehold improvements, equipment and fixtures, have ranged from approximately $1.0 million to $2.0 million over the past 24 months, excluding inventory costs and initial operating losses. The Company expects to increase the average size of its new stores and increase the number of its new store openings over time, and is using a greater proportion of new and custom equipment in its stores. The Company expects that this will result in an increase in the Company's average capital expenditures per new store as early as the fourth quarter of 1997. The Company has also purchased two parcels of real property and one ground lease on which it intends or has already commenced to construct new stores. The Company anticipates that it will spend approximately $15 million over the next 15 months to construct new stores on these parcels of real property. The Company intends to sell certain of the constructed stores in one or more sale-leaseback transactions in order to recover the cash expended for the purchase of the underlying real property and the building construction costs. There can be no assurance that the Company will be successful in negotiating and consummating such transactions. The cost of initial inventory for a new store has historically been approximately

$500,000; however, the Company relies on vendor financing for most of this cost. Pre-opening costs are approximately $250,000 per store and are expensed when the new store opens. The amounts and timing of such pre-opening costs will depend upon the availability of new store sites and other factors, including the location of the store and whether it is in a new or existing market for the Company, the size of the store, and the required build-out at the site. Costs to acquire future stores, if any, are impossible to predict and could vary materially from the cost to open new stores. There can be no assurance that actual capital expenditures will not exceed anticipated levels. As of June 30, 1997, the Company had used all of the proceeds of its initial public offering. If the Company should complete any additional acquisitions in exchange for cash during 1997, such acquisitions could be funded with borrowings under the Company's revolving credit facility.

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

           3(i).1.(a)     Amended and Restated Certificate of Incorporation
                          of Registrant.*

           3(i).1.(b)     Certificate of Correction to Amended and Restated
                          Certificate of Incorporation of the Registrant.*

           3(ii).1        Amended and Restated By-Laws of Registrant.*

           4.1            Reference is Made to Exhibits 3(i).1 Through 3(ii).1.*

           4.2            Specimen Stock Certificate.*

           11.1 Statement Regarding Computation of Net Income Per Share and Pro Forma Net Loss Per Share.

           27.1           Financial Data Schedule.


  * Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996 (File Number 0-21577).


  (b) Reports on Form 8-K. There were no reports on Form 8-K for the three-month period ended September 27, 1997.




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, County of Boulder, State of Colorado, on the 11th day of November, 1997.

                                WILD OATS MARKETS, INC.

                                By  /s/  Mary Beth Lewis
                                    --------------------
                                         Mary Beth Lewis
                                         Executive Officer, Vice President of
                                         Finance, Treasurer and Chief Financial
                                         Officer
                                         (Principal Financial and Accounting
                                         Officer)

EXHIBIT 11.1

                            WILD OATS MARKETS, INC.
 STATEMENT REGARDING COMPUTATION OF NET INCOME PER SHARE AND PRO FORMA NET LOSS
                                   PER SHARE
                                  (UNAUDITED)



                                                  THREE MONTHS ENDED  THREE MONTHS ENDED   NINE MONTHS ENDED  NINE MONTHS ENDED
                                                    SEPTEMBER 27,        SEPTEMBER 28,       SEPTEMBER 27,      SEPTEMBER 28,
                                                         1997                1996                1997                1996


Weighted average number of common
      shares outstanding                              7,036,240           2,996,866           6,954,006          2,545,205

Weighted average number of shares of
     preferred stock assumed converted to
     common stock at the time of issuance                                 2,152,310                              1,410,759

Common and common equivalent shares
     issued, calculated using the
     treasury stock method                              288,619                                 204,553            351,793
                                                     ----------           ---------          ----------      -------------

Weighted average number of
     common shares outstanding                        7,324,859                               7,158,559

Pro forma weighted average number of
     common shares outstanding                                            5,149,176                              4,307,757

Net income (loss)                                    $1,832,000         $(5,405,000)         $5,065,000        $(4,903,000)
                                                     ==========         ===========       =============      =============

Net income per share                                 $     0.25                              $    0.71
                                                     ==========                           =============

Pro forma net loss per share                                            $     (1.05)                           $    (1.14)
                                                                        ===========                          =============