Form 10-K405
period 1997-12-27
WILD OATS MARKETS INC
filed 1998-03-27
CIK 909990

UNITED STATESFreyaFinancial Printing Group

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 27, 1997

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

                              Title of Each Class
                              -------------------

                         Common Stock,  $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  (X )  No  ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of March 9, 1998, the aggregate market value of the voting stock held by non-affiliates (as defined by the regulations of the Securities and Exchange Commission) of the Registrant was $285,242,307, based upon the closing sale price of such stock on such date as reported on the Nasdaq National Market. As of March 9, 1998, the total number of shares outstanding of the Registrant's common stock, $.001 par value, was 12,807,889 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 27, 1997 have been incorporated by reference into Parts II and IV of this report on Form 10-K. Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 4, 1998, have been incorporated by reference into Part III of this report.

                               TABLE OF CONTENTS

                                                                    PAGE

PART I.

Item 1.   Business.                                                   1

Item 2.   Properties.                                                 9

Item 3.   Legal Proceedings.                                         11

Item 4.   Submission of Matters to a Vote of Security Holders.       11

PART II.

Item 5.   Market for Registrant's Common Equity and Related
           Stockholder Matters.                                      11

Item 6.   Selected Financial Data.                                   11

Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                      11

Item 8.   Financial Statements and Supplementary Data.               11

Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.                      12

PART III.

Item 10.  Directors and Executive Officers of the Registrant.        12

Item 11.  Executive Compensation.                                    12

Item 12.  Security Ownership of Certain Beneficial Owners
           and Management.                                           12

Item 13.  Certain Relationships and Related Transactions.            12

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports
           on Form 8-K.                                              12

PART I.

ITEM 1.                      BUSINESS


Introduction

  Wild Oats Markets, Inc. (the "Company" or "Wild Oats") is the second largest natural foods supermarket chain in North America. As of March 9, 1998, the Company operated 54 stores under the names "Wild Oats Community Market," "Alfalfa's Market," "Sunshine Grocery" and "Oasis Fine Foods" in 12 states:
Arizona, California, Colorado, Florida, Illinois, Kansas, Missouri, Nevada, New Mexico, Oregon, Tennessee and Utah and under the name "Capers Whole Foods Markets" in British Columbia, Canada. The Company is dedicated to providing a broad selection of high quality natural and gourmet foods and related products at competitive prices in an inviting and educational store environment emphasizing customer service. The Company's stores range in size from 5,000 to 35,000 square feet and feature natural alternatives in virtually every product category found in conventional supermarkets, providing consumers with a one-stop, full-service shopping alternative to both conventional supermarkets and traditional health food stores.

  Since acquiring its first natural foods store in 1987, Wild Oats has pursued an aggressive growth strategy. The Company has grown from eleven natural foods stores at the end of 1993 to 52 stores in twelve states and Canada at the end of 1997, representing a compound annual growth rate of 45%. The Company's sales increased from $47.3 million in 1993 to $311.1 million in 1997, representing a compound annual growth rate of 60%.

  The Company's growth has been driven by the acquisition of independent and small chain natural foods store operators, the opening of new stores and positive comparable store sales growth. In 1997, Wild Oats acquired 9 stores, opened four new stores and relocated one store. As a result of the Company's aggressive growth, the Company has increased its penetration of existing markets, entered new geographic markets and created a stronger platform for future growth. During 1997, the Company successfully entered a number of new regions, including Arizona, Illinois, Oregon and Tennessee. The Company believes its growth has resulted in operating efficiencies created by: (i) warehousing, distribution and administrative economies of scale; (ii) improved merchandise buying terms as a result of the Company's larger size; and (iii) coordinated merchandising and marketing strategies.

NATURAL FOODS INDUSTRY

  Natural foods are defined as foods which are minimally processed, free of artificial ingredients, preservatives and other non-naturally occurring chemicals and, in general, are as near to their whole, natural state as possible. Most natural products fall into the food category, but the natural foods industry also encompasses a number of other categories such as naturally-based cosmetics, toiletries and personal care items, vitamins and herbal supplements, natural and homeopathic medicines and naturally-based cleaning agents. While sales growth in the traditional supermarket industry remained relatively flat, from 1992 to 1996, the natural foods industry grew at a 21% compound annual growth rate. According to The Natural Foods Merchandiser, a leading industry publication, growth in the natural foods industry has accelerated from a 15% increase in sales in 1992 to a 25% increase in 1996, when the market reached $11.5 billion. The Company believes that this growth reflects a broadening of the natural foods consumer base which is being propelled by several factors, including healthier eating patterns, increasing concern regarding food purity and safety, and greater environmental awareness. While natural products generally have higher costs of production and correspondingly higher retail prices, the Company believes that a growing segment of the population now attributes added value to high quality natural products and is willing to pay a premium for such products. Indeed, while early growth in the industry was attributed to more educated, wealthier consumers, there is increasing evidence that the mainstream consumer is driving much of the recent growth. Further, according to industry data, the natural foods industry comprises less than 3% of the total supermarket industry, allowing for significant potential to continue to expand the customer base.

  Traditional natural foods stores, offering only vitamins, dietary supplements, herbs and a limited selection of natural foods product lines, first emerged over 50 years ago. Over the years, as consumer demand for natural foods has increased, the number of natural foods stores has grown and the product mix has expanded. More distributors and vendors have entered the natural foods industry and many more natural products have become available. In response to increasing supply and demand, larger format natural foods stores have emerged, offering virtually every product category found in a conventional supermarket, including grocery, produce, meat, poultry, seafood, dairy, frozen, deli, bakery, health and body care and household items. Today natural foods stores offer a one-stop, full-service grocery shopping alternative to conventional supermarkets and appeal to a broader, more mainstream customer base than the traditional natural foods store.

  The Company believes that the appeal of natural foods supermarkets is based on the quality of the total shopping experience. Many natural foods stores develop a personal relationship with their customers because there is typically more interaction between the customer and the store staff than in a conventional supermarket. The Company believes that conventional supermarkets historically have had only limited success in competing in the natural foods segment because they are largely dependent on national brands. As a result, while conventional supermarkets may carry a limited selection of natural foods products, it is difficult for them to duplicate the inventory of natural foods stores which carry a more comprehensive selection of natural products sourced from a large number of independent vendors.

  The natural foods industry is highly fragmented. According to The Natural Foods Merchandiser, there were approximately 6,700 independent natural/health foods stores in 1996, and management believes that only 12% of these stores were full-service, natural foods stores (defined as stores having a minimum of 8,000 square feet and generating at least 40% of their sales from food.) The Company believes that the two largest natural foods retailers (Wild Oats and Whole Foods Markets, Inc.) represented approximately 10% of the total natural foods dollars spent by consumers in 1996. There has been considerable consolidation in the industry as natural foods supermarket chains have acquired smaller independent competitors. The Company believes natural foods supermarkets, with their extensive product offerings and broad customer appeal, will continue to lead the overall growth and consolidation in the natural foods industry.

OPERATING STRATEGY

  The Company's objective is to become the grocery store of choice both for natural foods shoppers and quality-conscious consumers in each of its markets by emphasizing the following key elements of its operating strategy:

  Destination Format. The Company's stores are one-stop, full-service supermarkets for customers seeking high quality natural and gourmet foods and related products. In most of its stores, the Company offers between 10,000 and 25,000 store-keeping units ("SKUs") of natural products in virtually every product category found in a conventional supermarket. The Company's stores carry a much broader selection of natural and gourmet foods and related products than those offered by typical independent natural foods stores or conventional supermarkets.

  High Quality, Unique Products. The Company seeks to offer the highest quality products throughout its merchandise categories and emphasizes unique products and brands not typically found in conventional supermarkets. The Company's strict quality standards require products to be minimally processed, free of preservatives, artificial colors and chemical additives, and not tested on animals. Each store tailors its product mix to meet the preference of the local market, in particular sourcing produce from local organic growers whenever possible. The Company also operates regional commissary kitchens and bakeries that provide its stores with fresh bakery items and a unique assortment of prepared foods for the quality and health-conscious consumer.

  Educational and Entertaining Store Environment. At Wild Oats, shopping is "theater." The Company strives to create a fun, friendly and educational environment that makes grocery shopping enjoyable and encourages shoppers to spend more time in the store and to purchase new products. In order to enhance customers' understanding of natural foods and how to prepare them, the Company trains its store staff to educate customers as to the benefits and quality of its products and prominently features educational brochures and newsletters as well as an in-store consumer information department. In addition, many stores offer cafe seating areas, espresso and fresh juice bars, and in-store massage therapists, all of which emphasize the comfortable, relaxed nature of the shopping experience. The Company believes its knowledgeable store staff and high ratio of store staff to customers results in significantly higher levels of customer service than in a conventional supermarket.

  Extensive Community Involvement. The Company seeks to engender customer loyalty by demonstrating its high degree of commitment to the local community. In addition to the Company's national charitable contributions, each store makes significant monetary and in-kind contributions to local not-for-profit organizations through programs such as "5% Days," where each store donates 5% of its gross sales one day each month to a local not-for-profit group, and a "Charity Work Benefit" where the Company pays employees for time spent working for local charities.

  Flexible Store Format. The Company's flexible store format enables it to customize its stores to specific site characteristics and to meet the unique needs of a variety of markets. The Company's supermarket format stores are adapted in size and product selection to suburban markets and its urban format stores are designed to appeal in size and product selection to more densely populated urban markets. The Company believes that this flexible store format strategy allows it to operate successfully in diverse markets, enabling it to reach a broader customer base and increase market penetration.

  Competitive Pricing. The Company seeks to offer products at prices which are at or below those of other natural foods stores. The Company has implemented a competitive price program designed to ensure that high quality, all natural items in each product category are offered at prices that are competitive with those offered on similar items in conventional supermarkets. The Company has also introduced its "Wild Shopper Card" program under which the customer receives additional discounts on selected items when his/her card is presented at the register. The Company believes these pricing programs broaden its consumer appeal and encourage its customers to fill more of their shopping needs at the Company's stores.

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

GROWTH STRATEGY

  The Company has grown from eleven natural foods stores at the end of 1993 to 54 stores in 12 states and Canada as of March 9, 1998. The Company's growth strategy is to increase sales and income through: (i) new store expansion; (ii) acquisitions of existing compatible stores; and (iii) increased sales at existing stores.

  In fiscal 1998, the Company has acquired one store and opened two new stores as of March 9, 1998, and plans to open or acquire up to nine more stores in 1998. The Company intends to continue its expansion strategy by increasing penetration in existing markets and expanding into new regions which it believes are currently underserved by natural foods retailers. While the Company believes that most of its new store expansion will result from new store openings, it continues to evaluate acquisition opportunities in both existing and new markets.

  The Company currently has leases signed or property acquired or identified and under contract for eight new stores projected to be opened in fiscal 1998, and three new sites and two relocations projected to be opened in fiscal 1999, as follows:

                                     Projected                                                         Projected
Site Name                           Opening Date              Site Name                               Opening Date
---------                    --------------------------       ---------                        --------------------------
1.  Princeton, NJ                      1998                  8.   Las Vegas, NV                         1998
2.  Santa Monica, CA                   1998                  9.   Kansas City, MO                       1999
3.  Columbus, OH                       1998                  10.  Miami, FL                             1999
4.  Denver, CO                         1998                  11.  Eugene, OR                            1999
5.  Miami Beach, FL                    1998                  12.  Santa Fe, NM*                         1999
6.  Hinsdale, IL                       1998                  13.  Ft. Collins, CO*                      1999
7.  Dallas, TX                         1998

*Relocation

         New Store Expansion. In fiscal 1997, the Company opened four new stores in Sacramento and Laguna Beach, California; Buffalo Grove, Illinois; and Lakewood, Colorado and relocated a store in Scottsdale, Arizona. The Company closed its San Francisco, California, store in October 1997, and sold its Vail, Colorado, store operations in December 1997. Through March 9, 1998, the Company in 1998 had opened two new stores in Pinecrest, Florida, and Westminster, Colorado.

         Acquisitions of Existing Compatible Stores. During fiscal 1997, the Company acquired nine natural foods stores: two in Eugene, Oregon; two in South Florida; two in Memphis, Tennessee; and three in Phoenix and Scottsdale, Arizona. In January 1998, the Company acquired one natural foods store in Nashville, Tennessee.

  Increased Sales at Existing Stores. The Company believes that historical growth in sales at the Company's existing stores reflects continued strong growth in the natural foods industry as well as improved execution of the Company's operating strategy. The Company continually seeks to increase sales at its existing stores and has undertaken several initiatives designed to increase comparable store sales. The Company is seeking to attract new customers, generate repeat business and gradually increase the size of the average transaction by introducing, expanding and improving key merchandise categories such as perishables (produce, deli and prepared foods) and private label products, as well as implementing expanded marketing programs and expanding customer service.

SITE SELECTION AND STORE FORMAT

  Prior to opening or acquiring a store, the Company analyzes the local market, including: (i) certain demographic data, such as educational levels, average income, population density and age distribution; (ii) certain lifestyle data, such as the levels of cultural awareness, physical exercise, health consciousness and environmental awareness in the community; and (iii) the existing competition. In addition to performing internal market analysis, the Company frequently engages an outside consultant to conduct additional market studies and validate internal sales forecasts. The Company's flexible strategy allows it to open stores in a variety of locations and adapt its store layout and merchandise selection to accommodate specific site characteristics, regional themes and local cultural traditions. The Company seeks locations of approximately 15,000 to 35,000 square feet for its supermarket format stores and generally seeks to be either an anchor tenant in a regional neighborhood shopping center or a stand-alone store with high visibility, easy access and plenty of parking. The Company seeks locations of approximately 5,000 to 15,000 square feet for urban format stores and generally seeks to be in the commercial district of densely populated residential areas with convenient parking and a high level of foot traffic.

  When the Company acquires a store, it remodels the store in accordance with the Company's specifications. These acquired stores remain in operation while they are being remodeled and, if the stores are to be renamed "Wild Oats Community Market," they are not renamed until the remodeling is completed. The timing and cost of the remodel of each store varies depending on the location of the store and whether it is in a new or existing market for the Company, the size of the store and the required build-out. The Company typically requires eight to 16 weeks to remodel a store.

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

  Product Categories. The Company's stores typically feature the following product categories:

PRODUCT CATEGORY  DESCRIPTION
----------------  -----------

Grocery Pastas, canned goods, cereals, cooking oils, juices, salad dressings, crackers, chips, pretzels, cookies, baking items, sodas, bottled waters, and beer and wine in selected stores. Many products are formulated for special diets and are identified as fat-free, low-sodium, wheat-free or dairy-free;

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

Meat/Poultry/     Fresh beef, lamb, pork, seafood and free-range poultry, as
Seafood           well as value-added meat products such as stuffed peppers, marinated meats and home-made sausages;

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

  Private Label. The natural foods industry is highly fragmented and characterized by many small independent vendors. As a result, the Company believes that its customers do not have strong loyalty to particular brands of natural foods products. In contrast to conventional supermarkets whose private label products are intended to be low cost alternatives to name-brand products, the Company has developed a private label program in order to build brand loyalty to specific products based on its relationship with its customers and its reputation as a natural foods authority. Through this program, Wild Oats has successfully introduced a number of high quality, unique private label products, such as chocolate bars, gourmet breads, salsa, salad dressings, vitamins, chips, pretzels, tortillas, juices, pasta, pasta sauces, oils, and canned fruit. The Company intends to continue to expand its private label product offerings on a selected basis, and anticipates doubling the number of private label SKUs in the next twelve to eighteen months.

  Pricing. In general, natural and gourmet foods and related products have higher costs of production and correspondingly higher retail prices than conventional grocery items. The Company's pricing strategy has been to maintain prices that are at or below those of its natural foods competitors while educating its customers as to the higher quality and added value of its products so as to differentiate them from conventional products. Like most conventional supermarkets, the Company regularly features dozens of sale items, including "buy one-get one free" items, that are rotated periodically. In 1997, the Company introduced its "Wild Shopper Card" on a test basis at selected Colorado stores. In 1998, the Company intends to introduce the "Wild Shopper Card" in the remainder of its United States stores. The Company offers additional savings on selected items each month when the customer presents his/her card at the register. The Company regularly monitors the prices at its natural foods and conventional supermarket competitors to ensure its prices remain competitive.

STORE ENVIRONMENT

  At Wild Oats, shopping is "theater." Each store strives to create a fun, friendly and educational environment that makes grocery shopping enjoyable and encourages shoppers to spend more time in the store and to purchase new products. In order to enhance customers' understanding of natural foods and how to prepare them, the Company trains its store staff to educate customers as to the benefits and quality of its products and prominently features educational brochures and newsletters as well as an in-store consumer information department. Product brochures, recipe card areas, food sampling stations and informational signage are used extensively throughout the store. Most stores offer cafe seating areas, espresso and fresh juice bars, in-store nutritional consultants, and in-store massage therapists, all of which emphasize the comfortable, relaxed nature of the Wild Oats shopping experience. In addition, each store features a monthly calendar of special events such as educational presentations, children's events, cooking classes, live music, prize drawings and dog washes. Certain departments are remerchandised several times a year according to seasonal themes or different marketing campaigns, such as Rain Forest Month or Organic Harvest Month. The stores also sponsor many community-related activities such as presentations on health and safety as well as fund-raising drives for local organizations. The Company encourages and receives feedback from its customers through its suggestion boxes and posts responses on the stores' community bulletin board.

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

  Management and Employees. The Company's stores are organized into 10 geographic regions, each of which has a regional director who is responsible for the store operations within his or her region and who reports to the Company's senior management. The Company's regional directors are responsible for, and frequently visit, their cluster of stores to monitor financial performance and ensure adherence to the Company's operating standards. The typical staff of a Wild Oats store consists of one store manager, ten department managers and between 25 to 200 additional hourly staff members, most of whom work full time. Store and department managers are responsible for the operations of individual stores including recruiting and hiring store personnel, communicating financial results nightly, coordinating merchandise ordering, distribution and receiving, and to a limited extent, supplementing their stores' merchandise mix with regional and other products suited for their specific market. The accounting department provides a detailed monthly financial analysis of every department in each store which is reviewed by both the store and regional managers. The Company maintains a staff of corporate level department specialists including Natural Living, Prepared Foods, Produce, Meat/Poultry/Seafood and Grocery coordinators who manage centralized buying programs and assist in store-level merchandising, pricing and staff training to ensure Company-wide adherence to product standards and store concept.

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

  The wholesale segment of the natural foods industry provides a large and growing array of product choices across the full range of grocery product categories. Although the Company purchases products from more than 3,000 suppliers, the Company purchases approximately 25% of its products from a single wholesale distributor that operates multiple warehouses nationwide. The Company believes that this distributor is able to service all of the Company's existing stores as well as most of its future sites. As a result of its rapid growth, the Company has been able to negotiate greater volume discounts with this distributor and certain other vendors. The Company has no supply contracts with the majority of these parties and any vendor or distributor could discontinue selling to the Company at any time. The Company believes that it could develop alternative sources of supply; however, any such termination may create a short-term disruption in store-level merchandise selection. The Company has executed favorable regional or national purchasing agreements with the manufacturers of certain products, such as dairy and coffee, under which the Company receives volume discounts and other incentives to buy larger quantities of product. The Company is a party to an interim buying agreement with a distributor in Vancouver, British Columbia, Canada under which the Company is obligated to purchase certain products from the distributor for its existing Canadian stores, provided the purchase price is the lowest price offered from the Company's various distributors in that region.

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

  The Company operates six commissary kitchens in Santa Fe, New Mexico, Denver, Colorado, Phoenix, Arizona, Pinecrest, Florida and Los Angeles and San Francisco, California, as well as a bakery in Denver, Colorado. These facilities produce deli food, take out food, bakery products and certain private label items exclusively for sale in the Company's stores. Each kitchen can make daily deliveries to stores within a hundred mile radius of the facility. The Company intends to add new kitchens as it expands into new markets.

MARKETING

  The Company's marketing programs are primarily focused on in-store customer education and information. The Company believes that its customers are more responsive to the quality of the shopping experience, issue-based marketing and word-of-mouth advertising than to price-based marketing and traditional media advertising. As a result, the Company focuses on consumer education and emphasizes the benefits and quality of its products such as the fact that an item is organic or grown locally. The Company uses a variety of media, including in-store fliers, newspaper inserts and promotional brochures in which it promotes the depth of its merchandise selection, benefits of natural products, and "down to earth" competitive prices, including "buy one-get one free" and "two for one" pricing promotions. In the fourth quarter of 1997, the Company introduced the "Wild Shopper Program(TM)," a customer loyalty program that gives frequent customers discounts on purchases when they use their "Wild Shopper Card," at its Colorado stores and plans to implement the program nationwide in 1998. When the Company first enters a new market, the Company executes an intense marketing campaign to build awareness of its new store and its selection of natural products. After the initial campaign, this advertising is replaced by the marketing strategies described above.

  The Company's advertising costs historically have been less than 1.5% of sales. The Company recently introduced a multifaceted promotional program to its vendors for 1998 which allows for different degrees of promotional participation and commits vendors to full year expenditures in advance. In exchange for participation in the Company's new promotional program, commencing in 1998 vendors will receive access to national advertising programs, detailed feedback on volume movement and the ability for longer term production planning.

MANAGEMENT INFORMATION SYSTEMS

  The Company's management information systems have been designed to provide detailed store-level financial data, including sales, gross margin, payroll and store contribution, to regional and store managers and to the Company's headquarters on a timely basis. Currently, certain store-level accounting and inventory management systems are processed manually. The Company purchased a software system to convert the store level point-of-sale and pricing systems to one system and to track product movement, and is in the process of installing new hardware to run such software and implement such system. The Company has converted more than half of its stores to the new hardware and anticipates that the remaining stores will be converted by the end of 1998. All new stores will be using the new hardware and system going forward. Certain Wild Oats stores are not currently on an automated point-of-sale and pricing system. The Company is currently implementing new, faster credit card processing systems Company-wide to reduce transaction time at the cash register and the cost to the Company of individual credit card transactions. The Company has designed and is in the process of implementing a wide-area network to allow faster data transmissions between the Company's headquarters and stores, and between the stores and the Company's credit card processor. These new systems are expected to be operational in all of the Company's stores by the third quarter of 1998. In the first quarter of 1998, the Company purchased new accounting, payroll and human resources software to improve the efficiency of the Company's accounting and payroll systems. The Company has determined that all of its major computer systems are year 2000 compliant and that the cash registers being installed in the Company's stores are year 2000 compliant. The Company is currently requesting year 2000 compliance certification from its major vendors, service providers and financial institutions. The Company does not anticipate that it will incur any material expense related to year 2000 compliance in any financial year.

COMPETITION

  The Company's competitors currently include other independent and multi-unit natural foods supermarkets, smaller traditional natural foods stores, conventional supermarkets and specialty grocery stores. While certain conventional supermarkets, smaller traditional natural foods stores and small specialty stores do not offer as full a range of products as the Company, they do compete with Wild Oats in one or more product categories. A number of other natural foods supermarkets offer a range of natural foods products similar to those offered in the Company's stores. The Company believes that the principal competitive factors in the natural foods industry include customer service, quality and variety of selection, store location and convenience, price and store atmosphere. The Company believes that its primary competitor is Whole Foods Markets, Inc., a publicly-traded company based in Texas which, as of January 18, 1998, had 82 stores and gross annual sales of approximately $1.1 billion. The Company currently competes with Whole Foods in California, Colorado, Florida and Illinois. In the first quarter of 1998, Whole Foods opened a 39,000 square foot store in Boulder, Colorado, where the Company's headquarters and three of its stores are currently located. At this time the Company cannot evaluate what, if any, long-term impact increased competition from Whole Foods will have on its overall sales from its Boulder stores. The Company's Boulder, Colorado stores account for less than 10% of the Company's overall sales revenues.

EMPLOYEES

  As of March 9, 1998, the Company employed 2,362 individuals full-time and 2,221 individuals part-time. Approximately 4,372 of the Company's employees are engaged at the store-level and 211 are devoted to regional administrative and corporate activities. The Company believes that it maintains a good relationship with its employees. One small group of employees at one of its acquired stores was unionized at the time of the store's acquisition and continues to be unionized. The Company anticipates that in the future one or more of its stores may be the subject of attempted organizational campaigns by labor unions representing grocery industry workers, and that from time to time certain of its stores may be picketed by local labor unions relating to area wage and benefit standards.

Trademarks

  Wild Oats(R), and Wild Oats Community Markets(R) are federally registered trademarks and Alfalfa's Market(TM), Oasis Fine Foods(TM), Sunshine Grocery(TM) and Capers Whole Foods Market(TM) are trademarks owned by the Company.


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

  The Company leases the majority of its currently operating stores. The Company currently has leases signed or property acquired or under contract for eight new stores projected to be opened in 1998, and an additional three sites and two relocations projected to be opened in 1999. In 1997, the Company purchased real property in Westminster, Colorado and Hinsdale, Illinois, for the construction of new stores opened in the first quarter of 1998 and projected to be opened in the third quarter of 1998, respectively, and a ground leasehold interest in Denver, Colorado, for the construction of a new store projected to be opened in the third quarter of 1998. The Company also purchased the real property underlying its Fort Collins, Colorado, Alfalfa's Market store, and has executed a contract to purchase additional property in Fort Collins, Colorado. The Company anticipates that it will sell all or substantially all of the real property it currently owns under sale and leaseback transactions, where the purchaser will lease the properties back to the Company under market terms.
The Company's leases typically provide for a ten-year base term and generally have several renewal periods. The rental payments are either fixed base rates or percentages of sales with minimum rentals. All of the leases are accounted for as operating leases.

STORE LOCATIONS

  The following map and store list show the number of stores that the Company operates in each state and the cities in which the Company's stores are located as of March 9, 1998.

                    [MAP OF THE UNITED STATES APPEARS HERE]

ARIZONA                         COLORADO            ILLINOIS         OREGON
-------                         --------            --------         ------
Phoenix (2)                     Aurora              Buffalo Grove    Eugene (2)
Scottsdale (1)                  Boulder (3)
                                Colorado Springs
CALIFORNIA                      Denver (4)          KANSAS           TENNESSEE
----------                      Fort Collins (2)    ------           ---------
Berkeley                        Greenwood Village   Mission          Memphis (2)
Mission Viejo                   Lakewood                             Nashville
Laguna Beach                    Littleton
Los Angeles                     Westminster         MISSOURI
Pasadena                                            --------         UTAH
Sacramento                      FLORIDA             Kansas City      ----
San Anselmo                     -------             St. Louis        Salt Lake City (3)
Santa Monica                    Boca Raton
Sunnyvale                       Fort Lauderdale     NEVADA           BRITISH COLUMBIA,
West Hollywood                  Pinecrest           ------           -----------------
                                West Palm Beach     Las Vegas (2)    CANADA
                                                                     ------
                                                    NEW MEXICO       Vancouver (2)
                                                    ----------       West Vancouver
                                                    Albuquerque (2)
                                                    Santa Fe (3)



Item 3.                  LEGAL PROCEEDINGS

  Alfalfa's Canada, Inc., the Company's Canadian subsidiary, is a defendant in a suit brought in the Supreme Court of British Columbia, by one of its distributors, Waysafer Wholefoods Limited and one of its principals, seeking monetary damages for breach of contract and injunctive relief to enforce a buying agreement for the three Canadian stores entered into by a predecessor of Alfalfa's Canada. Under the buying agreement, the stores must buy products carried by the plaintiff if such are offered at the current advertised price of its competitors. The suit was filed in September 1996 but there has been no active pursuit of the litigation to date. The Company does not believe its potential exposure in connection with the suit to be material. There are no other material pending legal proceedings to which the Company or its subsidiaries are a party. From time to time, the Company is involved in lawsuits that the Company considers to be in the normal course of its business.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.


PART II.

Item 5.              MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is traded on the Nasdaq National Market under the symbol "OATS".

  The following are the quarterly high and low sales prices (adjusted for the 3-for-2 split described below) for the Company's common stock on the Nasdaq National Market from October 22, 1996, the date of the Company's initial public offering, through December 27, 1997, the end of fiscal 1997:

                                  High    Low
                                 ------  ------

          Fourth Quarter 1996    $18.00  $12.00
          First Quarter 1997      13.00    8.58
          Second Quarter 1997     19.08    9.25
          Third Quarter 1997      21.00   14.75
          Fourth Quarter 1997     29.00   19.42

     As of March 9, 1998, the Company's common stock was held by 839 stockholders of record. No cash dividends have been declared previously on the Company's common stock, and the Company does not anticipate declaring a cash dividend in the near future. On January 7, 1998, the Company effected a 3-for-2 stock split of its common stock for securities held of record as of December 22, 1997.


Item 6.                SELECTED FINANCIAL DATA

  The information included under the caption "Selected Financial Data" from the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.


Item 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information included in the financial statements and footnotes thereto in the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


PART III.

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information included under the captions "Election of Directors" and "Executive Compensation-Management-Executive Officers" in the Company's definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 4, 1998, to be filed with the Commission on or before April 27, 1998, is incorporated herein by reference.

ITEM 11.               EXECUTIVE COMPENSATION

     The information included under the caption "Executive Compensation" in the Company's definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 4, 1998, to be filed with the Commission on or before April 27, 1998, is incorporated herein by reference.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

     The information included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 4, 1998, to be filed with the Commission on or before April 27, 1998, is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information included under the caption "Directors and Executive Officers - Certain Transactions" in the Company's definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 4, 1998, to be filed with the Commission on or before April 27, 1998, is incorporated herein by reference.

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

     (2)  Schedule II - Valuation and Qualifying Accounts


     (b) Reports on Form 8-K. One report on Form 8-K was filed on November 14, 1997, supplementing the financial information contained in the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996. The report included a Pro Forma Condensed Statement of Operations (unaudited) for the year ended December 28, 1996.

     (c)  Exhibits

     The following exhibits to this Form 10-K are filed pursuant to the requirements of Item 601 of Regulation S-K:

EXHIBIT
Number        DESCRIPTION OF DOCUMENT
------        -----------------------


3(i).1.(a)    Amended and Restated Certificate of Incorporation of the
              Registrant.  (1)
3(i).1.(b)    Certificate of Correction to Amended and Restated Certificate
              of Incorporation of the Registrant.  (1)
3(ii).1       Amended and Restated By-Laws of the Registrant.  (1)
4.1           Reference is made to Exhibits 3(i).1 through 3(ii).1.
4.2           Specimen stock certificate.  (2)
10.1          Form of Indemnity Agreement between the Registrant and its directors and executive officers, with related schedule. (2)
10.2*         1996 Equity Incentive Plan, including forms of Options granted to employees and non-employee directors thereunder.  (2)
10.3*         1996 Employee Stock Purchase Plan.  (2)
10.4*         1993 Stock Option Plan.  (2)
10.5*         1991 Stock Option Plan.  (2)
10.6*         Employee Stock Ownership Plan.  (2)
10.7*         Employment Agreement between Registrant and Michael C. Gilliland, dated July 12, 1996, as amended.  (2)
10.8*         Employment Agreement between Registrant and Elizabeth C. Cook, dated July 12, 1996, as amended. (2)
10.9          Warrant to purchase Series C Preferred Stock issued to Montgomery
              Securities dated November 14, 1994.  (2)
10.10         Amended and Restated Stockholders Agreement among the Registrant and certain parties named therein dated August 1996. (2)
10.11         Registration Rights Agreement between the Registrant and certain parties named therein dated July 12, 1996. (2)
10.12         Credit Agreement between the Registrant, Bank One, Indianapolis,
              National Association and Wells Fargo Bank dated as of April 15,
              1997. (3)
10.13         Lease Agreement between Registrant and Bway Property Limited
              Partnership for the property located at 1645 Broadway, Boulder,
              CO dated October 5, 1992. (2)
10.14         Lease Agreement between Registrant and Bway Property Limited
              Partnership for the property located at 1651 Broadway, Boulder,
              CO dated October 11, 1982. (2)
10.15         Amendment to Lease Agreements between Registrant and Bway Property
              Limited Partnership dated March 9, 1995 for the properties located at 1645 and 1651 Broadway, Boulder, CO.  (2)
10.16         Lease Agreement between Registrant and Overland Outfitters, Inc.
              for the property located at 1655 Broadway, Boulder, CO dated April
              10, 1989. (2)
10.17         Lease between Registrant and AGF Property Management Corp. for the property located at 1111-23 South Washington Street, Denver, CO dated October 12, 1994. (2)
10.18*        Employment Agreement between Registrant and James Lee, dated
              September 30, 1996. (2)
10.19         Agreement and Plan of Merger between the Registrant, Alfalfa's,
              Inc. and WO Holdings, Inc. dated June 4, 1996. (2)
13.1+         Registrant's 1997 Annual Report to Stockholders.
21.1+         List of subsidiaries
23.1+         Consent of Price Waterhouse LLP.
27.1+         Financial Data Schedule.

________________________________
*Management Compensation Plan

+Included herewith

(1) Incorporated by reference from the Registrant's Form 10-K for the year ended December 28, 1996. (File No. 0-21577)
(2) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-11261) filed on August 30, 1996
(3) Incorporated by reference from the Registrant's Form 10-Q for the quarter ended June 28, 1997 (File No. 0-21577)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       By  /s/  Mary Beth Lewis
                                         ----------------------
                                         Mary Beth Lewis
                                         Executive Officer, Treasurer and
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                          Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                         Title                          Date
  ---------                         -----                          ----



/s/  MICHAEL GILLILAND      Chief Executive Officer
----------------------      and Director


/s/  JAMES W. LEE           President and Chief Operating
-----------------           Officer


/s/  MARY BETH LEWIS        Chief Financial Officer
--------------------


/s/  JOHN A. SHIELDS        Chairman
--------------------


/s/  ELIZABETH C. COOK      Executive Vice President
----------------------      and Director



/s/  DAVID M. CHAMBERLAIN    Vice Chairman
--- ---------------------


/s/  BRIAN K. DEVINE         Director
--------------------


/s/  DAVID L. FERGUSON       Director
----------------------


/s/  JAMES B. MCELWEE        Director
---------------------

SCHEDULE II

                            WILD OATS MARKETS, INC.
                       Valuation and Qualifying Accounts
                                 (IN THOUSANDS)



                                   Balance at  Charged                Balance at
Allowance for Doubtful Accounts    Beginning      to                     End
for the Fiscal Year Ended:          of Year    Expenses  Write-Offs    of Year


  December 31, 1994                 $ 37       $         $                $ 37

  December 30, 1995                   37           85         (75)          47

  December 28, 1996                   47          252                      299

  December 27, 1997                  299          273        (358)         214