Form 10-Q
period 1998-03-31
WILD OATS MARKETS INC
filed 1998-05-12
CIK 909990

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1998.

                                       OR


(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO

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

          Yes      (X)                                          No       (   )

As of May 8, 1998, there were 12,900,138 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

                                TABLE OF CONTENTS


                                                                            Page

PART I.     FINANCIAL INFORMATION

Item 1.    Financial Statements

                Consolidated Balance Sheet
                    March 28, 1998 (Unaudited) and December 27, 1997           3

                Consolidated Statement of Operations (Unaudited)
                     Three Months Ended March 28, 1998 and March 29, 1997      4

                Consolidated Statement of Cash Flows (Unaudited)
                     Three Months Ended March 28, 1998 and March 29, 1997      5

                Notes to Consolidated Financial Statements (Unaudited)         6

Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations               7-11

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings                                                   12

Item 6.   Exhibits and Reports on Form 8-K                                    12

SIGNATURES                                                                    12

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

                             WILD OATS MARKETS, INC.
                           Consolidated Balance Sheet
                        (In thousands, except share data)


                                                                                     March 28,       December 27,
                                                                                       1998              1997
                                                                                    (Unaudited)

Assets
Current assets:
     Cash and cash equivalents                                                     $     40,367       $    46,686
     Accounts receivable (less allowance
          for doubtful accounts of $220 and
          $214, respectively)                                                               571               674
     Inventories                                                                         22,556            21,539
     Income tax receivable                                                                  316               317
     Prepaid expenses and other current assets                                              952               735
     Deferred income taxes                                                                1,376             1,447
                                                                                   ------------       -----------
          Total current assets                                                           66,138            71,398
                                                                                   ------------       -----------
Property and equipment, net                                                              65,884            56,285
Intangible assets, net                                                                   46,215            44,389
Deposits and other assets                                                                   834               841
Deferred income taxes                                                                       154               154
                                                                                   ------------       -----------
                                                                                   $    179,225       $   173,067
                                                                                   ============       ===========

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                              $     22,841       $    22,487
     Accrued liabilities                                                                 13,151            11,840
     Current portion of long-term debt                                                        9                 8
                                                                                   ------------       -----------
          Total current liabilities                                                      36,001            34,335
Long-term debt                                                                              464               467
Deferred income taxes                                                                     2,304             2,341
Other liabilities                                                                           929               801
                                                                                   ------------       -----------
                                                                                         39,698            37,944
                                                                                   ------------       -----------

Stockholders' equity:
     Common stock: $.001 par value; 20,000,000
          shares authorized; 12,828,660 and
          12,745,971 issued and outstanding                                                  13                13
     Additional paid-in capital                                                         138,493           136,815
     Retained earnings (accumulated deficit)                                              1,130            (1,574)
     Accumulated other comprehensive income                                                (109)             (131)
                                                                                   ------------       -----------
          Total stockholders' equity                                                    139,527           135,123
                                                                                   ------------       -----------
                                                                                   $    179,225       $   173,067
                                                                                   ============       ===========


 The accompanying notes are an integral part of the consolidated financial statements.

                             WILD OATS MARKETS, INC.
                      Consolidated Statement of Operations
                      (In thousands, except per-share data)
                                   (Unaudited)




                                                                                 Three Months Ended
                                                                     March 28,                       March 29,
                                                                         1998                           1997


Sales                                                                $    91,603                     $    69,729
Cost of goods sold and occupancy costs                                    63,124                          47,785
                                                                     -----------                     -----------
              Gross profit                                                28,479                          21,944
Operating expenses:
          Direct store expenses                                           20,228                          16,025
          Selling, general and administrative expenses                     3,633                           3,211
          Pre-opening expenses                                               548                             183
                                                                     -----------                     -----------
              Income from operations                                       4,070                           2,525
          Interest income, net                                               349                             155
                                                                     -----------                     -----------
              Income before income taxes                                   4,419                           2,680
              Income tax expense                                           1,715                           1,123
                                                                     -----------                     -----------

Net income                                                           $     2,704                     $     1,557
                                                                     ===========                     ===========

Other comprehensive income (loss):
Foreign currency translation adjustment, net                                  22                             (21)
                                                                     -----------                     -----------
          Other comprehensive income (loss), net                              22                             (21)
                                                                     -----------                     -----------

Comprehensive income                                                 $     2,726                     $     1,536
                                                                     ===========                     ===========


Basic net income per common share                                    $      0.21                     $      0.15
                                                                     ===========                     ===========

Diluted net income per common share                                  $      0.20                     $      0.15
                                                                     ===========                     ===========

Average common shares issued                                              12,770                          10,321
Dilutive effect of stock options                                             544                             154
                                                                     -----------                     -----------
Average shares outstanding assuming dilution                              13,314                          10,475
                                                                     ===========                     ===========


The accompanying notes are an integral part of the consolidated financial statements.

                             WILD OATS MARKETS, INC.
                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                                Three Months Ended
                                                                       March 28,                          March 29,
                                                                         1998                               1997


Cash Flows From Operating Activities
Net income                                                           $     2,704                     $     1,557
Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation and amortization                                         2,771                           1,884
     Loss (gain) on disposal of property and equipment                        (5)                             40
     Deferred tax provision (benefit)                                         34                              (2)
     Change in assets and liabilities:
          Inventories                                                       (856)                            (56)
          Receivables and other assets                                       (88)                            390
          Accounts payable                                                   348                           1,869
          Accrued liabilities                                              2,032                           1,516
                                                                     -----------                     -----------
              Net cash provided by operating activities                    6,940                           7,198
                                                                     -----------                     -----------

Cash Flows From Investing Activities
Capital expenditures                                                     (12,132)                         (2,261)
Payment for purchase of acquired
     entities, net of cash acquired                                       (2,122)                         (8,892)
Proceeds from sales of equipment                                             108
                                                                     -----------                     -----------
     Net cash used by investing activities                               (14,146)                        (11,153)
                                                                     -----------                     -----------

Cash Flows From Financing Activities
Payments on long-term debt                                                    (2)                         (1,067)
Principal payments under capitalized lease obligations                                                       (22)
Proceeds from issuance of common stock                                       867                             104
                                                                     -----------                     -----------
     Net cash provided (used) by financing activities                        865                            (985)
                                                                     -----------                     -----------

Effect of exchange rate changes on cash                                       22                             (21)
                                                                     -----------                     -----------
Net decrease in cash and cash equivalents                                 (6,319)                         (4,961)
Cash and cash equivalents at beginning of period                          46,686                          16,404
                                                                     -----------                     -----------
Cash and cash equivalents at end of period                           $    40,367                     $    11,443
                                                                     ===========                     ===========


Supplemental disclosure of cash flow information:
     Cash paid for interest                                          $         3                     $        25
                                                                     ===========                     ===========
     Cash paid for income taxes                                      $       513                     $       109
                                                                     ===========                     ===========



The accompanying notes are an integral part of the consolidated financial statements.

                             WILD OATS MARKETS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.        Accounting Policies

          The consolidated balance sheet as of March 28, 1998, the consolidated statement of operations for the three months ended March 28, 1998 and March 29, 1997, as well as the consolidated statement of cash flows for the three months ended March 28, 1998 and March 29, 1997 have been prepared without an audit. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation thereof, have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with financial statements and notes thereto included in the Company's 1997 Annual Report to Stockholders. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

2.       New Accounting Pronouncements

          In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 130, Reporting Comprehensive Income, and FAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The Company adopted FAS No. 130 in 1998, and the required presentation is shown in the consolidated balance sheet and consolidated statement of operations herein. The Company will adopt FAS No. 131 effective January 2, 1999; however, the Company does not expect FAS No. 131 to materially affect financial statement presentation.

3.        Business Combinations

          In January 1998, the Company acquired the capital stock of an operating natural foods grocery store in Nashville, Tennessee. The purchase price for the acquisition was $2.1 million in cash. The acquisition was accounted for using the purchase method, and the excess of cost over the fair value of the assets acquired of $2.1 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

4.        Earnings Per Share

          Earnings per share are calculated in accordance with the provisions of FAS No. 128, Earnings Per Share. FAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, except where the effect of their inclusion would be antidilutive (i.e., in a loss period).

5.        Stockholder Rights Plan

          The Company has adopted a stockholder rights plan having both "flip-in" and "flip-over" provisions. Stockholders of record as of May 22, 1998 will receive the right ("Right") to purchase a fractional share of preferred stock at a purchase price of $145 for each share of common stock held. In addition, until the Rights become exercisable as described below and in certain limited circumstances thereafter, the Company will issue one Right for each share of common stock issued after May 22, 1998. For the "flip-in provision," the Rights would become exercisable only if a person or group acquires beneficial ownership of 15% (the "Threshold Percentage") or more of the outstanding common stock. Holdings of certain existing affiliates of the Company are excluded from the Threshold Percentage. In that event, all holders of Rights other than the person or group who acquired the Threshold Percentage would be entitled to purchase shares of common stock at a substantial discount to the then current market price. This right to purchase common stock at a discount would be triggered as of a specified number of days following the passing of the Threshold Percentage. For the "flip-over" provision, if the Company was acquired in a merger or other business combination or transaction, the holders of such Rights would be entitled to purchase shares of the acquiror's common stock at a substantial discount.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the context of Section 21E of the Securities Exchange Act of 1934, as amended. Each and every forward-looking statement involves a number of risks and uncertainties, including the Risk Factors specifically delineated and described in the Company's 1997 Annual Report to Stockholders and those Risk Factors that have been specifically expanded or modified below. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. Words such as "believes", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Certain of the Risk Factors are hereby restated, modified and expanded in accordance with the following section references that correlate to the corresponding sections of the Company's 1997 Annual Report to Stockholders:

Uncertain Ability to Execute Growth Strategy

The Company's business has grown considerably in size and geographic scope, increasing from eleven stores in 1993, to its current size of 56 stores in 15 states and Canada. Through May 6, 1998, the Company has acquired three natural foods stores and opened two stores. During 1997, the Company opened four stores, relocated one store and acquired nine stores. The Company's ability to implement its growth strategy depends to a significant degree upon its ability to open or acquire stores in existing and new markets and to integrate and operate those stores profitably. While the Company plans to expand primarily through the opening of new stores, it will continue to pursue acquisitions of natural foods retailers where attractive opportunities exist. The Company's growth strategy is dependent upon a number of factors, including its ability to: (i) access adequate capital resources; (ii) expand into regions where it has no operating experience; (iii) identify markets that meet its site selection criteria; (iv) locate suitable store sites and negotiate acceptable lease terms; (v) locate acquisition targets and negotiate acceptable acquisition terms; (vi) hire, train and integrate management and store employees; (vii) recruit, train and retain regional pre-opening and support teams; and (viii) expand its distribution and other operating systems. In addition, the Company pursues a strategy of clustering stores in each of its markets to increase overall sales, achieve operating efficiencies and further penetrate markets. In the past, when the Company has opened a store in a market where it had an existing presence, the Company has experienced a decline in the sales and operating results at certain of its existing stores in these markets. The Company intends to continue to pursue its store clustering strategy and expects the sales and operating results trends for other stores in an expanded market to continue to experience temporary declines related to the clustering of stores. Further, acquisitions involve a number of additional risks, such as short-term negative effects on the Company's reported operating results, diversion of management's attention, unanticipated problems or legal liabilities, and the integration of potentially dissimilar operations, some or all of which could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will achieve its planned expansion in existing markets, enter new markets, or operate or integrate its existing, newly-opened or newly-acquired stores profitably. If the Company fails to do so, the Company's business, results of operations and financial condition will be materially and adversely affected. In addition, the Company's ability to execute its growth strategy is partially dependent upon the demographic trends and market conditions in the natural foods industry and any change in those trends and conditions could adversely affect the Company's future growth rate.

Competition

As Wild Oats enters new geographic markets, its success will depend in part on its ability to gain market share from established competitors. In addition, traditional and specialty grocery stores may expand more aggressively in marketing a broader range of natural foods and related products and thereby compete directly with the Company for products, customers and locations. The Company expects competition from both new and existing competitors to increase in its markets, and there can be no assurance that the Company will be able to compete effectively in the future. The Company believes its primary competitor in the natural foods grocery store market is Whole Foods Market, Inc. ("Whole Foods"), a publicly-traded company based in Texas. Whole Foods opened a 39,000-square-foot store in Boulder, Colorado, the location of the Company's headquarters and three of its stores, in late February 1998. The impact on sales at the Company's Boulder stores has been similar to the impact of the Company's opening of a store in a market where the Company has an existing presence. While the impact on sales at the Company's Boulder stores has been within the level expected by management, at this time the Company cannot evaluate what long-term impact increased competition from Whole Foods will have on its overall sales. The Company's Boulder, Colorado stores account for less than 10% of the Company's overall sales revenues. Whole Foods' management also has announced that it intends to seek additional store sites in other cities in which the Company has stores. If Whole Foods is successful in opening stores in locations in which the Company has or intends to open stores, the Company's sales and operating results at such stores may be materially adversely affected.

Fluctuations in Financial Results

The Company's results of operations may fluctuate significantly from period-to-period as the result of a variety of factors, including: (i) the number, timing, mix and cost of store openings, acquisitions or closings; (ii) the ratio of stores opened to stores acquired; (iii) the opening of stores by the Company or its competitors in markets where the Company has existing stores;
(iv) comparable store sales results; and (v) the ratio of urban format to supermarket format stores. The Company incurs significant pre-opening expenses, and new stores typically experience an initial period of operating losses. As a result, the opening of a significant number of stores in a single period will have an adverse effect on the Company's results of operations. Additionally, the opening of competing stores may have a similar adverse effect on results of operations. Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future financial performance.

A variety of factors affect the Company's comparable store sales results, including, among others, the relative proportion of new stores to mature stores, the opening of stores by the Company or its competitors in markets where the Company has existing stores, the timing of promotional events, the Company's ability to execute its operating strategy effectively, changes in consumer preferences for natural foods and general economic conditions. Past increases in comparable store sales may not be indicative of future performance. Comparable store sales results in 1996 were negatively affected by planned cannibalization (the loss of sales at an existing store when the Company opens a new store nearby) resulting from the implementation of the Company's store clustering strategy. The Company expects that comparable store sales increases will be negatively affected by planned cannibalization in the second and third quarters of 1998 due to new stores in existing markets in Santa Monica and Denver. Comparable store sales for the Company's Colorado and Canadian stores were negatively affected in the second quarter of 1997 resulting from strikes at the Company's major conventional competitors in those markets in the second quarter of 1996, which resulted in increased sales in that quarter at the Company's stores in those markets. There can be no assurance that comparable store sales for any particular period will not decrease in the future. As a result, the Company's comparable store sales could cause the price of the Common Stock to fluctuate substantially.

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

In December 1997, the United States Department of Agriculture ("USDA") published, pursuant to the Organic Food Production Act of 1990, its proposed National Organic Program rules, under which the USDA proposes to regulate the production, handling, labeling and sale of products bearing the "organic" label. The Company believes that the rules as published substantially weaken the current standards for organic food production and labeling, and may undermine consumer confidence in the quality of certain of the foods sold in its stores. The rules also may add additional expense to the Company's cost of private label and in-store prepared foods sold by the Company. The Company submitted a detailed response to the USDA during the comment period. If the rules are adopted as currently proposed, such rules could have an adverse effect on the Company's business, results of operations and financial condition.

Ownership and Sale of Real Property

In 1997 and in the fourth quarter of 1996, the Company purchased, or entered into contracts to purchase, four parcels of real property for the construction of new stores or the relocation of existing stores. The Company has constructed one, and intends to construct or remodel three more new stores on real property purchased by the Company or subject to a ground lease acquired by the Company. There can be no assurance that the Company will be successful in constructing the planned stores within the Company's projected budgets or on the schedules currently anticipated. Failure to complete these projects on time or within budget could have a material adverse impact on the Company's business, results of operations and financial condition. The Company anticipates that, after construction of the stores on the acquired properties is completed, it will sell the land and buildings in one or more sale-leaseback transactions under which the Company will lease the stores from the purchaser of the property. There can be no assurance that the Company will be successful in locating and negotiating acceptable transactions with one or more parties for the sale-leaseback of the properties currently owned by the Company, which may result in unplanned long-term uses of the Company's cash that would otherwise be available to fund operations.

Anti-Takeover Considerations

The Company has adopted a stockholder rights plan having both "flip-in" and "flip-over" provisions. Stockholders of record as of May 22, 1998 will receive the right (a "Right") to purchase a fractional share of preferred stock at a purchase price of $145 for each share of Common Stock held. In addition, until the Rights become exercisable as described below and in certain limited circumstances thereafter, the Company will issue one Right for each share of Common Stock issued after May 22, 1998. For the "flip-in provision," the Rights would become exercisable only if a person or group acquires beneficial ownership of 15% (the "Threshold Percentage") or more of the outstanding Common Stock. Holdings of certain existing affiliates of the Company are excluded from the Threshold Percentage. In that event, all holders of Rights other than the person or group who acquired the Threshold Percentage would be entitled to purchase shares of Common Stock at a substantial discount to the then current market price. This right to purchase Common Stock at a discount would be triggered as of a specified number of days following the passing of the Threshold Percentage. For the "flip-over" provision, if the Company was acquired in a merger or other business combination or transaction, the holders of such Rights would be entitled to purchase shares of the acquiror's common stock at a substantial discount.

Results of Operations

The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of sales:

                                                         Three Months Ended
                                                       March 28,       March 29,
                                                          1998          1997

Sales                                                      100.0%        100.0%
Cost of goods sold and occupancy costs                      68.9          68.5
                                                       ------------       ----
Gross margin                                                31.1          31.5
Direct store expenses                                       22.1          23.0
Selling, general and administrative expenses                 4.0           4.6
Pre-opening expenses                                         0.6           0.3
                                                       ---------           ---
Income from operations                                       4.4           3.6
Interest income, net                                         0.4           0.2
                                                       ------------        ---
Income before income taxes                                   4.8           3.8
Income tax expense                                           1.9           1.6
                                                       ------------        ---
Net income                                                   2.9%          2.2%
                                                        =========     =========

Store Openings, Closings, Relocations and Acquisitions. During the first quarter of 1998, the Company opened two new stores in Westminster, Colorado and Miami, Florida, and acquired one store in Nashville, Tennessee. During the second quarter of 1998, as of May 8, 1998, the Company had opened one new store in Princeton, New Jersey and had acquired two stores in Columbus, Ohio and New York City, New York. The Company plans to open as many as six additional new stores and relocate four stores during the remainder of 1998. The Company anticipates that it also may acquire one or more operating natural foods grocery stores during the remainder of 1998. The Company's results of operations have been and will continue to be affected by, among other things, the number, timing and mix of store openings, acquisitions or closings. New stores build their sales volumes and refine their merchandise selection gradually and, as a result, generally have lower gross margins and higher operating expenses as a percentage of sales than more mature stores. The Company anticipates that the new stores opened in 1998 will experience operating losses for the first six to 12 months of operation, in accordance with historic trends. Further, acquired stores, while generally profitable as of acquisition date, generate lower gross margins and store contribution margins than the Company average, due to their substantially lower volume purchase discounts. Over time, typically six months, as the Company sells through the acquired inventories and implements its volume purchase discounts, the Company expects that the gross margin and store contribution margin of the acquired stores will approach the Company average. The Company anticipates that a high concentration of acquired stores will have a temporary negative impact on the Company's consolidated gross margin and store contribution margin. The Company will continue to evaluate the profitability of all of its stores on an ongoing basis and may, from time to time, make decisions regarding closures, relocations or remodels in accordance with such evaluations. As part of this strategy, in the first quarter in 1998, the Company sold a store in Vail, Colorado, and in the second quarter of 1998, the Company consolidated its stores in Fort Collins, Colorado by closing one store located there.

Sales. Sales for the three months ended March 28, 1998 increased 31.4% to $91.6 million from $69.7 million for the same period in 1997. The increase was primarily due to the opening of two new stores and the acquisition of one store in the first quarter of 1998, and the inclusion of four new stores opened, one relocated store, and nine stores acquired in 1997. Comparable store sales increased 5% for the first quarter of 1998, based on both new and acquired stores that have been operating longer than 12 months. The Company expects its comparable store sales increases to fluctuate from 2% to 6% in the remaining quarters of 1998 due to planned cannibalization in certain markets as well as competition. See "Risk Factors--Fluctuations in Financial Results".

Gross Profit. Gross profit for the three months ended March 28, 1998 increased 29.8% to $28.4 million from $21.9 million for the same period in 1997. The increase in gross profit is primarily attributable to the acquisition of one store and the opening of two new stores during the first quarter and to the inclusion of four new stores opened, one relocated store, and nine stores acquired in 1997. Gross profit as a percentage of sales for the three months ended March 28, 1998 decreased to 31.1% from 31.5% for the same period in 1997. The decrease is attributable to the Company's monthly product promotional programs and a related increase in the number of lower-margin items offered for sale in the Company's stores.

Direct Store Expenses. Direct store expenses for the three months ended March 28, 1998 increased 26.2% to $20.2 million from $16.0 million for the same period in 1997. The increase in direct store expenses is attributable to the increase in the number of stores operated by the Company. Direct store expenses as a percentage of sales for the three months ended March 28, 1998 decreased to 22.1% from 23.0% for the same period in 1997. The decrease is due to the matured performance of the new stores opened in 1997, as well as improved control of direct store expenses, particularly payroll costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 28, 1998 increased 13.1% to $3.6 million from $3.2 million for the same period in 1997. The increase is the result of the additional central and regional support staff and infrastructure that the Company has added to support its increased number of stores. Selling, general and administrative expenses as a percentage of sales for the three months ended March 28, 1998 decreased to 4.0% from 4.6% for the same period in 1997. The decrease is the result of greater leverage of overhead expenses over higher sales volumes.

Pre-Opening Expenses. Pre-opening expenses for the three months ended March 28, 1998 increased 199.5% to $548,000 from $183,000 in the same period in 1997. Pre-opening expenses as a percentage of sales for the three months ended March 28, 1998 increased to 0.6% from 0.3% for the same period in 1997. The increase is attributed to the opening of two new stores in the first quarter of 1998, as compared to the opening of one new store in the first quarter of 1997.

Net Interest Income. Net interest income for the three months ended March 28, 1998 increased 125.2% to $349,000 from $155,000 for the same period in 1997. Net interest income as a percentage of sales for the three months ended March 28, 1998 increased to 0.4% from 0.2% for the same period in 1997. The change is attributable to the investment of the net proceeds from the Company's public offerings in December 1997 and October 1996 and to lower levels of indebtedness incurred to fund new store openings and acquisitions.

Liquidity and Capital Resources

The Company's primary sources of capital have been cash flow from operations, trade payables, bank indebtedness, and the sale of equity securities. Primary uses of cash have been the financing of new store development, new store openings, acquisitions and purchases of real property.

Net cash provided by operating activities was $6.9 million during the three months ended March 28, 1998 and $7.2 million during the comparable period in 1997. Cash provided by operating activities decreased during this period due to increases in inventories for new store openings and as a result of decreases in trade payables due to accelerated payments on certain accounts to take advantage of payment discounts. The Company has not required significant external financing to support inventory requirements at its existing and new stores because it has been able to rely on vendor financing for most of the inventory costs, and anticipates that vendor financing will continue to be available for new store openings.

Net cash used by investing activities was $14.1 million during the three months ended March 28, 1998 as compared to $11.2 million during the comparable period in 1997. The increase is due to the opening of two new stores in the first quarter of 1998 as compared to one new store in the first quarter of 1997, as well as the construction costs incurred for new stores in development which are expected to open in the remainder of 1998.

Net cash provided by financing activities was $865,000 during the three months ended March 28, 1998, as compared to net cash used by financing activities of $985,000 during the comparable period in 1997. The change is attributed to increased proceeds of stock option exercises during the first quarter of 1998 and to the repayment of debt during the first quarter of 1997.

The Company has a revolving line of credit of $40.0 million. The facility has a seven-year term and bears interest, at the Company's option, at the prime rate or LIBOR plus 1.25%. The line of credit agreement includes certain financial and other covenants, as well as restrictions on payments of dividends. As of May 8, 1998, there were no borrowings outstanding under this facility.

The Company spent approximately $12.1 million during the first quarter of 1998 for new store development, remodels and maintenance capital expenditures, exclusive of any acquisitions. The Company anticipates that it will spend approximately $25.0 million during 1998 for new store development, remodels and maintenance capital expenditures, exclusive of any acquisitions. Six new store openings and four store relocations are planned for the remainder of 1998. The Company's average capital expenditures to open a store, including leasehold improvements, equipment and fixtures, have ranged from approximately $1.0 million to $3.0 million over the past 24 months, excluding inventory costs and initial operating losses. The Company expects to increase the average size of its new stores and increase the number of its new store openings over time, and is using a greater proportion of new and custom equipment in its stores. Therefore, the Company anticipates that its average capital expenditures per store will increase over time by approximately $500,000.

In 1997 and in the fourth quarter of 1996, the Company purchased, or entered into contracts to purchase, real property or ground leases on which it intends to construct new stores or relocate certain existing stores. The Company also purchased real property underlying an existing store. The Company constructed one new store that opened in March 1998 and plans to construct or remodel three additional new stores in 1998. Construction of stores requires substantially greater cash outlays than the remodeling of existing buildings (i.e., $3.5 to $6.0 million as compared to $1.0 to $3.0 million). The Company intends to sell certain of the constructed stores in one or more sale-leaseback transactions in order to recover the cash expended for the purchase of the underlying real property and the building construction costs. If the Company is not successful in locating and negotiating acceptable transactions with one or more parties for the sales and leaseback of the properties currently owned by the Company, this may result in unplanned, long-term uses of the Company's cash that otherwise would be available to fund operations. Additionally, unexpected permitting and construction delays could result in greater or longer-term cash outlays.

The cost of initial inventory for a new store has historically been approximately $500,000; however, the Company relies on vendor financing for most of this cost. Pre-opening costs are approximately $250,000 per store and are expensed when the new store opens. The amounts and timing of such pre-opening costs will depend upon the availability of new store sites and other factors, including the location of the store and whether it is in a new or existing market for the Company, the size of the store, and the required build-out at the site. Costs to acquire future stores, if any, are impossible to predict and could vary materially from the cost to open new stores. There can be no assurance that actual capital expenditures will not exceed anticipated levels. The Company believes that the net proceeds of its public stock offering in December 1997, together with cash generated from operations and funds available under the revolving line will be sufficient to satisfy its cash requirements, exclusive of acquisitions, through 1998.

Year 2000 Issues

As the year 2000 approaches, the Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software or hardware failures. The Company has determined that all of its major software and hardware systems at its corporate headquarters are Year 2000 compliant. The Company is in the process of installing point-of-sale hardware in its stores that are Year 2000 compliant. The Company also is in the process of verifying whether its major suppliers, service providers, and financial institutions are Year 2000 compliant. The Company will continue to make certain investments in its software systems and applications to ensure that they are Year 2000 compliant. The financial impact to the Company is not anticipated to be material in any single year.

New Accounting Pronouncements

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 130, Reporting Comprehensive Income. FAS No. 130 establishes standards for the reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. FAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted FAS No. 130 in 1998.

Also in 1997, the FASB issued FAS No. 131, Disclosure about Segments of an Enterprise and Related Information. FAS No. 131 revises the current requirements for reporting business segments by redefining such segments according to management's disaggregation of the business for purposes of making operating decisions and allocating internal resources. The Company will adopt FAS No. 131 effective January 2, 1999; however, the Company does not expect FAS No. 131 to materially affect financial statement presentation.

In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, Accounting for the Costs of Start-Up Activities. SOP 98-5 provides guidance on how entities should account for start-up costs, such as pre-opening costs, pre-operating costs, organization costs and start-up costs. SOP 98-5 requires that the costs of start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, and the initial application should be reported as a cumulative effect of a change in accounting principle. The Company will adopt SOP 98-5 in fiscal 1999 and does not expect such adoption to have a material impact on the Company's results of operations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings


Alfalfa's Canada, Inc., the Company's Canadian subsidiary, is a defendant in a suit brought in the Supreme Court of British Columbia, by one of its distributors, Waysafer Wholefoods Limited and one of its principals, seeking monetary damages for breach of contract and injunctive relief to enforce a buying agreement for the three Canadian stores entered into by a predecessor of Alfalfa's Canada, Inc. Under the buying agreement, the stores must buy products carried by the plaintiff if such are offered at the current advertised price of its competitors. The suit was filed in September 1996 but there has been no active pursuit of the litigation to date. The Company does not believe its potential exposure in connection with the suit to be material. There are no other material pending legal proceedings to which the Company or its subsidiaries are a party. From time to time, the Company is involved in lawsuits that the Company considers to be in the normal course of its business.


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

                     3(i).1.(a)               Amended and Restated Certificate of Incorporation of Registrant.*

                     3(i).1.(b)               Certificate of Correction to Amended and Restated Certificate of Incorporation of the
                                              Registrant.*

                     3(ii).1                  Amended and Restated By-Laws of Registrant.*

                     4.1                      Reference is Made to Exhibits 3(i).1 Through 3(ii).1.*

                     4.2                      Specimen Stock Certificate.*

                     27.1                     Financial Data Schedule.


          * Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 27, 1997 (File Number 0-21577).


          (b) Reports on Form 8-K. There were no reports on Form 8-K for the three-month period ended March 28, 1998.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, County of Boulder, State of Colorado, on the eleventh day of May, 1998.

                          Wild Oats Markets, Inc.

                          By /s/    Mary Beth Lewis
                                    Mary Beth Lewis
                                    Executive  Officer,  Vice  President of
                                    Finance,  Treasurer  and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)