Form 10-K405/A
period 1997-12-27
WILD OATS MARKETS INC
filed 1998-06-15
CIK 909990

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-K/A


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

                               TABLE OF CONTENTS

                                                                                               PAGE

PART I.

Item 1.  Business.                                                                                1

Item 2.  Properties.                                                                              9

Item 3.  Legal Proceedings.                                                                      11

Item 4.  Submission of Matters to a Vote of Security Holders.                                    11

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.                  11

Item 6.  Selected Financial Data.                                                                11

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.  11

Item 8.  Financial Statements and Supplementary Data.                                            11

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.   12

PART III.

Item 10. Directors and Executive Officers of the Registrant.                                     12

Item 11. Executive Compensation.                                                                 12

Item 12. Security Ownership of Certain Beneficial Owners and Management.                         12

Item 13. Certain Relationships and Related Transactions.                                         12

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.                     12-14

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

  The Company currently has leases signed or property acquired or identified and under contract for eight new stores projected to be opened in fiscal 1998, and three new sites and two relocations projected to be opened in fiscal 1999, as follows:

                                     Projected                                                    Projected
                                     ---------                                                    ---------
Site Name                           Opening Date         Site Name                               Opening Date
---------                           ------------         ---------                               ------------
1.   Princeton, NJ                      1998             8.   Las Vegas, NV                           1998
2.   Santa Monica, CA                   1998             9.   Kansas City, MO                         1999
3.   Columbus, OH                       1998             10.  Miami, FL                               1999
4.   Denver, CO                         1998             11.  Eugene, OR                              1999
5.   Miami Beach, FL                    1998             12.  Santa Fe, NM*                           1999
6.   Hinsdale, IL                       1998             13.  Ft. Collins, CO*                        1999
7.   Dallas, TX                         1998

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

Meat/Poultry/
 Seafood Fresh beef, lamb, pork, seafood and free-range poultry, as well as value-added meat products such as stuffed peppers, marinated meats and home-made sausages;

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

TRADEMARKS

  Wild Oats(R), and Wild Oats Community Markets(R) are federally registered trademarks and Alfalfa's Market/(TM)/, Oasis Fine Foods/(TM)/, Sunshine Grocery/(TM)/ and Capers Whole Foods Market/(TM)/ are trademarks owned by the Company.


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

                      [MAP OF UNITED STATES APPEARS HERE]

ARIZONA            COLORADO            ILLINOIS         OREGON
-------            --------            --------         ------
Phoenix (2)        Aurora              Buffalo Grove    Eugene (2)
Scottsdale (1)     Boulder (3)
                   Colorado Springs    KANSAS           TENNESSEE
                   Denver (4)          ------           ---------
CALIFORNIA         Fort Collins (2)    Mission          Memphis (2)
----------         Greenwood Village                    Nashville
Berkeley           Lakewood
Mission Viejo      Littleton           MISSOURI
Laguna Beach       Westminster         --------
Los Angeles                            Kansas City      UTAH
Pasadena           FLORIDA             St. Louis        ----
Sacramento         -------                              Salt Lake City (3)
San Anselmo        Boca Raton
Santa Monica       Fort Lauderdale     NEVADA           BRITISH COLUMBIA,
Sunnyvale          Pinecrest           ------           -----------------
West Hollywood     West Palm Beach     Las Vegas (2)    CANADA
                                                        ------
                                                        Vancouver (2)
                                       NEW MEXICO       West Vancouver
                                       ----------
                                       Albuquerque (2)
                                       Santa Fe (3)

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

     (c) Exhibits

     The following exhibits to this Form 10-K are filed pursuant to the requirements of Item 601 of Regulation S-K:

     EXHIBIT
     NUMBER      DESCRIPTION OF DOCUMENT
     ------      -----------------------
     3(i).1.(a)  Amended and Restated Certificate of Incorporation of the
                 Registrant.  (1)
     3(i).1.(b)  Certificate of Correction to Amended and Restated Certificate
                 of Incorporation of the Registrant.  (1)
     3(ii).1     Amended and Restated By-Laws of the Registrant.  (1)
     4.1         Reference is made to Exhibits 3(i).1 through 3(ii).1.
     4.2         Specimen stock certificate.  (2)
     10.1        Form of Indemnity Agreement between the Registrant and its directors and executive officers, with related schedule.  (2)
     10.2*       1996 Equity Incentive Plan, including forms of Options granted to employees and non-employee directors thereunder. (2)
     10.3*       1996 Employee Stock Purchase Plan.  (2)
     10.4*       1993 Stock Option Plan.  (2)
     10.5*       1991 Stock Option Plan.  (2)
     10.6*       Employee Stock Ownership Plan.  (2)
     10.7*       Employment Agreement between Registrant and Michael C.
                 Gilliland, dated July 12, 1996, as amended. (2)
     10.8*       Employment Agreement between Registrant and Elizabeth C. Cook, dated July 12, 1996, as amended. (2)
     10.9        Warrant to purchase Series C Preferred Stock issued to
                 Montgomery Securities dated November 14, 1994. (2)
     10.10       Amended and Restated Stockholders Agreement among the
                 Registrant and certain parties named therein dated August 1996.
                 (2)
     10.11       Registration Rights Agreement between the Registrant and
                 certain parties named therein dated July 12, 1996. (2)
     10.12       Credit Agreement between the Registrant, Bank One,
                 Indianapolis, National Association and Wells Fargo Bank dated as of April 15, 1997. (3)
     10.13       Lease Agreement between Registrant and Bway Property Limited
                 Partnership for the property located at 1645 Broadway, Boulder,
                 CO dated October 5, 1992. (2)
     10.14       Lease Agreement between Registrant and Bway Property Limited
                 Partnership for the property located at 1651 Broadway, Boulder,
                 CO dated October 11, 1982. (2)
     10.15       Amendment to Lease Agreements between Registrant and Bway
                 Property Limited Partnership dated March 9, 1995 for the
                 properties located at 1645 and 1651 Broadway, Boulder, CO. (2)
     10.16       Lease Agreement between Registrant and Overland Outfitters,
                 Inc. for the property located at 1655 Broadway, Boulder, CO dated April 10, 1989. (2)
     10.17       Lease between Registrant and AGF Property Management Corp. for the property located at 1111-23 South Washington Street,
                 Denver, CO dated October 12, 1994. (2)
     10.18*      Employment Agreement between Registrant and James Lee, dated
                 September 30, 1996. (2)
     10.19       Agreement and Plan of Merger between the Registrant, Alfalfa's,
                 Inc. and WO Holdings, Inc. dated June 4, 1996. (2)
     13.1**      Registrant's 1997 Annual Report to Stockholders.
     21.1**      List of subsidiaries.
     23.1**      Consent of Price Waterhouse LLP.
     27.1+       Financial Data Schedule - Year Ended December 27, 1997.
     27.2+       Restated Financial Data Schedule - Nine Months Ended September
                 27, 1997.
     27.3+       Restated Financial Data Schedule - Six Months Ended June 28,
                 1997.
     27.4+       Restated Financial Data Schedule - Three Months Ended March 29,
                 1997.
     27.5+       Restated Financial Data Schedule - Year Ended December 28,
                 1996.
     27.6+       Restated Financial Data Schedule - Nine Months Ended September
                 28, 1996.

________________________________

*Management Compensation Plan.
**Previously filed.
+Included herewith.

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



                              Wild Oats Markets, Inc.
                              (Registrant)



Date:  June 15, 1998                By: /s/ Mary Beth Lewis
                                        -------------------
                                    Mary Beth Lewis
                                    Executive Officer, Treasurer and Chief
                                    Financial Officer
                                    (Principal Financial and Accounting Officer)

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