Form 10-Q
period 1998-06-27
WILD OATS MARKETS INC
filed 1998-08-11
CIK 909990

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1998

                                      OR


(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

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

     Yes  (X)          No  (_)

As of August 3, 1998, there were 13,038,639 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

                               TABLE OF CONTENTS


                                                                            PAGE

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

            Consolidated Balance Sheet
              June 27, 1998 (Unaudited) and December 27, 1997                 3

            Consolidated Statement of Operations (Unaudited)
              Three and Six Months Ended June 27, 1998 and June 28, 1997      4

            Consolidated Statement of Cash Flows (Unaudited)
              Six Months Ended June 27, 1998 and June 28, 1997                5

            Notes to Consolidated Financial Statements (Unaudited)            6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      8

Item 3.  Quantitative and Qualitative Disclosures
           about Market Risks                                                13

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                                   14
Item 2.  Changes in Securities                                               14
Item 3.  Defaults Upon Senior Securities                                     14
Item 4.  Submission of Matters to a Vote of Security Holders                 14
Item 5.  Other Information                                                   14
Item 6.  Exhibits and Reports on Form 8-K                                    14

SIGNATURES                                                                   16

PART I.    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            WILD OATS MARKETS, INC.
                          CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                  JUNE 27,      DECEMBER 27,
                                                    1998            1997
                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                        $ 20,895       $ 46,686
  Accounts receivable (less allowance
     for doubtful accounts of $177 and
     $214, respectively)                              1,346            674
  Inventories                                        24,224         21,539
  Income tax receivable                                 343            317
  Prepaid expenses and other current assets           1,538            735
  Deferred income taxes                               1,143          1,447
                                                   --------       --------
     Total current assets                            49,489         71,398
                                                   --------       --------
Property and equipment, net                          78,771         56,285
Intangible assets, net                               52,643         44,389
Deposits and other assets                               890            841
Deferred income taxes                                   154            154
                                                   --------       --------
                                                   $181,947       $173,067
                                                   ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $ 22,267       $ 22,487
  Accrued liabilities                                12,481         11,848
                                                   --------       --------
     Total current liabilities                       34,748         34,335
Long-term debt                                          167            467
Deferred income taxes                                 2,460          2,341
Other liabilities                                     1,133            801
                                                   --------       --------
                                                     38,508         37,944
                                                   --------       --------

Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000
     shares authorized; no shares
     issued and outstanding
  Common stock, $.001 par value; 20,000,000
     shares authorized; 13,013,809 and
     12,745,971 shares issued and outstanding            13             13
  Additional paid-in capital                        139,606        136,815
  Retained earnings (accumulated deficit)             3,922         (1,574)
  Accumulated other comprehensive income               (102)          (131)
                                                   --------       --------
     Total stockholders' equity                     143,439        135,123
                                                   --------       --------
                                                   $181,947       $173,067
                                                   ========       ========


   The accompanying notes are an integral part of the consolidated financial statements.

                            WILD OATS MARKETS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                  (UNAUDITED)



                                                                 THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                 JUNE 27,  JUNE 28,  JUNE 27,  JUNE 28,
                                                                   1998      1997      1998      1997

Sales                                                             $98,663   $76,677  $190,266  $146,405
Cost of goods sold and occupancy costs                             67,877    53,403   130,824   101,188
                                                                  -------   -------  --------  --------
  Gross profit                                                     30,786    23,274    59,442    45,217
Operating expenses:
  Direct store expenses                                            21,948    17,646    42,249    33,671
  Selling, general and administrative expenses                      3,856     2,878     7,627     6,089
  Pre-opening expenses                                                432                 981       183
  Non-recurring expenses                                              393                 393
                                                                  -------   -------  --------  --------
     Income from operations                                         4,157     2,750     8,192     5,274
  Interest income, net                                                140        77       524       232
                                                                  -------   -------  --------  --------
     Income before income taxes                                     4,297     2,827     8,716     5,506
     Income tax expense                                             1,693     1,150     3,408     2,273
                                                                  -------   -------  --------  --------
Net income                                                          2,604     1,677     5,308     3,233
                                                                  -------   -------  --------  --------
Other comprehensive income:
Foreign currency translation adjustment, net                            8        26        30         5
                                                                  -------   -------  --------  --------

Comprehensive income                                              $ 2,612   $ 1,703  $  5,338  $  3,238
                                                                  =======   =======  ========  ========

Basic net income per common share                                 $  0.20   $  0.16  $   0.41  $   0.31
                                                                  =======   =======  ========  ========

Diluted net income per common share                               $  0.19   $  0.16  $   0.39  $   0.31
                                                                  =======   =======  ========  ========

Average common shares outstanding                                  12,997    10,418    12,954    10,369
Dilutive effect of stock options                                      491       244       486       191
                                                                  -------   -------  --------  --------
Average common shares outstanding assuming dilution                13,488    10,662    13,440    10,560
                                                                  =======   =======  ========  ========




   The accompanying notes are an integral part of the consolidated financial statements.

                            WILD OATS MARKETS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                SIX MONTHS ENDED
                                                               JUNE 27,   JUNE 28,
                                                                  1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $  5,308   $  3,233
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Depreciation and amortization                                   5,985      4,110
  Loss (gain) on disposal of property and equipment                (106)      (487)
  Deferred tax provision                                            426        833
  Deferred severance payment                                                   476
  Change in assets and liabilities:
     Inventories                                                 (1,149)        40
     Receivables and other assets                                (1,017)         7
     Accounts payable                                              (494)      (793)
     Accrued liabilities                                          1,526     (1,073)
                                                               --------   --------
       Net cash provided by operating activities                 10,479      6,346
                                                               --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                            (27,138)    (7,993)
Payment for purchase of acquired
  entities, net of cash acquired                                 (9,585)    (8,892)
Proceeds from sales of equipment                                               566
                                                               --------   --------
  Net cash used by investing activities                         (36,723)   (16,319)
                                                               --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt                                         (705)    (1,099)
Proceeds from issuance of common stock                            1,128      1,861
                                                               --------   --------
  Net cash provided by financing activities                         423        762
                                                               --------   --------

Effect of exchange rate changes on cash                              30          6
                                                               --------   --------
Net decrease in cash and cash equivalents                       (25,791)    (9,205)
Cash and cash equivalents at beginning of period                 46,686     16,404
                                                               --------   --------
Cash and cash equivalents at end of period                     $ 20,895   $  7,199
                                                               ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                       $      6   $     51
                                                               ========   ========
  Cash paid for income taxes                                   $  2,575   $    929
                                                               ========   ========

Supplemental schedule of noncash investing
  and financing activities:
  Short-term note receivable for sale of property              $    365
                                                               ========
  Acquisition of property with
     seller-financed long-term debt                                       $    480
                                                                          ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            WILD OATS MARKETS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   ACCOUNTING POLICIES

     The consolidated balance sheet as of June 27, 1998, the consolidated statement of operations for the three and six months ended June 27, 1998 and June 28, 1997, as well as the consolidated statement of cash flows for the six months ended June 27, 1998 and June 28, 1997 have been prepared without an audit. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation thereof, have been made.

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

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.
     SOP 98-1, which is effective for transactions in fiscal years beginning after December 15, 1998, provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company will adopt SOP 98-1 for the 1999 fiscal year, but does not expect such adoption to have a material effect on its reported financial results.

     In April 1998, the AICPA issued SOP 98-5, Accounting for the Costs of Start-Up Activities. SOP 98-5 provides guidance on how entities should account for start-up costs, such as pre-opening costs, pre-operating costs, organization costs and start-up costs. SOP 98-5 requires that the costs of start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, and the initial application should be reported as a cumulative effect of a change in accounting principle. The Company will adopt SOP 98-5 in fiscal 1999 and does not expect such adoption to have a material impact on the Company's results of operations.

     In June 1998, the FASB issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 133, which is effective for fiscal years beginning after June 15, 1999, requires all derivatives to be recognized in the balance sheet as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of FAS No. 133. The Company will adopt FAS No. 133 for the 2000 fiscal year, but does not expect such adoption to materially affect financial statement presentation.

3.   BUSINESS COMBINATIONS

     During the second quarter of 1998, the Company acquired the assets of three operating natural foods grocery stores in New York, New York, Santa Barbara, California, and Victoria, British Columbia in exchange for $7.4 million in cash. The acquisitions were accounted for using the purchase method, and the excess cost over the fair value of the net assets acquired of $6.3 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

     Also during the second quarter of 1998, the Company issued 133,363 shares of the Company's common stock in exchange for all of the common stock of two companies operating natural foods grocery stores in Columbus, Ohio and Little Rock, Arkansas. The acquisitions were accounted for as poolings of interests, and, accordingly, the Company's consolidated financial statements for the six months ended June 27, 1998 include the operations of the acquired stores, adjusted to conform with the Company's accounting policies and presentation. The Company's financial statements prior to 1998 were not restated based on the immaterial effect of the poolings. Non-recurring, acquisition-related expenses of $393,000 were recorded in conjunction with the poolings.

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

5.   STOCKHOLDER RIGHTS PLAN

     The Company has adopted a stockholder rights plan having both "flip-in" and "flip-over" provisions. Stockholders of record as of May 22, 1998 received the right ("Right") to purchase a fractional share of preferred stock at a purchase price of $145 for each share of common stock held. In addition, until the Rights become exercisable as described below and in certain limited circumstances thereafter, the Company will issue one Right for each share of common stock issued after May 22, 1998. For the "flip-in provision," the Rights would become exercisable only if a person or group acquires beneficial ownership of 15% (the "Threshold Percentage") or more of the outstanding common stock. Holdings of certain existing affiliates of the Company are excluded from the Threshold Percentage. In that event, all holders of Rights other than the person or group who acquired the Threshold Percentage would be entitled to purchase shares of common stock at a substantial discount to the then-current market price. This right to purchase common stock at a discount would be triggered as of a specified number of days following the passing of the Threshold Percentage. For the "flip-over" provision, if the Company was acquired in a merger or other business combination or transaction, the holders of such Rights would be entitled to purchase shares of the acquiror's common stock at a substantial discount.

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

UNCERTAIN ABILITY TO EXECUTE GROWTH STRATEGY

The Company's business has grown considerably in size and geographic scope, increasing from 11 stores in 1993, to its current size of 57 stores in 16 states and Canada. The Company acquired six operating natural foods stores, opened three new stores, and relocated one store during the six months ended June 27, 1998. The Company also closed two stores in anticipation of relocations to new sites and sold two stores, both in Colorado, during the six months ended June 27, 1998. During 1997, the Company opened four stores, relocated one store and acquired nine stores. The Company's ability to implement its growth strategy depends to a significant degree upon its ability to open or acquire stores in existing and new markets and to integrate and operate those stores profitably. While the Company plans to expand primarily through the opening of new stores, it will continue to pursue acquisitions of natural foods retailers where attractive opportunities exist. The Company's growth strategy is dependent upon a number of factors, including its ability to: (i) access adequate capital resources; (ii) expand into regions where it has no operating experience; (iii) identify markets that meet its site selection criteria; (iv) locate suitable store sites and negotiate acceptable lease terms; (v) locate acquisition targets and negotiate acceptable acquisition terms; (vi) hire, train and integrate management and store employees; (vii) recruit, train and retain regional pre-opening and support teams; and (viii) expand its distribution and other operating systems. In addition, the Company pursues a strategy of clustering stores in each of its markets to increase overall sales, achieve operating efficiencies and further penetrate markets. In the past, when the Company has opened a store in a market where it had an existing presence, the Company has experienced a decline in the sales and operating results at certain of its existing stores in these markets. The Company intends to continue to pursue its store clustering strategy and expects the sales and operating results trends for other stores in an expanded market to continue to experience temporary declines related to the clustering of stores. Further, acquisitions involve a number of additional risks, such as short-term negative effects on the Company's reported operating results, diversion of management's attention, unanticipated problems or legal liabilities, and the integration of potentially dissimilar operations, some or all of which could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will achieve its planned expansion in existing markets, enter new markets, or operate or integrate its existing, newly-opened or newly-acquired stores profitably. If the Company fails to do so, the Company's business, results of operations and financial condition will be materially and adversely affected. In addition, the Company's ability to execute its growth strategy is partially dependent upon the demographic trends and market conditions in the natural foods industry and any change in those trends and conditions could adversely affect the Company's future growth rate.

COMPETITION

As Wild Oats enters new geographic markets, its success will depend in part on its ability to gain market share from established competitors and to compete effectively with the entry of natural foods grocery competitors into its existing markets. In addition, traditional and specialty grocery stores may expand more aggressively in marketing a broader range of natural foods and related products and thereby compete directly with the Company for products, customers and locations. The Company expects competition from both new and existing competitors to increase in its markets, and there can be no assurance that the Company will be able to compete effectively in the future. The Company believes its primary competitor in the natural foods grocery store market is Whole Foods Market, Inc. ("Whole Foods"), a publicly-traded company based in Texas. Whole Foods opened a 39,000-square-foot store in Boulder, Colorado, the location of the Company's headquarters and two of its stores, in late February 1998. The impact on sales at the Company's Boulder stores has been similar to the impact of the Company's opening of a store in a market where the Company has an existing presence. While the impact on sales at the Company's Boulder stores has been within the level expected by management, at this time the Company cannot evaluate what long-term impact increased competition from Whole Foods will have on its overall sales. The Company's Boulder, Colorado stores account for less than 10% of the Company's overall sales revenues. Whole Foods' management also has announced that it intends to seek additional store sites in other cities in which the Company has stores, and has announced it has acquired sites in Denver, Colorado and Santa Fe, New Mexico, cities in which the Company has several stores. If Whole Foods is successful in opening stores in locations in which the Company has or intends to open stores, the Company's sales and operating results at such stores may be materially adversely affected.

FLUCTUATIONS IN FINANCIAL RESULTS

The Company's results of operations may fluctuate significantly from period-to-period as the result of a variety of factors, including: (i) the number, timing, mix and cost of store openings, acquisitions or closings; (ii) the ratio of stores opened to stores acquired; (iii) the opening of stores by the Company or its competitors in markets where the Company has existing stores; (iv) comparable store sales results; (v) the ratio of urban format to supermarket format stores; and (vi) seasonality in sales volume and sales mix in certain geographic regions. The Company incurs significant pre-opening expenses, and new stores typically experience an initial period of operating losses. As a result, the opening of a significant number of stores in a single quarter will have an adverse effect on the

Company's results of operations. Additionally, the opening of competing stores may have a similar adverse effect on results of operations. Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future financial performance.

A variety of factors affect the Company's comparable store sales results, including, among others, the relative proportion of new stores to mature stores, the opening of stores by the Company or its competitors in markets where the Company has existing stores, the timing of promotional events, the Company's ability to execute its operating strategy effectively, changes in consumer preferences for natural foods and general economic conditions. Past increases in comparable store sales may not be indicative of future performance. The Company's comparable store sales results have been negatively affected in the past by planned cannibalization (the loss of sales at an existing store when the Company opens a new store nearby) resulting from the implementation of the Company's store clustering strategy. The Company's comparable store sales increases during the second quarter of 1998 were negatively affected by planned cannibalization in its Boulder and Denver, Colorado and Phoenix, Arizona markets, as well as by new competition in Boulder, Colorado. The Company expects that comparable store sales increases will be negatively affected by planned cannibalization in the third and fourth quarters of 1998 due to the opening of new stores in existing markets in Santa Monica, California and Denver, Colorado. There can be no assurance that comparable store sales for any particular period will not decrease in the future.

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

In April 1998, the United States Food and Drug Administration ("FDA") published a proposed amendment to the Dietary Supplement Health and Education Act of 1994. The Company believes the proposed amendments could substantially limit the consumer's access to important information on vitamins and supplements. The Company intends to submit a response to the proposed amendment before the end of the FDA comment period in August 1998. The Company also has launched a consumer education campaign to encourage consumers to comment to the FDA on the proposed amendments. If the proposed amendments are adopted as currently drafted, information about, and perhaps access to, vitamins and supplements could be restricted, which could have an adverse effect on the Company's business, results of operations and financial condition.

OWNERSHIP AND SALE OF REAL PROPERTY

In 1996 and 1997 and in the first six months of 1998, the Company purchased, or entered into contracts to purchase, parcels of real property for the construction or remodeling of new stores or the relocation of existing stores. The Company also purchased a ground lease on undeveloped real property. The Company has constructed one, and intends to construct three new stores on undeveloped real property purchased by the Company or subject to a ground lease acquired by the Company. There can be no assurance that the Company will be successful in constructing the planned stores within the Company's projected budgets or on the schedules currently anticipated. Failure to complete these projects on time or within budget could have a material adverse impact on the Company's business, results of operations and financial condition. The Company anticipates that, after construction or remodeling of stores on certain of the acquired properties is completed, it will sell the land and buildings in one or more sale-leaseback transactions under which the Company will lease the stores from the purchaser of the property. There can be no assurance that the Company will be successful in locating and negotiating acceptable transactions with one or more parties for the sale-leaseback of the properties currently owned by the Company, which may result in unplanned long-term uses of the Company's cash that would otherwise be available to fund operations.

ANTI-TAKEOVER CONSIDERATIONS

The Company has adopted a stockholder rights plan having both "flip-in" and "flip-over" provisions. Stockholders of record as of May 22, 1998 received the right ("Right") to purchase a fractional share of preferred stock at a purchase price of $145 for each share of common stock held. In addition, until the Rights become exercisable as described below and in certain limited circumstances thereafter, the Company will issue one Right for each share of common stock issued after May 22, 1998. For the "flip-in provision," the Rights would become exercisable only if a person or group acquires beneficial ownership of 15% (the "Threshold Percentage") or more of the outstanding common stock. Holdings of certain existing affiliates of the Company are excluded from the Threshold Percentage. In that event, all holders of Rights other than the person or group who acquired the Threshold Percentage would be entitled to purchase shares of common stock at a substantial discount to the then-current market price. This right to purchase common stock at a discount would be triggered as of a specified number of days following the passing of the Threshold Percentage. For the "flip-over" provision, if the Company was acquired in a merger or other business combination or transaction, the holders of such Rights would be entitled to purchase shares of the acquiror's common stock at a substantial discount.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of sales:



                                                 THREE MONTHS ENDED      SIX MONTHS ENDED
                                                 JUNE 27,   JUNE 28,   JUNE 27,   JUNE 28,
                                                    1998       1997       1998       1997

Sales                                              100.0%     100.0%     100.0%     100.0%
Cost of goods sold and occupancy costs              68.8       69.6       68.8       69.1
                                                   -----      -----      -----      -----
Gross margin                                        31.2       30.4       31.2       30.9
Direct store expenses                               22.3       23.0       22.2       23.0
Selling, general and administrative expenses         3.9        3.8        4.0        4.2
Pre-opening expenses                                 0.4                   0.5        0.1
Non-recurring expenses                               0.4                   0.2
                                                   -----      -----   --------   --------
Income from operations                               4.2        3.6        4.3        3.6
Interest income, net                                 0.1        0.1        0.3        0.2
                                                   -----      -----      -----      -----
Income before income taxes                           4.3        3.7        4.6        3.8
Income tax expense                                   1.7        1.5        1.8        1.6
                                                   -----      -----      -----      -----
Net income                                           2.6%       2.2%      2.8 %       2.2%
                                                   =====      =====      =====      =====


STORE OPENINGS, CLOSINGS, REMODELS, RELOCATIONS and ACQUISITIONS. During the second quarter of 1998, the Company opened two new stores in Princeton, New Jersey and Columbus, Ohio and acquired five stores, one each in Columbus, Ohio (which was subsequently relocated), New York, New York, Victoria, British Columbia, Santa Barbara, California and Little Rock, Arkansas, and sold one store in Boulder, Colorado. The Company also closed two stores in Fort Collins, Colorado and Denver, Colorado in anticipation of relocations to new sites. The Company plans to open as many as five additional new stores and relocate three stores during the remainder of 1998. The Company anticipates that it also may acquire one or more operating natural foods grocery stores during the remainder of 1998. The Company's results of operations have been and will continue to be affected by, among other things, the number, timing and mix of store openings, acquisitions or closings. New stores build their sales volumes and refine their merchandise selection gradually and, as a result, generally have lower gross margins and higher operating expenses as a percentage of sales than more mature stores. The Company anticipates that the new stores opened in 1998 will experience operating losses for the first six to 12 months of operation, in accordance with historic trends. Further, acquired stores, while generally profitable as of acquisition date, generate lower gross margins and store contribution margins than the Company average, due to their substantially lower volume purchase discounts. Over time, typically six months, as the Company sells through the acquired inventories and implements its volume purchase discounts, the Company expects that the gross margin and store contribution margin of the acquired stores will approach the Company average. The Company anticipates that a high concentration of acquired stores, such as that seen in the first six months of 1997, will have a temporary negative impact on the Company's consolidated gross margin and store contribution margin. The Company is actively upgrading and remodeling some of its older stores, including four remodels commenced in the first six months of 1998. Remodels typically cause short-term disruption in sales volume and related increases in certain expenses as a percentage of sales, such as payroll. Remodels on average take between 90 and 120 days to complete. The Company cannot predict whether sales disruptions and the related impact on earnings may be greater in time or volume than projected in certain remodeled stores. The Company will continue to evaluate the profitability of all of its stores on an ongoing basis and may, from time to time, make decisions regarding closures, disposals, relocations or remodels in accordance with such evaluations. As part of this strategy, during the first six months of 1998, the Company sold two stores in Colorado, and consolidated its stores in Fort Collins, Colorado by closing one store located there.

SALES. Sales for the three months ended June 27, 1998 increased 28.7% to $98.7 million from $76.7 million for the same period in 1997. Sales for the six months ended June 27, 1998 increased 30.0% to $190.3 million from $146.4 million for the same period in 1997. The increases were primarily due to the opening of three new stores, the acquisition of six stores, and the relocation of one store in the first six months of 1998, and the inclusion of four new stores opened, one relocated store, and nine stores acquired in 1997. Comparable store sales increased 2% for the second quarter of 1998 and 4% for the first six months of 1998, based on both new and acquired stores that have been operating longer than 12 months. The Company expects its comparable store sales increases to fluctuate from 4% to 6% in the remaining quarters of 1998 due to planned cannibalization in certain markets as well as competition. See "Risk Factors--Fluctuations in Financial Results".

GROSS PROFIT. Gross profit for the three months ended June 27, 1998 increased 32.3% to $30.8 million from $23.3 million for the same period in 1997. Gross profit for the six months ended June 27, 1998 increased 31.5% to $59.4 million from $45.2 million for the same period in 1997. The increases in gross profit are primarily attributable to the increase in the number of stores operated by the Company. Gross profit as a percentage of sales for the three months ended June 27, 1998 increased to 31.2% from 30.4% for the same period in 1997. Gross profit as a percentage of sales for the six months ended June 27, 1998 increased to 31.2% from 30.9% for the same period in 1997. The increases are primarily attributable to the maturation of the Company's store base, the Company's volume purchase discounts, and enhanced inventory management.

DIRECT STORE EXPENSES. Direct store expenses for the three months ended June 27, 1998 increased 24.4% to $21.9 million from $17.6 million for the same period in 1997. Direct store expenses for the six months ended June 27, 1998 increased 25.5% to $42.2 million from $33.7 million for the same period in 1997. The increases in direct store expenses are attributable to the increase in the number of stores operated by the Company. Direct store expenses as a percentage of sales for the three months ended June 27, 1998 decreased to 22.2% from 23.0% for the same period in 1997. Direct store expenses as a percentage of sales for the six months ended June 27, 1998 decreased to 22.2% from 23.0% for the same period in 1997. The decreases are due to the matured performance of the new stores opened in 1997, as well as improved control of direct store expenses, particularly payroll and benefits costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended June 27, 1998 increased 34.0% to $3.9 million from $2.9 million for the same period in 1997. Selling, general and administrative expenses for the six months ended June 27, 1998 increased 25.3% to $7.6 million from $6.1 million for the same period in 1997. Selling, general and administrative expenses as a percentage of sales for the three months ended June 27, 1998 increased to 3.9% from 3.8% for the same period in 1997. The increases are the result of additional central and regional support staff and infrastructure that the Company has added to support its increased number of stores. For the six months ended June 27, 1998, selling, general and administrative expenses as a percentage of sales decreased to 4.0% from 4.2% as compared to the same period in 1997. The decrease is the result of greater leverage of overhead expenses over higher sales volumes. Selling, general and administrative expenses have been running higher than expected in the first six months of 1998 due to additional personnel costs in the information technologies, marketing and purchasing departments needed to support the Company's growth plans, as well as additional costs to distribute the Company's monthly marketing materials, such as its specials flyers, to its customers. The Company anticipates that the higher levels of selling, general and administrative expenses will continue through 1998. In addition, the Company will be moving its corporate offices in the third quarter of 1998 to a larger facility to accommodate an increased support staff for its larger base of stores. It is anticipated that there will be additional selling, general and administrative expenses for rent and utilities on the new facility, and the costs of relocating the information systems currently used by the Company.

PRE-OPENING EXPENSES. Pre-opening expenses for the three months ended June 27, 1998 were $432,000. Pre-opening expenses as a percentage of sales for the three months ended June 27, 1998 were 0.4%. There were no pre-opening expenses for the same period in 1997. Pre-opening costs for the six months ended June 27, 1998 increased 436.1% to $981,000 from $183,000 for the same period in 1997. For the six months ended June 27, 1998, pre-opening costs as a percentage of sales increased to 0.5% from 0.1% due to the opening of three new stores and the relocation of one store in the first six months of 1998 as compared to one new store in the same period in 1997.

NON-RECURRING EXPENSES. In conjunction with the Company's pooling-of-interests transactions during the three months ended June 27, 1998, the Company recorded a non-recurring charge of $393,000. The charge is attributable to severance costs, lease termination costs, and asset write-downs.

NET INTEREST INCOME. Net interest income for the three months ended June 27, 1998 increased 81.8% to $140,000 from $77,000 for the same period in 1997. Net interest income for the six months ended June 27, 1998 increased 125.9% to $524,000 from $232,000 for the same period in 1997. Net interest income as a percentage of sales for the three months ended June 27, 1998 remained constant at 0.1% for the same period in 1997. Net interest income as a percentage of sales for the six months ended June 27, 1998 increased to 0.3% from 0.2% for the same period in 1997. The change is attributable to the investment of the net proceeds from the Company's public offerings in December 1997 and October 1996 and to lower levels of indebtedness incurred to fund new store openings and acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of capital have been cash flow from operations, trade payables, bank indebtedness, and the sale of equity securities. Primary uses of cash have been the financing of new store development, new store openings, acquisitions and purchases of real property.

Net cash provided by operating activities was $10.5 million during the six months ended June 27, 1998 as compared to $6.3 million during the same period in 1997. Cash provided by operating activities increased during this period primarily due to increases in net income before depreciation and amortization expense and increases in accrued liabilities. The Company has not required significant external financing to support inventory requirements at its existing and new stores because it has been able to rely on vendor financing for most of the inventory costs, and anticipates that vendor financing will continue to be available for new store openings.

Net cash used by investing activities was $36.7 million during the six months ended June 27, 1998 as compared to $16.3 million during the same period in 1997. The increase is due to the opening of four new stores, the acquisition of six stores, the purchase of certain parcels of real property, and six store remodels in the first six months of 1998 as compared to one new store and six acquired stores in the first six months of 1997, as well as the construction costs incurred for new stores in development which are expected to open in the remainder of 1998.

Net cash provided by financing activities was $423,000 during the six months ended June 27, 1998 as compared to $762,000 during the same period in 1997. The change reflects decreased issuance of common stock during the first six months of 1998.

The Company has a revolving line of credit of $40.0 million. The facility has a seven-year term and bears interest, at the Company's option, at the prime rate or LIBOR plus 1.25%. The line of credit agreement includes certain financial and other covenants, as well as restrictions on payments of dividends. As of August 6, 1998, there were no borrowings outstanding under this facility.

The Company spent approximately $15.5 million during the second quarter of 1998 for new store development, remodels and maintenance capital expenditures, exclusive of any acquisitions. The Company anticipates that it will spend approximately $35.0 million during 1998 for new store development, remodels and maintenance capital expenditures, exclusive of any acquisitions. Five new store openings and three store relocations are planned for the remainder of 1998. The Company's average capital expenditures to open a store, including leasehold improvements, equipment and fixtures, have ranged from approximately $1.0 million to $3.0 million over the past 24 months, excluding inventory costs and initial operating losses. The Company expects to increase the average size of its new stores and increase the number of its new store openings over time, and is using a greater proportion of new and custom equipment in its stores. Therefore, the Company anticipates that its average capital expenditures per store will increase over time by approximately $500,000.

In 1996 and 1997 and in the first two quarters of 1998, the Company purchased, or entered into contracts to purchase, real property or ground leases on which it intends to construct new stores or remodel or relocate certain existing stores. The Company constructed one new store that opened in March 1998, is currently constructing two stores planned to open in the fourth quarter of 1998 or first quarter of 1999, and plans to commence construction on one additional new store in early 1999. Construction of stores requires substantially greater cash outlays than the remodeling of existing buildings (i.e., $3.5 to $6.0 million as compared to $1.0 to $3.0 million). The Company intends to sell certain of the acquired real properties in one or more sale-leaseback transactions in order to recover the cash expended for the purchase of the underlying real property and the building construction costs. If the Company is not successful in locating and negotiating acceptable transactions with one or more parties for the sale and leaseback of certain of the properties currently owned by the Company, this may result in unplanned, long-term uses of the Company's cash that otherwise would be available to fund operations. Additionally, unexpected permitting and construction delays could result in greater or longer-term cash outlays.

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

YEAR 2000 ISSUES

As the Year 2000 approaches, the Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software or hardware failures. The Company has determined that, with the exception of the Company's current headquarters voicemail system, all of its major software and hardware systems at its corporate headquarters are Year 2000 compliant. The cost for a Year 2000-compliant voicemail system is not material. The Company is in the process of installing point-of-sale hardware in its stores that are Year 2000 compliant. The existing point-of-sale hardware is being replaced to accommodate a point-of-sale system previously acquired by the Company, and not solely because such hardware is not Year 2000 compliant. The Company also is in the process of verifying whether its major suppliers, service providers, and financial institutions are Year 2000 compliant. One of the Company's distributors has disclosed that certain of its warehouse facilities' systems are not Year 2000 compliant, but that it will be purchasing compliant systems in 1998 and 1999. The Company cannot currently evaluate what, if any, impact a failure by the distributor to install compliant systems will have on the Company's operations. The Company has commenced review of the various individual mechanical systems, such as HVAC, refrigeration and security systems, in its stores to determine whether any Year 2000 compliance issues exist as to these systems. The Company will contact the suppliers of certain store systems where Year 2000 compliance may be an issue to obtain confirmation of compliance or instructions for reprogramming in the event of a compliance problem. The Company does not anticipate that any major store systems will require replacement because of Year 2000 compliance concerns. The Company will continue to make certain investments in its software systems and applications to ensure that they are Year 2000 compliant. The financial impact to the Company is not anticipated to be material in any single year.

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

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1, which is effective for transactions in fiscal years beginning after December 15, 1998, provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company will adopt SOP 98-1 for the 1999 fiscal year, but does not expect such adoption to have a material effect on its reported financial results.

In April 1998, the AICPA issued SOP 98-5, Accounting for the Costs of Start-Up Activities. SOP 98-5 provides guidance on how entities should account for start-up costs, such as pre-opening costs, pre-operating costs, organization costs and start-up costs. SOP 98-5 requires that the costs of start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, and the initial application should be reported as a cumulative effect of a change in accounting principle. The Company will adopt SOP 98-5 in fiscal 1999 and does not expect adoption to have a material effect on the Company's results of operations.

In June 1998, the FASB issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 133, which is effective for fiscal years beginning after June 15, 1999, requires all derivatives to be recognized in the balance sheet as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of FAS No. 133. The Company will adopt FAS No. 133 for the 2000 fiscal year, but does not expect such adoption to materially affect financial statement presentation.

ITEM 3.   QUANTITATIVE AND QUALITATIVE
          DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Alfalfa's Canada, Inc., the Company's Canadian subsidiary, is a defendant in a suit brought in the Supreme Court of British Columbia, by one of its distributors, Waysafer Wholefoods Limited and one of its principals, seeking monetary damages for breach of contract and injunctive relief to enforce a buying agreement for the three Canadian stores entered into by a predecessor of Alfalfa's Canada, Inc. Under the buying agreement, the stores must buy products carried by the plaintiff if such are offered at the current advertised price of its competitors. The suit was filed in September 1996. In June 1998, the Company filed a Motion for Dismissal on the grounds that the contract in dispute constituted a restraint of trade. The Motion was subsequently denied. The Company does not believe its potential exposure in connection with the suit to be material. There are no other material pending legal proceedings to which the Company or its subsidiaries are a party. From time to time, the Company is involved in lawsuits that the Company considers to be in the normal course of its business.

ITEM 2.  CHANGES IN SECURITIES

On May 1, 1998, the Company acquired all of the outstanding capital stock of an Ohio corporation that owned an operating natural foods store in Columbus, Ohio, for 28,433 shares of the Company's common stock and the assumption of certain liabilities. On June 19, 1998, the Company acquired all of the outstanding capital stock of an Arkansas corporation that owned an operating natural foods store in Little Rock, Arkansas, for 104,930 shares of the Company's common stock and the assumption of certain liabilities. In each of the described transactions, the Company's common stock was issued in a non-public transaction to a limited number of unaccredited investors pursuant to an exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

On May 5, 1998, the Company's Board of Directors adopted a Stockholder Rights Plan and declared a dividend distribution of one right to purchase one one-hundredth of a share of a new series of junior participating preferred stock for each share of common stock held. The non-taxable distribution was made on May 22, 1998, to stockholders of record on that date.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders, held on May 4, 1998, the Company's stockholders elected the following directors for a three-year term:
John A. Shields and Brian K. Devine. The directors were elected by the following number of votes:

                                       For              Withheld
                                       ---              --------

     John A. Shields                10,992,487           17,251
     Brian K. Devine                10,001,844           17,894


The remaining directors whose terms continue after the meeting date are Elizabeth C. Cook, David L. Ferguson, James B. McElwee, Michael C. Gilliland and David M. Chamberlain.

The Stockholders also ratified the Amendment to the 1996 Equity Incentive Plan to increase by 825,000 shares the number of shares of Company common stock reserved for issuance under the Company's 1996 Equity Incentive Plan by a vote of 7,919,546 for, 785,640 against, 36,267 abstained and 2,268,284 Broker non-
votes. In addition, the stockholders also ratified the appointment of Price Waterhouse LLP as the Company's independent accountants for fiscal 1998 by a vote of 10,978,591 for, 12,765 against, 17,832 abstained and 550 Broker non-votes.

ITEM 5.  OTHER INFORMATION

Not applicable.

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

              3(i).1.(a)  Amended and Restated Certificate of Incorporation of
                          Registrant.*

              3(i).1.(b)  Certificate of Correction to Amended and Restated
                          Certificate of Incorporation of the Registrant.*

              3(ii).1     Amended and Restated By-Laws of Registrant.*

              4.1         Reference is made to Exhibits 3(i).1 through 3(ii).1.*

              4.2 Rights Agreement dated as of May 22, 1998 between Wild Oats Markets, Inc. and Norwest Bank Minnesota N.A.**

              27.1        Financial Data Schedule.

* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 27, 1997 (File Number 0-21577).

** Incorporated by reference to the Company's Registration Statement on Form 8-A dated May 21, 1998.

    (b)  Reports on Form 8-K.

    The Company filed a report on Form 8-K dated May 21, 1998, covering the adoption by the Company of the Stockholder Rights Plan on May 5, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, County of Boulder, State of Colorado, on the 11th day of August 1998.


                                  WILD OATS MARKETS, INC.



                                  By  /s/ Mary Beth Lewis
                                      -------------------
                                          Mary Beth Lewis
                                  Executive Officer, Vice President of Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)