Form 10-Q
period 1998-09-26
WILD OATS MARKETS INC
filed 1998-11-10
CIK 909990

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1998

                                       OR


(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES
 EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________.

Commission file number 0-21577


                            WILD OATS MARKETS, INC.
             (Exact name of registrant as specified in its charter)

      DELAWARE                                                  84-1100630
(State or other jurisdiction of                         (I.R.S. Employer Number)
Identification incorporation or
organization)

                               3375 MITCHELL LANE
                          BOULDER, COLORADO 80301-2244
          (Address of principal executive offices, including zip code)

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

  Yes  (X)                         No  (_)

As of November 4, 1998, there were 13,066,342 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

                               TABLE OF CONTENTS

                                                                                    PAGE

PART I.     FINANCIAL INFORMATION
Item 1.    Financial Statements


           Consolidated Balance Sheet
              September 26, 1998 (Unaudited) and December 27, 1997                    3

           Consolidated Statement of Operations (Unaudited)
              Three and Nine Months Ended September 26, 1998 and September 27, 1997   4

           Consolidated Statement of Cash Flows (Unaudited)
              Nine Months Ended September 26, 1998 and September 27, 1997             5

           Notes to Consolidated Financial Statements (Unaudited)                     6

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                           7

Item 3.    Quantitative and Qualitative Disclosures
              About Market Risk                                                      12

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                         13
Item 2.    Changes in Securities                                                     13
Item 3.    Defaults Upon Senior Securities                                           13
Item 4.    Submission of Matters to a Vote of Security Holders                       13
Item 5.    Other Information                                                         13
Item 6.    Exhibits and Reports on Form 8-K                                          13

SIGNATURES                                                                           14


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            WILD OATS MARKETS, INC.
                           Consolidated Balance Sheet
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                 SEPTEMBER 26,   DECEMBER 27,
                                                      1998           1997
                                                  (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                           $ 24,110       $ 46,686
  Accounts receivable (less allowance
     for doubtful accounts of $167 and
     $214, respectively)                                 1,324            674
  Inventories                                           25,125         21,539
  Income tax receivable                                    281            317
  Prepaid expenses and other current assets              1,499            735
  Deferred income taxes                                    984          1,447
                                                      --------       --------
     Total current assets                               53,323         71,398
                                                      --------       --------
Property and equipment, net                             88,334         56,285
Intangible assets, net                                  51,556         44,389
Deposits and other assets                                  938            841
Deferred income taxes                                      339            154
                                                      --------       --------
                                                      $194,490       $173,067
                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $ 27,719       $ 22,487
  Accrued liabilities                                   16,700         11,848
                                                      --------       --------
     Total current liabilities                          44,419         34,335
Long-term debt                                                            467
Deferred income taxes                                    1,158          2,341
Other liabilities                                        2,065            801
                                                      --------       --------
                                                        47,642         37,944
                                                      --------       --------

Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000
     shares authorized; no shares
     issued and outstanding
  Common stock, $.001 par value; 20,000,000
     shares authorized; 13,046,512 and
     12,745,971 shares issued and outstanding               13             13
  Additional paid-in capital                           140,128        136,815
  Retained earnings (accumulated deficit)                6,922         (1,574)
  Accumulated other comprehensive income                  (215)          (131)
                                                      --------       --------
     Total stockholders' equity                        146,848        135,123
                                                      --------       --------
                                                      $194,490       $173,067
                                                      ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            WILD OATS MARKETS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                  (UNAUDITED)



                                                            Three Months Ended               Nine Months Ended
                                                       September 26,   September 27   September 26,    September 27,
                                                            1998           1997            1998            1997

Sales                                                        $96,796        $79,955        $287,062          $226,361
Cost of goods sold and occupancy costs                        66,662         55,259         197,486           156,448
                                                             -------        -------        --------           -------
  Gross profit                                                30,134         24,696          89,576            69,913
Operating expenses:
  Direct store expenses                                       20,824         18,582          63,073            52,252
  Selling, general and administrative expenses                 3,632          2,850          11,259             8,939
  Pre-opening expenses                                           802            146           1,783               329
  Non-recurring expenses                                                                        393
                                                             -------        -------        --------           -------
     Income from operations                                    4,876          3,118          13,068             8,393
  Interest income (expense), net                                  76            (16)            600               215
                                                             -------        -------        --------           -------
     Income  before income taxes                               4,952          3,102          13,668             8,608
     Income tax expense                                        1,951          1,270           5,359             3,543
                                                             -------        -------        --------           -------

Net income                                                     3,001          1,832           8,309             5,065
                                                             -------        -------        --------           -------

Other comprehensive income:
Foreign currency translation adjustment, net                    (113)            (5)            (84)
                                                             -------        -------        --------           -------


Comprehensive income                                         $ 2,888        $ 1,827        $  8,225          $  5,065
                                                             =======        =======        ========           =======

Basic net income per common share                            $  0.23        $  0.17        $   0.64          $   0.49
                                                             =======        =======        ========           =======

Diluted net income per common share                          $  0.22        $  0.17        $   0.62          $   0.47
                                                             =======        =======        ========           =======

Average common shares outstanding                             13,034         10,557          12,937            10,431
Dilutive effect of stock options                                 390            431             484               307
                                                             -------        -------        --------           -------
Average common shares outstanding assuming dilution           13,424         10,988          13,421            10,738
                                                             =======        =======        ========           =======




   The accompanying notes are an integral part of the consolidated financial statements.

                            WILD OATS MARKETS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                       Nine Months Ended
                                                         September 26,     September 27,
                                                              1998              1997

Cash Flows From Operating Activities
Net income                                                      $  8,309        $  5,065
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Depreciation and amortization                                    9,359           6,500
  Loss (gain) on disposal of property and equipment                 (106)           (560)
  Deferred tax provision                                              71           1,544
  Deferred severance payment                                                         476
  Change in assets and liabilities:
     Inventories                                                  (2,105)           (464)
     Receivables and other assets                                   (259)           (462)
     Accounts payable                                              5,022           1,629
     Accrued liabilities                                           5,576             847
                                                                --------        --------
       Net cash provided by operating activities                  25,867          14,575
                                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                             (39,420)        (12,809)
Payment for purchase of acquired
  entities, net of cash acquired                                  (9,585)        (14,003)
Proceeds from sales of equipment                                                     566
                                                                --------        --------
  Net cash used by investing activities                          (49,005)        (26,246)
                                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt                                          (861)         (1,099)
Proceeds from issuance of common stock                             1,517           2,479
                                                                --------        --------
  Net cash provided by financing activities                          656           1,380
                                                                --------        --------

Effect of exchange rate changes on cash                              (94)              1
                                                                --------        --------
Net decrease in cash and cash equivalents                        (22,576)        (10,290)
Cash and cash equivalents at beginning of period                  46,686          16,404
                                                                --------        --------
Cash and cash equivalents at end of period                      $ 24,110        $  6,114
                                                                ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                        $    237        $    106
                                                                ========        ========

  Cash paid for income taxes                                    $  3,757        $    225
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

                            WILD OATS MARKETS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   ACCOUNTING POLICIES

     The consolidated balance sheet as of September 26, 1998, the consolidated statement of operations for the three and nine months ended September 26, 1998 and September 27, 1997, as well as the consolidated statement of cash flows for the nine months ended September 26, 1998 and September 27, 1997 have been prepared without an audit. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation thereof, have been made.

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

2.   NEW ACCOUNTING PRONOUNCEMENTS

     In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 130, Reporting Comprehensive Income, and FAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The Company adopted FAS No. 130 in 1998, and the required presentation is shown in the consolidated balance sheet and consolidated statement of operations herein. The Company will adopt FAS No. 131 effective January 3, 1999; however, the Company does not expect FAS No. 131 to materially affect financial statement presentation.

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

     In April 1998, the AICPA issued SOP 98-5, Accounting for the Costs of Start-Up Activities. SOP 98-5 provides guidance on how entities should account for pre-opening costs, pre-operating costs, organization costs and start-up costs. SOP 98-5 requires that the costs of start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, and the initial application should be reported as a cumulative effect of a change in accounting principle. The Company will adopt SOP 98-5 in fiscal 1999 and does not expect such adoption to have a material impact on the Company's results of operations.

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

     Also during the second quarter of 1998, the Company issued 133,363 shares of the Company's common stock in exchange for all of the common stock of two companies operating natural foods grocery stores in Columbus, Ohio and Little Rock, Arkansas. The acquisitions were accounted for as poolings of interests, and, accordingly, the Company's consolidated financial statements for the nine months ended September 26, 1998 include the operations of the acquired stores, adjusted to conform with the Company's accounting policies and presentation. The Company's financial statements prior to 1998 were not restated based on the immaterial effect of the poolings. Non-recurring, acquisition-related expenses of $393,000 were recorded in conjunction with the poolings.

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

UNCERTAIN ABILITY TO EXECUTE GROWTH STRATEGY

The Company's business has grown considerably in size and geographic scope, increasing from 11 stores in 1993, to its current size of 60 stores in 17 states and Canada. The Company acquired six operating natural foods stores, opened five new stores, and relocated one store during the nine months ended September 26, 1998. The Company also closed two stores in anticipation of relocations to new sites and sold two stores, both in Colorado, during the nine months ended September 26, 1998. During 1997, the Company opened four stores, relocated one store and acquired nine stores. The Company's ability to implement its growth strategy depends to a significant degree upon its ability to open or acquire stores in existing and new markets and to integrate and operate those stores profitably. While the Company plans to expand primarily through the opening of new stores, it will continue to pursue acquisitions of natural foods retailers where attractive opportunities exist. The Company's growth strategy is dependent upon a number of factors, including its ability to: (i) access adequate capital resources; (ii) expand into regions where it has no operating experience; (iii) identify markets that meet its site selection criteria; (iv) locate suitable store sites and negotiate acceptable lease terms; (v) locate acquisition targets and negotiate acceptable acquisition terms; (vi) hire, train and integrate management and store employees; (vii) recruit, train and retain regional pre-opening and support teams; and (viii) expand its distribution and other operating systems. In addition, the Company pursues a strategy of clustering stores in each of its markets to increase overall sales, achieve operating efficiencies and further penetrate markets. In the past, when the Company has opened a store in a market where it had an existing presence, the Company has experienced a decline in the sales and operating results at certain of its existing stores in these markets. The Company intends to continue to pursue its store clustering strategy and expects the sales and operating results trends for other stores in an expanded market to continue to experience temporary declines related to the clustering of stores. Further, acquisitions involve a number of additional risks, such as short-term negative effects on the Company's reported operating results, diversion of management's attention, unanticipated problems or legal liabilities, and the integration of potentially dissimilar operations, some or all of which could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will achieve its planned expansion in existing markets, enter new markets, or operate or integrate its existing, newly-opened or newly-acquired stores profitably. If the Company fails to do so, the Company's business, results of operations and financial condition will be materially and adversely affected. In addition, the Company's ability to execute its growth strategy is partially dependent upon the demographic trends and market conditions in the natural foods industry and any change in those trends and conditions could adversely affect the Company's future growth rate.

COMPETITION

As Wild Oats enters new geographic markets, its success will depend in part on its ability to gain market share from established competitors and to compete effectively with the entry of natural foods grocery competitors and expansion of natural foods selections by conventional grocers into its existing markets. The Company believes its primary competitor in the natural foods grocery store market is Whole Foods Market, Inc. ("Whole Foods"), a publicly-traded company based in Texas. Whole Foods opened a store in Boulder, Colorado in February 1998. Whole Foods' management has announced that it intends to seek additional store sites in other cities in which the Company has stores, and has announced it has acquired sites in Denver, Colorado and Santa Fe, New Mexico, cities in which the Company has several stores. If Whole Foods is successful in opening stores in locations in which the Company has or intends to open stores, the Company's sales and operating results at such stores may be materially adversely affected.

FLUCTUATIONS IN FINANCIAL RESULTS

The Company's results of operations may fluctuate significantly from period-to-period as the result of a variety of factors, including: (i) the number, timing, mix and cost of store openings, acquisitions or closings; (ii) the ratio of stores opened to stores acquired; (iii) the opening of stores by the Company or its competitors in markets where the Company has existing stores; (iv) comparable store sales results; (v) the ratio of urban format to supermarket format stores; and (vi) seasonality in sales volume and sales mix in certain geographic regions. The Company incurs significant pre-opening expenses, and new stores typically experience an initial period of operating losses. As a result, the opening of a significant number of stores in a single quarter will have an adverse effect on the Company's results of operations. Conversely, delays in opening of planned new stores may result in revenue shortfalls for both the quarter and the year. Additionally, the opening of competing stores may have a similar adverse effect on results of operations. Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future financial performance.

A variety of factors affect the Company's comparable store sales results, including, among others, the relative proportion of new stores to mature stores, the opening of stores by the Company or its competitors in markets where the Company has existing stores, the timing of promotional events, the Company's ability to execute its operating strategy effectively, changes in consumer preferences for natural foods and general economic conditions. Past increases in comparable store sales may not be indicative of future performance. The Company's comparable store sales results have been negatively affected in the past by planned cannibalization (the loss of sales at an existing store when the Company opens a new store nearby) resulting from the implementation of the Company's store clustering strategy. The Company expects that comparable store sales increases have been or will continue to be negatively affected by planned cannibalization in the fourth quarter of 1998 and throughout 1999 due to the planned opening of new stores in several of the Company's existing markets including Santa Monica, California and Denver, Colorado in 1998 and Phoenix, Arizona, Kansas City, Missouri, St. Louis, Missouri, Las Vegas, Nevada and Albuquerque, New Mexico, in 1999. There can be no assurance that comparable store sales for any particular period will not decrease in the future.

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

In April 1998, the United States Food and Drug Administration ("FDA") published a proposed amendment to the Dietary Supplement Health and Education Act of 1994. The Company believes the proposed amendments could substantially limit the consumer's access to important information on vitamins and supplements. The Company submitted a response to the proposed amendment before the end of the FDA comment period. If the proposed amendments are adopted as currently drafted, information about, and perhaps access to, vitamins and supplements could be restricted, which could have an adverse effect on the Company's business, results of operations and financial condition.

OWNERSHIP AND SALE OF REAL PROPERTY

The Company has purchased, or entered into contracts to purchase, parcels of real property for the construction or remodeling of new stores or the relocation of existing stores. The Company also purchased a ground lease on undeveloped real property. The Company has constructed two, and intends to construct or remodel two more new stores on real property purchased or leased by the Company. There can be no assurance that the Company will be successful in constructing the planned stores within the Company's projected budgets or on the schedules currently anticipated. Failure to complete these projects on time or within budget could have a material adverse impact on the Company's business, results of operations, including delays in realizing sales revenues, and financial condition. The Company anticipates that, after construction or remodeling of stores on certain of the acquired properties is completed, it will sell the land and buildings in one or more sale-leaseback transactions under which the Company will lease the stores from the purchaser of the property. There can be no assurance that the Company will be successful in locating and negotiating acceptable transactions with one or more parties for the sale-leaseback of the properties currently owned by the Company, which may result in unplanned long-term uses of the Company's cash that would otherwise be available to fund operations.

Results of Operations

The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of sales:



                                                      Three Months Ended              Nine Months Ended
                                                September 26,   September 27,   September 26,   September 27,
                                                     1998            1997            1998            1997

Sales                                                   100.0%          100.0%          100.0%          100.0%
Cost of goods sold and occupancy costs                   68.9            69.1            68.8            69.1
                                                        -----           -----           -----           -----
Gross margin                                             31.1            30.9            31.2            30.9
Direct store expenses                                    21.5            23.2            22.0            23.1
Selling, general and administrative expenses              3.8             3.6             3.9             4.0
Pre-opening expenses                                      0.8             0.2             0.6             0.1
Non-recurring expenses                                                                    0.1
                                                        -----           -----           -----           -----
Income from operations                                    5.0             3.9             4.6             3.7
Interest income, net                                      0.1                             0.2             0.1
                                                        -----           -----           -----           -----
Income before income taxes                                5.1             3.9             4.8             3.8
Income tax expense                                        2.0             1.6             1.9             1.6
                                                        -----           -----           -----           -----
Net income                                                3.1%            2.3%            2.9%            2.2%
                                                        =====           =====           =====           =====


STORE OPENINGS, CLOSINGS, REMODELS, RELOCATIONS AND ACQUISITIONS. During the third quarter of 1998, the Company opened two new stores in Miami Beach, Florida and Santa Monica, California. During the nine months ended September 26, 1998, the Company opened five stores and acquired six stores, one each in Columbus, Ohio (which was subsequently relocated), Nashville, Tennessee, New York, New York, Victoria, British Columbia, Santa Barbara, California and Little Rock, Arkansas, and sold two stores in Colorado. The Company closed two stores in anticipation of relocations to new sites. The Company plans to open as many as three additional new stores and relocate two stores during the remainder of 1998. The Company anticipates that it also may acquire one or more operating natural foods grocery stores during the remainder of 1998. The Company's results of operations have been and will continue to be affected by, among other things, the number, timing and mix of store openings, acquisitions or closings. New stores build their sales volumes and refine their merchandise selection gradually and, as a result, generally have lower gross margins and higher operating expenses as a percentage of sales than more mature stores. The Company anticipates that the new stores opened in 1998 will experience operating losses for the first six to 12 months of operation, in accordance with historic trends. Further, acquired stores, while generally profitable as of acquisition date, generate lower gross margins and store contribution margins than the Company average, due to their substantially lower volume purchase discounts. Over time, typically six months, as the Company sells through the acquired inventories and implements its volume purchase discounts, the Company expects that the gross margin and store contribution margin of the acquired stores will approach the Company average. The Company anticipates that a high concentration of acquired stores will have a temporary negative impact on the Company's consolidated gross margin and store contribution margin.

The Company is actively upgrading, remodeling or relocating some of its older stores. Remodels and relocations typically cause short-term disruption in sales volume and related increases in certain expenses as a percentage of sales, such as payroll. Remodels on average take between 90 and 120 days to complete. The Company cannot predict whether sales disruptions and the related impact on earnings may be greater in time or volume than projected in certain remodeled or relocated stores. The Company will continue to evaluate the profitability of all of its stores on an ongoing basis and may, from time to time, make decisions regarding closures, disposals, relocations or remodels in accordance with such evaluations. As part of this strategy, during the first nine months of 1998, the Company sold two stores in Colorado, consolidated its stores in Fort Collins, Colorado by closing one store located there, relocated one store in Columbus, Ohio, and closed one store in Denver, Colorado in anticipation of a relocation in the fourth quarter of 1998.

Subsequent to the third quarter of 1998, the Company introduced its Internet shopping website, "shop.wildoats.com". The Company incurred and will continue to incur selling, general and administrative costs for the purchase of the software, advertising and personnel to operate the website. The Company anticipates that the website will experience small operating losses or break even on expenses for the first 12 months of operation until consumer awareness, acceptance and use of the website grow.

SALES. Sales for the three months ended September 26, 1998 increased 21% to $96.8 million from $80.0 million for the same period in 1997. Sales for the nine months ended September 26, 1998 increased 27% to $287.1 million from $226.4 million for the same period in 1997. The increases were primarily due to the opening of five new stores and the acquisition of six stores, and the relocation of one store in the first nine months of 1998, and the inclusion of four new stores opened, one relocated store, and nine stores acquired in 1997.
Comparable store sales increased 4% for the third quarter of 1998 and 4% for the first nine months of 1998, based on both new and acquired stores that have been operating longer than 12 months. The Company expects its comparable store sales increases to be 5% to 6% in the fourth quarter of 1998. Sales in the third quarter were slightly lower than originally projected because of unexpected construction delays in the opening of two of the Company's stores. See "Risk Factors--Fluctuations in Financial Results".

GROSS PROFIT. Gross profit for the three months ended September 26, 1998 increased 22% to $30.1 million from $24.7 million for the same period in 1997. Gross profit for the nine months ended September 26, 1998 increased 28% to $89.6 million from $69.9 million for the same period in 1997. The increases in gross profit are primarily attributable to the increase in the number of stores operated by the Company. Gross profit as a percentage of sales for the three months ended September 26, 1998 increased to 31.1% from 30.9% for the same period in 1997. Gross profit as a percentage of sales for the nine months ended September 26, 1998 increased to 31.2% from 30.9% for the same period in 1997. The increases are primarily attributable to the maturation of the Company's store base, the Company's volume purchase discounts, and enhanced inventory management.

DIRECT STORE EXPENSES. Direct store expenses for the three months ended September 26, 1998 increased 12% to $20.8 million from $18.6 million for the same period in 1997. Direct store expenses for the nine months ended September 26, 1998 increased 21% to $63.1 million from $52.3 million for the same period in 1997. The increases in direct store expenses are attributable to the increase in the number of stores operated by the Company. Direct store expenses as a percentage of sales for the three months ended September 26, 1998 decreased to 21.5% from 23.2% for the same period in 1997. Direct store expenses as a percentage of sales for the nine months ended September 26, 1998 decreased to 22.0% from 23.1% for the same period in 1997. The decreases are due to the matured performance of the new stores opened in 1997, as well as improved control of direct store expenses, particularly payroll and benefits costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended September 26, 1998 increased 27% to $3.6 million from $2.9 million for the same period in 1997. Selling, general and administrative expenses for the nine months ended September 26, 1998 increased 26% to $11.3 million from $8.9 million for the same period in 1997. Selling, general and administrative expenses as a percentage of sales for the three months ended September 26, 1998 increased to 3.8% from 3.6% for the same period in 1997. The increase is the result of additional central and regional support staff and infrastructure that the Company has added to support its increased number of stores. Selling, general and administrative expenses as a percentage of sales for the nine months ended September 26, 1998 remained relatively constant at 3.9% versus 4.0% for the same period in 1997. Selling, general and administrative expenses have been running higher than expected in the first nine months of 1998 due to additional personnel costs in the information technology, marketing and purchasing departments needed to support the Company's growth plans, as well as additional costs to distribute the Company's marketing materials, such as its specials flyers, to its customers. The Company anticipates that the higher levels of selling, general and administrative expenses will continue through 1998. In addition, the Company moved its corporate office subsequent to the third quarter of 1998 to a larger facility to accommodate an increased support staff for its larger base of stores. There will be additional selling, general and administrative expenses for rent and utilities on the new facility, and the costs of relocating the information systems currently used by the Company.

PRE-OPENING EXPENSES.   Pre-opening expenses for the three months ended
September 26, 1998 increased 449% to $802,000 from $146,000 for the same period in 1997. Pre-opening expenses as a percentage of sales for the three months ended September 26, 1998 increased to 0.8% from 0.2% for the same period in 1997. The increases are primarily due to the delayed opening of one store, resulting in additional pre-opening costs in the form of rental payments, as well as the opening of two new stores in the third quarter of 1998 as compared
to one new store in the same period in 1997.   Pre-opening costs for the nine
months ended September 26, 1998 increased 442% to $1.8 million from $329,000 for the same period in 1997. For the nine months ended September 26, 1998, pre-opening costs as a percentage of sales increased to 0.6% from 0.1% due to the opening of five new stores and the relocation of one store in the first nine months of 1998 as compared to the opening of two new stores in the same period in 1997.

NON-RECURRING EXPENSES. In conjunction with the Company's pooling-of-interests transactions during the nine months ended September 26, 1998, the Company recorded a non-recurring charge of $393,000. The charge is attributable to severance costs, lease termination costs, and asset write-downs.

NET INTEREST INCOME. Net interest income for the three months ended September 26, 1998 was $76,000 as compared to net interest expense of $16,000 for the same period in 1997. Net interest income for the nine months ended September 26, 1998 increased 179% to $600,000 from $215,000 for the same period in 1997. Net interest income as a percentage of sales for the three months ended September 26, 1998 increased to 0.1% from net interest expense for the same period in 1997. Net interest income as a percentage of sales for the nine months ended September 26, 1998 increased to 0.2% from 0.1% for the same period in 1997. The change is attributable to the investment of the net proceeds from the Company's public offerings in December 1997 and October 1996 and to lower levels of indebtedness incurred to fund new store openings and acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of capital have been cash flow from operations, trade payables, bank indebtedness, and the sale of equity securities. Primary uses of cash have been the financing of new store development, new store openings, acquisitions and purchases of real property.

Net cash provided by operating activities was $25.9 million during the nine months ended September 26, 1998 as compared to $14.6 million during the same period in 1997. Cash provided by operating activities increased during this period primarily due to increases in net income before depreciation and amortization expense and increases in accounts payable and accrued liabilities. The Company has not required significant external financing to support inventory requirements at its existing and new stores because it has been able to rely on vendor financing for most of the inventory costs, and anticipates that vendor financing will continue to be available for new store openings. The Company also realized gains from the sale by the Company of certain rights in real property in the third quarter of 1998.

Net cash used by investing activities was $49.0 million during the nine months ended September 26, 1998 as compared to $26.2 million during the same period in 1997. The increase is due to the opening of five new stores, the acquisition of six stores, the relocation of one store, the purchase of certain parcels of real property, and several store remodels in the first nine months of 1998 as well as the construction costs incurred for six new stores and relocations now under construction which are expected to open in the remainder of 1998 or early 1999, as compared to two new stores and nine acquired stores in the first nine months of 1997.

Net cash provided by financing activities was $656,000 during the nine months ended September 26, 1998 as compared to $1.4 million during the same period in 1997. The change reflects reduced long-term debt and decreased issuance of common stock upon the exercise of employee stock options during the first nine months of 1998.

The Company has a revolving line of credit of $40.0 million. The facility has a seven-year term and bears interest, at the Company's option, at the prime rate or LIBOR plus 1.25%. The line of credit agreement includes certain financial and other covenants, as well as restrictions on payments of dividends. As of November 4, 1998, there were no borrowings outstanding under this facility.

The Company spent approximately $12.6 million during the third quarter of 1998 for new store development, remodels and maintenance capital expenditures, exclusive of any acquisitions. The Company anticipates that it will spend approximately $45.0 million during 1998 for real property purchases, new store development, remodels and maintenance capital expenditures, exclusive of any acquisitions. Three new store openings and two store relocations are planned for the remainder of 1998. The Company's average capital expenditures to open a store, including leasehold improvements, equipment and fixtures, have ranged from approximately $1.0 million to $3.0 million over the past 24 months, excluding inventory costs and initial operating losses. The Company expects to increase the average size of its new stores and increase the number of its new store openings over time, and is using a greater proportion of new and custom equipment in its stores. Therefore, the Company anticipates that its average capital expenditures per store will increase over time by approximately $500,000.

The Company has purchased, or entered into contracts to purchase, real property or ground leases on which it intends to construct new stores or relocate certain existing stores. The Company constructed one new store that opened in March 1998, has constructed one store planned to open in the fourth quarter of 1998, is constructing a third store planned to open in the first quarter of 1999, and plans to commence remodeling of one additional new store in early 1999. Construction of stores requires substantially greater cash outlays than the remodeling of existing buildings (i.e., $3.5 to $7.0 million as compared to $1.0 to $3.0 million). The Company intends to sell certain of the acquired real properties in one or more sale-leaseback transactions in order to recover the cash expended for the purchase of the underlying real property and the building construction costs. If the Company is not successful in locating and negotiating acceptable transactions with one or more parties for the sale and leaseback of certain of the properties currently owned by the Company, this may result in unplanned, long-term uses of the Company's cash that otherwise would be available to fund operations. Additionally, unexpected permitting and construction delays could result in greater or longer-term cash outlays. Delays in opening new stores also may result in reductions in forecasted sales revenues from projected levels and increases in pre-opening costs for any given reporting period.

The cost of initial inventory for a new store has historically been approximately $500,000; however, the Company relies on vendor financing for most of this cost. Pre-opening costs currently are approximately $250,000 to $300,000 per store and are expensed when the new store opens. Beginning in 1999 pre-opening costs will be expensed as incurred. The amounts and timing of such pre-opening costs will depend upon the availability of new store sites and other factors, including the location of the store and whether it is in a new or existing market for the Company, the size of the store, and the required build-out at the site. Costs to acquire future stores, if any, are impossible to predict and could vary materially from the cost to open new stores. There can be no assurance that actual capital expenditures will not exceed anticipated levels. The Company believes that the net proceeds of its public stock offering in December 1997, together with cash generated from operations and funds available under the revolving line will be sufficient to satisfy its cash requirements, exclusive of acquisitions, through 1998 and 1999.

YEAR 2000 ISSUES

As the Year 2000 approaches, the Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software or hardware failures. The Company has determined that, with the exception of the Company's current headquarters voicemail system, all of its major software and hardware systems at its corporate headquarters are Year 2000 compliant. The cost for a Year 2000-compliant voicemail system is not material. The Company has substantially completed installing point-of-sale hardware (cash registers and scanners) in its stores that are Year 2000 compliant. Total replacement and installation cost to date has been approximately $1 million, with the cost to complete the installation in 1999 estimated at an additional $300,000. The existing point-of-sale hardware was and is being replaced to accommodate a merchandise management system that is Year 2000 compliant and that was previously acquired by the Company for its greater item movement, tracking, pricing and reporting capabilities.

The Company also is in the process of verifying whether its major suppliers, service providers, and financial institutions are Year 2000 compliant. Many of the Company's product vendors are smaller businesses that have not considered the impact of Year 2000 noncompliance and so are taking no steps to ensure compliance. To the extent that product vendors' manufacturing or distribution systems fail as a result of Year 2000 noncompliance, certain products carried by the Company's stores could become unavailable, resulting in decreases in operating revenues, although in many circumstances, alternative local vendors' products may be available. The Company's stores' operations could be materially adversely affected if utilities are disrupted. At this time the Company has not developed any contingency plans to address product or utility disruptions. One of the Company's larger distributors has disclosed that certain of its warehouse facilities' systems are not Year 2000 compliant, but that it will be purchasing compliant systems in 1998 and 1999. The Company cannot currently evaluate the magnitude of the impact that a failure by the distributor to install compliant systems could have on the Company's operations. A failure in the distributor's warehouse facilities could affect the Company's ability to stock product in certain of its stores, resulting in lower sales revenues in those stores. If the Company's financial institutions are not Year 2000 compliant, a failure in their operating system could result in a temporary inability by the Company to access necessary cash resources required for operations; however, normal store operations will generate sufficient revenues to cover daily operating needs.
The Company has commenced review of the various individual mechanical systems, such as HVAC, refrigeration and security systems, in its stores to determine whether any Year 2000 compliance issues exist as to these systems. The Company will contact the suppliers of certain store systems where Year 2000 compliance may be an issue to obtain confirmation of compliance or instructions for reprogramming in the event of a compliance problem. The Company does not anticipate that any major store systems will require replacement because of Year 2000 compliance concerns or that noncompliance of any mechanical systems will have any material effect on store operations. The proportion of perishable goods that could be impacted by a failure in refrigerated systems is small on a total dollar basis to the gross inventory of any store. The Company will continue to make certain investments in its software systems and applications to ensure that they are Year 2000 compliant. The financial impact to the Company is not anticipated to be material in any single year.

The estimates and conclusions regarding Year 2000 impact contained above are forward-looking statements based on the Company's best estimates of future events. Actual results may differ due to certain risks and uncertainties.

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

Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


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

  3(i).1.(a)  Amended and Restated Certificate of Incorporation of Registrant.*

  3(i).1.(b)  Certificate of Correction to Amended and Restated Certificate of
              Incorporation of the Registrant.*

  3(ii).1     Amended and Restated By-Laws of Registrant.*

  4.1         Reference is made to Exhibits 3(i).1 through 3(ii).1.*

  4.2 Rights Agreement dated as of May 22, 1998 between Registrant and Norwest Bank Minnesota N.A.**

  10.1        Employment Agreement dated March 2, 1998 between Registrant and
              John Weber.

  27.1        Financial Data Schedule.

* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 27, 1997 (File Number 0-21577).

** Incorporated by reference to the Company's Registration Statement on Form 8-A dated May 21, 1998.

  (b)  Reports on Form 8-K.

  The Company did not file a Form 8-K during the three-month period ended September 26, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, County of Boulder, State of Colorado, on the 11th day of November 1998.

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