Form 10-K405
period 1999-01-02
WILD OATS MARKETS INC
filed 1999-04-01
CIK 909990

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 2, 1999

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

                              3375 MITCHELL LANE
                            BOULDER, COLORADO 80301
         (Address of principal executive offices, including zip code)

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

Yes  (X)  No  ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of March 8, 1999, the aggregate market value of the voting stock held by non-affiliates (as defined by the regulations of the Securities and Exchange Commission) of the Registrant was $211,165,896, based upon the closing sale price of such stock on such date as reported on the NASDAQ National Market. As of March 8, 1999, the total number of shares outstanding of the Registrant's common stock, $.001 par value, was 13,113,094 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 5, 1999, have been incorporated by reference into Part III of this report.

                               TABLE OF CONTENTS

                                                                                                      PAGE
PART I.

Item 1.    Business.                                                                                     1
Item 2.    Properties.                                                                                   9
Item 3.    Legal Proceedings.                                                                           11
Item 4.    Submission of Matters to a Vote of Security Holders.                                         11

PART II.

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.                       11
Item 6.    Selected Financial Data.                                                                     12
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.       13
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.                                  22
Item 8.    Financial Statements and Supplementary Data.                                                 23
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.        38

PART III.

Item 10.   Directors and Executive Officers of the Registrant.                                          38
Item 11.   Executive Compensation.                                                                      38
Item 12.   Security Ownership of Certain Beneficial Owners and Management.                              38
Item 13.   Certain Relationships and Related Transactions.                                              38

PART IV.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.                          38-40

PART I.

ITEM 1.                          BUSINESS


INTRODUCTION

  Wild Oats Markets, Inc. (the "Company" or "Wild Oats") is the second largest natural foods supermarket chain in North America. As of March 8, 1999, the Company operated 67 stores under the names "Wild Oats Community Market," "Alfalfa's Market," "Beans, Grains & Things," "Ideal Market," "Oasis Fine Foods," "Sunshine Grocery" and "Uptown Whole Foods" in 18 states: Arizona, Arkansas, California, Colorado, Florida, Illinois, Indiana, Kansas, Missouri, Nevada, New Jersey, New Mexico, New York, Ohio, Oregon, Tennessee, Texas and Utah and under the name "Capers Whole Foods Markets" in British Columbia, Canada. The Company is dedicated to providing a broad selection of high quality natural and gourmet foods and related products at competitive prices in an inviting and educational store environment emphasizing customer service. The Company's stores range in size from 5,000 to 35,000 square feet and feature natural alternatives in virtually every product category found in conventional supermarkets, providing consumers with a one-stop, full-service shopping alternative to both conventional supermarkets and traditional health food stores.

  Since acquiring its first natural foods store in 1987, Wild Oats has pursued an aggressive growth strategy. The Company has grown from 14 natural foods stores at the end of 1994 to 63 stores in 18 states and Canada at the end of 1998, representing a compound annual growth rate of 46%. The Company's sales increased from $98.5 million in 1994 to $398.9 million in 1998, representing a compound annual growth rate of 42%.

  The Company's growth has been driven by the acquisition of independent and small chain natural foods store operators, the opening of new stores and positive comparable store sales growth. In 1998, Wild Oats acquired seven stores, opened eight new stores, relocated two stores and sold two small stores. The Company also closed two stores with planned relocations in 1999. As a result of the Company's aggressive growth, the Company has increased its penetration of existing markets, entered new geographic markets and created a stronger platform for future growth. During 1998, the Company successfully entered a number of new regions, including Arkansas, Indiana, New Jersey, New York, Ohio and Texas. The Company believes its growth has resulted in operating efficiencies created by:
(i) warehousing, distribution and administrative economies of scale; (ii) improved merchandise buying terms as a result of the Company's larger size;
(iii) coordinated merchandising and marketing strategies; (iv) stringent centralized control over store expenses, such as labor costs; and (v) continuous identification and implementation of best industry operating practices.

NATURAL FOODS INDUSTRY

  Natural foods are defined as foods which are minimally processed, free of artificial ingredients, preservatives and other non-naturally occurring chemicals and, in general, are as near to their whole, natural state as possible. Most natural products fall into the food category, but the natural foods industry also encompasses a number of other categories such as naturally-based cosmetics, toiletries and personal care items, vitamins and herbal supplements, natural and homeopathic medicines and naturally-based cleaning agents. While sales growth in the traditional supermarket industry remained relatively flat from 1992 to 1996, with a modest 3% increase in 1997, the natural foods industry, during that same time, grew at a 23% compound annual growth rate. According to The Natural Foods Merchandiser, a leading industry publication, growth in the natural foods industry has accelerated from sales of $5.3 billion in 1992 to sales of $14.8 billion in 1997. The Company believes that this growth reflects a broadening of the natural foods consumer base which is being propelled by several factors, including healthier eating patterns, increasing concern regarding food purity and safety, and greater environmental awareness. While natural products generally have higher costs of production and correspondingly higher retail prices, the Company believes that a growing segment of the population now attributes added value to high quality natural products and is willing to pay a premium for such products. Further, according to industry data, the natural foods industry comprises less than 3% of the total supermarket industry, allowing for significant potential to continue to expand the customer base.

  Traditional natural foods stores, offering only vitamins, dietary supplements, herbs and a limited selection of natural foods product lines, first emerged over 50 years ago. Over the years, as consumer demand for natural foods has increased, the number of natural foods stores has grown and the product mix has expanded. More distributors and vendors have entered the natural foods industry, and many more natural products have become available. In response to increasing supply and demand, larger format natural foods stores have emerged, offering virtually every product category found in a conventional supermarket, including grocery, produce, meat, poultry, seafood, dairy, frozen, deli, bakery, health and body care and household items. Today, natural foods stores offer a one-stop, full-service grocery shopping alternative to conventional supermarkets and appeal to a broader, more mainstream customer base than the traditional natural foods store. In response to consumer demand, conventional grocery stores in certain regions of the country have increased their natural food and organic produce offerings, as well as their selection of vitamins and supplements.

  The Company believes that the appeal of natural foods supermarkets is based on the quality of the total shopping experience. Many natural foods stores develop a personal relationship with their customers because there is typically more interaction between the customer and the store staff than in a conventional supermarket. The Company believes that conventional supermarkets historically have had only limited success in competing in the natural foods segment because they are largely dependent on national brands. As a result, while conventional supermarkets may carry a limited selection of natural foods products, it is difficult for them to duplicate the full inventory of natural foods stores which carry a more comprehensive selection of natural products sourced from a large number of independent vendors.

  The natural foods industry is highly fragmented. According to The Natural Foods Merchandiser, there were more than 12,800 retailers of natural products in 1997, of which only 685 stores were over 6,000 square feet in size. The Company believes that Wild Oats and its largest competitor represented approximately 10% of the total natural foods dollars spent by consumers in 1997. There has been considerable consolidation in the industry as natural foods supermarket chains have acquired smaller independent competitors. The Company believes natural foods supermarkets, with their extensive product offerings and broad customer appeal, will continue to lead the overall growth and consolidation in the natural foods industry.

OPERATING STRATEGY

  The Company's objective is to become the grocery store of choice both for natural foods shoppers and quality-conscious consumers in each of its markets by emphasizing the following key elements of its operating strategy:

  Destination Format. The Company's stores are one-stop, full-service supermarkets for customers seeking high-quality natural and gourmet foods and related products. In most of its stores, the Company offers between 10,000 and 25,000 stock-keeping units ("SKUs") of natural products in virtually every product category found in a conventional supermarket. The Company's stores carry a much broader selection of natural and gourmet foods and related products than those offered by typical independent natural foods stores or conventional supermarkets.

  High-Quality, Unique Products. The Company seeks to offer the highest quality products throughout its merchandise categories and emphasizes unique products and brands not typically found in conventional supermarkets. The Company's strict quality standards require products to be minimally processed, free of preservatives, artificial colors and chemical additives, and not tested on animals. Each store tailors its product mix to meet the preference of the local market, in particular, sourcing produce from local organic growers whenever possible. The Company also operates regional commissary kitchens and bakeries that provide its stores with fresh bakery items and a unique assortment of prepared foods for the quality- and health-conscious consumer.

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

  Extensive Community Involvement. The Company seeks to engender customer loyalty by demonstrating its high degree of commitment to the local community. Each store makes significant monetary and in-kind contributions to local not-for-profit organizations through programs such as "5% Days," where a store may donate 5% of its gross sales one day in a given month to a local not-for-profit group, and a "Charity Work Benefit" where the Company pays employees for time spent working for local charities.

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

  Competitive Pricing. The Company seeks to offer products at prices which are at or below those of other natural foods stores. The Company has implemented a competitive price program designed to ensure that high quality, all natural items in each product category are offered at prices that are competitive with those offered on similar items in conventional supermarkets. The Company also introduced its "Wild Shopper Card" program under which the customer receives additional discounts on selected items when his/her card is presented at the register. The Company believes these pricing programs broaden its consumer appeal and encourage its customers to fill more of their shopping needs at the Company's stores.

  Motivated Staff. The Company has developed a unique culture by encouraging active participation and communication among all staff members, advocating store-level participation in a variety of marketing, merchandising and operating decisions, and rewarding staff based upon the achievement of targeted store-level sales and other financial performance criteria. In addition, the Company generally hires individuals dedicated to the concept of natural foods and a healthy lifestyle. The Company believes that these practices translate into a satisfied and motivated staff and a high level of customer service.

GROWTH STRATEGY

  The Company has grown from 14 natural foods stores at the end of 1994 to 67 stores in 18 states and Canada as of March 8, 1999. The Company's growth strategy is to increase sales and income through: (i) new store expansion; (ii) acquisitions of existing compatible stores; and (iii) increased sales at existing stores.

  In fiscal 1999, the Company has acquired three stores and relocated two stores as of March 8, 1999. The Company plans to open or acquire as many as nine additional stores and relocate two more existing stores in 1999. The Company intends to continue its expansion strategy by increasing penetration in existing markets and expanding into new regions which it believes are currently underserved by natural foods retailers. While the Company believes that most of its new store expansion will result from new store openings, it continues to evaluate acquisition opportunities in both existing and new markets.

  The Company currently has leases signed or property acquired for 11 new or relocated stores projected to be opened in fiscal 1999, and has leases signed for five stores projected to be opened in fiscal 2000, as follows:

                              PROJECTED                                      PROJECTED
                              ---------                                      ---------
SITE NAME                    OPENING DATE         SITE NAME                OPENING DATE
---------                    ------------         ---------                ------------
1.  Albuquerque, NM              1999             9.   Tulsa, OK                1999
2.  Evanston, IL                 1999             10.  West Hartford, CT        1999
3.  Ft. Collins, CO*             1999             11.  Westport, CT             1999
4.  Henderson, NV                1999             12.  Long Beach, CA           2000
5.  Hinsdale, IL                 1999             13.  Norwood, OH              2000
6.  Madison, NJ                  1999             14.  Overland Park, KS        2000
7.  Phoenix, AZ                  1999             15.  St. Louis, MO            2000
8.  Salt Lake City, UT*          1999             16.  St. Louis, MO            2000

*Relocation

  New Store Expansion. In fiscal 1998, the Company opened eight new stores in Westminster, Colorado; Pinecrest and Miami Beach, Florida; Princeton, New Jersey; Santa Monica, California; Dallas, Texas; Las Vegas, Nevada and Indianapolis, Indiana and relocated stores in Columbus, Ohio and Denver, Colorado. In 1998, the Company closed one small store in Ft. Collins, Colorado in preparation for the consolidation and relocation to a new Ft. Collins store during 1999, and sold two small stores in Vail and Boulder, Colorado. In January 1999, the Company also relocated two stores in Phoenix, Arizona and Memphis, Tennessee.

  Acquisitions of Existing Compatible Stores. During fiscal 1998, the Company acquired seven natural foods stores in Boulder, Colorado; Little Rock, Arkansas; Nashville, Tennessee; New York, New York; Santa Barbara, California; Victoria, British Columbia, Canada; and Columbus, Ohio (which was subsequently relocated). In February 1999, the Company acquired three natural foods stores in Tucson, Arizona.

  Increased Sales at Existing Stores. The Company believes that historical growth in sales at its existing stores reflects continued strong growth in the natural foods industry as well as improved execution of the Company's operating strategy. The Company continually seeks to increase sales at its existing stores and has undertaken several initiatives designed to increase comparable store sales. The Company is seeking to attract new customers, generate repeat business, and gradually increase the size of the average transaction by introducing, expanding and improving key merchandise categories such as perishables (produce, prepared foods and meat and seafood) and private label products, as well as implementing expanded marketing programs and expanding customer service.

SITE SELECTION AND STORE FORMAT

  Prior to opening or acquiring a store, the Company analyzes the local market, including: (i) certain demographic data, such as educational levels, average income, population density and age distribution; (ii) certain lifestyle data, such as the levels of cultural awareness, physical exercise, health consciousness and environmental awareness in the community; and (iii) the existing competition. In addition to performing internal market analysis, the Company occasionally engages an outside consultant to conduct additional market studies and validate internal sales forecasts. The Company's flexible strategy allows it to open stores in a variety of locations and adapt its store layout and merchandise selection to accommodate specific site characteristics, regional themes and local cultural traditions. The Company seeks locations of approximately 15,000 to 35,000 square feet for its supermarket format stores and generally seeks to be either an anchor tenant in a regional neighborhood shopping center or a stand-alone store with high visibility, easy access and plenty of parking. The Company seeks locations of approximately 5,000 to 15,000 square feet for urban format stores and generally seeks to be in the commercial district of densely populated residential areas with convenient parking and a high level of foot traffic.

  When the Company acquires a store, it remodels the store in accordance with the Company's specifications. These acquired stores remain in operation while they are being remodeled and, if the stores are to be renamed "Wild Oats Community Market," they are not renamed until the remodeling is completed. The timing and cost of the remodel of each store varies depending on the location of the store, whether it is in a new or existing market for the Company, the size of the store and the required build-out. The Company typically requires eight to 16 weeks to remodel a store.

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

  In addition, the Company intends to continue to expand and enhance its prepared food and in-store cafe environment. The Company believes that consumers are increasingly seeking convenient, healthy, "ready-to-eat" meals and that, by increasing its commitment to this category, it can provide an added service to its customers, broaden its customer base, and further differentiate itself from conventional supermarkets and traditional natural foods stores.

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

Prepared Foods        Hot entrees, salads, sushi, sandwiches, pizza and pasta
                      which can be taken out or, in the larger stores, eaten in the store's cafe seating area. Most stores feature full-service delis as well as espresso and fresh juice bars;

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

Meat/Poultry/Seafood  Fresh beef, lamb, pork, seafood and free-range poultry, as well as value-added meat products such as marinated meats and home-made sausages;

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

  Private Label. The natural foods industry is highly fragmented and characterized by many small independent vendors. As a result, the Company believes that its customers do not have strong loyalty to particular brands of natural foods products. In contrast to conventional supermarkets whose private label products are intended to be low cost alternatives to name-brand products, the Company has developed a two-tiered private label program in order to build brand loyalty to specific products based on its relationship with its customers and its reputation as a natural foods authority. Through this program, Wild Oats has successfully introduced a number of high-quality, unique private label products, such as chocolate bars, cereals, rice and soy milk, gourmet breads, salsa, salad dressings, vitamins, chips, pretzels, tortillas, juices, pasta, pasta sauces, oils, and canned fruit. The Company intends to continue to expand its private label product offerings on a selected basis. In 1999, the Company also intends to introduce a new, value-priced line of private label products under the "A Wild Oats Down to Earth Value" label.

  Pricing. In general, natural and gourmet foods and related products have higher costs of production and correspondingly higher retail prices than conventional grocery items. The Company's pricing strategy has been to maintain prices that are at or below those of its natural foods competitors while educating its customers as to the higher quality and added value of its products so as to differentiate them from conventional products. Like most conventional supermarkets, the Company regularly features dozens of sale items that are rotated periodically. Sale items are promoted through a variety of media including direct mail, newspaper and the Company's in-store flyers. The Company regularly monitors the prices at its natural foods and conventional supermarket competitors to ensure its prices remain competitive.

STORE ENVIRONMENT

  At Wild Oats, shopping is "theater." Each store strives to create a fun, friendly and educational environment that makes grocery shopping enjoyable and encourages shoppers to spend more time in the store and to purchase new products. In order to enhance customers' understanding of natural foods and how to prepare them, the Company trains its store staff to educate customers as to the benefits and quality of its products and prominently features educational brochures and newsletters as well as an in-store consumer information department. Product brochures, recipe card areas, food sampling stations and informational signage are used extensively throughout the store. Most stores offer cafe seating areas, espresso and fresh juice bars, in-store nutritional consultants, and in-store massage therapists, all of which emphasize the comfortable, relaxed nature of the Wild Oats shopping experience. In addition, each store features a monthly calendar of special events such as educational presentations, children's events, cooking classes, live music, prize drawings and dog washes. Certain departments are remerchandised several times a year according to seasonal themes or different marketing campaigns, such as Rainforest Month or Organic Harvest Month. The stores also sponsor many community-related activities such as presentations on health and safety as well as fund-raising drives for local charitable organizations. The Company encourages and receives feedback from its customers through its suggestion boxes and posts responses on the stores' community bulletin board.

COMPANY CULTURE AND STORE OPERATIONS

  Company Culture. The Company's culture is embodied in its "Four Areas of Responsibility": responsibility to its customers, its staff, its community and its bottom line. In particular, Wild Oats believes that knowledgeable, satisfied and motivated staff members have a direct impact on store performance and overall profitability. Wild Oats encourages active participation and open communication among all staff members and advocates store-level participation in a variety of marketing, merchandising and operating decisions. The Company has made a substantial commitment to staff education and has created "Wild Oats University", an in-house training program which consists of an intensive orientation for new hires and mandatory monthly and quarterly education programs for the general staff. The Company generally hires individuals dedicated to the concept of natural foods and a healthy lifestyle and seeks to promote store-level employees to positions of increasing responsibility.

  Management and Employees. The Company's stores are organized into 10 geographic regions, each of which has a regional director who is responsible for the store operations within his or her region and who reports to the Company's senior management. The Company's regional directors are responsible for, and frequently visit, their cluster of stores to monitor financial performance and ensure adherence to the Company's operating standards. The typical staff of a Wild Oats store consists of one store manager, ten department managers and between 25 to 200 additional hourly staff members, the majority of whom work full time. Store and department managers are responsible for the operations of individual stores including recruiting and hiring store personnel, communicating financial results nightly, coordinating merchandise ordering, distribution and receiving, and to a limited extent, supplementing their stores' merchandise mix with regional and other products suited for their specific market. The accounting department provides a detailed monthly financial analysis of every department in each store which is reviewed by both the store and regional directors. The Company maintains a staff of corporate level department specialists including Natural Living, Food Service, Produce, Meat/Poultry/Seafood and Grocery coordinators who manage centralized buying programs and assist in store-level merchandising, pricing and staff training to ensure Company-wide adherence to product standards and store concept.

  Regional directors, store managers and store-level and home-office staff participate in an incentive plan that ties compensation awards to the achievement of specified store-level or company-wide sales, profitability and other performance criteria. The Company also seeks to foster enthusiasm and dedication in its staff members through comprehensive benefits packages including health insurance and wellness programs as well as an employer matching 401(k) plan and equity incentive plans. In 1998, the Company introduced a new compensation program that includes the award of incentive stock options to all its full-time employees who have been employed with the Company for one year or more.

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

  The wholesale segment of the natural foods industry provides a large and growing array of product choices across the full range of grocery product categories. Although the Company purchases products from 6,700 suppliers, approximately 26.5% of its cost of goods and occupancy costs are derived from a single wholesale distributor that operates multiple warehouses nationwide. The Company believes that this distributor is able to service all of the Company's existing stores as well as most of its future sites. As a result of its rapid growth, the Company has been able to negotiate greater volume discounts with this distributor and certain other vendors. In 1998, the Company entered into a national buying agreement with its largest distributor, and the Company also is a party to an interim buying agreement with a distributor in Vancouver, British Columbia, Canada under which the Company is obligated to purchase certain products from the distributor for its existing Canadian stores, provided the purchase price is the lowest price offered from the Company's various distributors in that region. The Company has no supply contracts with the majority of its suppliers, and any vendor or distributor could discontinue selling to the Company at any time. The Company has also executed favorable regional or national purchasing agreements with the manufacturers of certain products, such as dairy and coffee, under which the Company receives volume discounts and other incentives to buy larger quantities of product. The Company believes that it could develop alternative sources of supply; however, any such termination may create a short-term disruption in store-level merchandise selection.

  Most products are delivered directly to the stores by vendors and distributors. The Company currently operates two warehouse facilities in Denver, Colorado and Los Angeles, California which receive and distribute truck load purchases of produce and grocery items and distributes products that cannot be delivered directly to the stores by outside vendors. The Company maintains a small fleet of local delivery vans and over-the-road trucks. As the Company enters new markets, it will review the need for additional warehouse and distribution facilities.

  The Company operates seven commissary kitchens in Santa Fe, New Mexico, Denver, Colorado, Phoenix, Arizona, Las Vegas, Nevada, Eugene, Oregon, Vancouver, British Columbia, Canada and Los Angeles, California, as well as a bakery in Denver, Colorado. These facilities produce deli food, take-out food, bakery products and certain private label items exclusively for sale in the Company's stores. Each kitchen can make daily deliveries to stores within a hundred mile radius of the facility. The Company intends to add new kitchens as it expands into new markets.

MARKETING

  The Company's marketing programs are primarily focused on in-store customer education and information. The Company believes that its customers are more responsive to the quality of the shopping experience, issue-based marketing and word-of-mouth advertising than to price-based marketing and traditional media advertising. As a result, the Company focuses on consumer education and emphasizes the benefits and quality of its products such as the fact that an item is organic or grown locally. The Company uses a variety of media, including in-store flyers, newspaper inserts and promotional brochures in which it promotes the depth of its merchandise selection, benefits of natural products, and "down to earth" competitive prices. When the Company first enters a new market, the Company executes an intense marketing campaign to build awareness of its new store and its selection of natural products. After the initial campaign, this advertising is replaced by the marketing strategies described above. In 1998, the Company launched its Internet grocery store, "shop.wildoats.com", which offers approximately 1,000 SKUs of vitamins, supplements and private label products for sale in the United States. The Company intends to expand its product selections offered by its Internet store over time.

  The Company's advertising costs historically have been less than 1.5% of sales. In 1997, the Company introduced a multifaceted annual promotional program to its vendors which allows for different degrees of promotional participation and commits vendors to full year marketing expenditures in advance. In exchange for participation in the Company's promotional program, vendors receive access to national advertising programs, detailed feedback on volume movement (planned for 1999) and the ability for longer term production planning.

MANAGEMENT INFORMATION SYSTEMS

  The Company's management information systems have been designed to provide detailed store-level financial data, including sales, gross margin, payroll and store contribution, to regional directors and store managers and to the Company's headquarters on a timely basis. Currently, certain store-level accounting and inventory management systems are processed manually. The Company purchased a software system to convert the store level point-of-sale and pricing systems to one system and to track product movement, and has installed new hardware to run such software and implement such system. The Company has converted more than 80% of its stores to the new hardware and anticipates that the remaining stores will be converted by the third quarter of 1999. All new stores will be using the new hardware and system going forward. The Company is currently implementing new, faster credit card processing systems Company-wide to reduce transaction time at the cash register and the cost to the Company of individual credit card transactions. The Company has designed and is in the process of implementing a wide-area network to allow faster data transmissions between the Company's headquarters and stores, and between the stores and the Company's credit card processor. These new systems are expected to be fully operational in all of the Company's stores, with the exception of the stores in Canada, by mid-1999. In the first quarter of 1998, the Company purchased new accounting, payroll and human resources software to improve the efficiency of the Company's accounting and payroll systems, and in the fourth quarter, the Company purchased a new labor scheduling and tracking system. The Company has determined that all of its major computer systems are Year 2000 compliant and that the cash registers being installed in the Company's stores are Year 2000 compliant. The Company has requested Year 2000 compliance certification from its major vendors, service providers and financial institutions. The Company does not anticipate that it will incur any material expense related to Year 2000 compliance in 1999.

COMPETITION

  The Company's competitors currently include other independent and multi-unit natural foods supermarkets, smaller traditional natural foods stores, conventional supermarkets and specialty grocery stores. While certain conventional supermarkets, smaller traditional natural foods stores and small specialty stores do not offer as full a range of products as the Company, they do compete with Wild Oats in one or more product categories. A number of other natural foods supermarkets offer a range of natural foods products similar to those offered in the Company's stores. The Company believes that the principal competitive factors in the natural foods industry include customer service, quality and variety of selection, store location and convenience, price and store atmosphere. The Company believes that its primary competitor is Whole Foods Market, Inc., with which the Company currently competes in Arizona, California, Colorado, Florida, Illinois, and Texas.

  In certain regions, conventional grocery stores have greatly increased their selection of natural foods, organic produce, vitamins and supplements, and have remerchandised their stores to emphasize these areas. As consumer demand for natural foods, vitamins and supplements increases, the Company expects to see increased competition for sales of these products from conventional grocery stores and drug stores.

EMPLOYEES

  As of March 8, 1999, the Company employed 3,274 individuals full-time and 2,611 individuals part-time. Approximately 5,684 of the Company's employees are engaged at the store-level and 201 are devoted to regional administrative and corporate activities. The Company believes that it maintains a good relationship with its employees. One small group of employees at one of its acquired stores was unionized at the time of the store's acquisition and continues to be unionized. The Company anticipates that in the future one or more of its stores may be the subject of attempted organizational campaigns by labor unions representing grocery industry workers, and that, from time to time, certain of its stores may be picketed by local labor unions relating to area wage and benefit standards.


TRADEMARKS

  Wild Oats(R), and Wild Oats Community Markets(R) are federally registered trademarks and Alfalfa's Market(TM), Oasis Fine Foods(TM), Beans, Grains and Things(TM), Ideal Market(TM), Peoples' Market(TM), Sunshine Grocery(TM), Uptown Whole Foods(TM) and Capers Whole Foods Market(TM) are trademarks owned by the Company.


ITEM 2.                          PROPERTIES

  The Company moved its corporate offices in October 1998 to an existing 29,500 square foot building in Boulder, Colorado. The lease for the corporate headquarters expires in September 2003 and has two renewal options of three years each. The rental payment is a fixed base rate. The Company remains obligated on its prior corporate office lease and has sublet a portion of that space.

  The Company leases the majority of its currently operating stores. The Company currently has leases signed or property acquired for 11 new or relocated stores projected to be opened in 1999, and an additional five sites projected to be opened in 2000. In 1998, the Company sold the real property underlying its Westminster, Colorado store in a sale-leaseback transaction, and purchased additional property in Fort Collins, Colorado to which it plans to relocate an existing store in 1999. In 1997, the Company purchased real property in Hinsdale, Illinois, for the construction of a store, scheduled to be opened in the second quarter of 1999. Also in 1997, the Company acquired a ground leasehold interest in Denver, Colorado and constructed a new store that opened in the fourth quarter of 1998. The Company anticipates that it will sell substantially all of the real property it currently owns under sale-leaseback transactions, where the purchaser will lease the properties back to the Company under market terms. The Company's leases typically provide for a 10- to 25-year base term and generally have several renewal periods. The rental payments are either fixed base rates or percentages of sales with minimum rentals. All of the leases are accounted for as operating leases.

STORE LOCATIONS

  The following map and store list show, as of March 8, 1999, the number of stores that the Company operates in each state and the cities in which the Company's stores are located:

                              [MAP APPEARS HERE]

ARIZONA                  COLORADO               INDIANA             OHIO
-------                  --------               -------             ----
Phoenix                  Aurora                 Indianapolis        Upper Arlington
Scottsdale               Boulder (3)
Tempe                    Colorado Springs       KANSAS              OREGON
Tucson (3)               Denver (3)             ------              ------
                         Fort Collins           Mission             Eugene (2)
ARKANSAS                 Glendale
--------                 Greenwood Village      MISSOURI            TENNESSEE
Little Rock              Lakewood               --------            ---------
                         Littleton              Kansas City         Memphis (2)
CALIFORNIA               Westminster            St. Louis           Nashville
----------
Berkeley                 FLORIDA                NEVADA              TEXAS
Laguna Beach             -------                ------              -----
Los Angeles              Boca Raton             Las Vegas (3)       Dallas
Mission Viejo            Fort Lauderdale
Pasadena                 Miami Beach            NEW JERSEY          UTAH
Sacramento               Pinecrest              ----------          ----
San Anselmo              West Palm Beach        Princeton           Salt Lake City (3)
Santa Barbara
Santa Monica (2)         ILLINOIS               NEW MEXICO          BRITISH COLUMBIA,
Sunnyvale                --------               ----------          -----------------
West Hollywood           Buffalo Grove          Albuquerque (2)     CANADA
                                                Santa Fe (3)        ------
                                                                    Vancouver (2)
                                                NEW YORK            Victoria
                                                --------            West Vancouver
                                                New York City





ITEM 3.        LEGAL PROCEEDINGS

  Alfalfa's Canada, Inc., one of the Company's Canadian subsidiaries, is a defendant in a suit brought in the Supreme Court of British Columbia, by one of its distributors, Waysafer Wholefoods Limited and one of its principals, seeking monetary damages for breach of contract and injunctive relief to enforce a buying agreement for the three Canadian stores entered into by a predecessor of Alfalfa's Canada. Under the buying agreement, the stores must buy products carried by the plaintiff if such are offered at the current advertised price of its competitors. The suit was filed in September 1996. In June 1998, the Company filed a Motion for Dismissal on the grounds that the contract in dispute constituted a restraint of trade. The Motion was subsequently denied. The Company does not believe its potential exposure in connection with the suit to be material. There are no other material pending legal proceedings to which the Company or its subsidiaries are a party. From time to time, the Company is involved in lawsuits that the Company considers to be in the normal course of its business.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.


PART II.

ITEM 5.             MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is traded on the NASDAQ National Market under the symbol "OATS".

  The following are the quarterly high and low sales prices (adjusted for the 3-for-2 split described below) for each quarter of the past two years:

                                  High    Low
                                 ------  ------
          First Quarter 1997     $13.00  $ 8.58
          Second Quarter 1997     19.08    9.25
          Third Quarter 1997      21.00   14.75
          Fourth Quarter 1997     29.00   19.33
          First Quarter 1998      38.25   21.00
          Second Quarter 1998     36.50   25.56
          Third Quarter 1998      32.75   17.50
          Fourth Quarter 1998     33.00   22.00

  As of March 8, 1999, the Company's common stock was held by 681 stockholders of record. No cash dividends have been declared previously on the Company's common stock, and the Company does not anticipate declaring a cash dividend in the near future. On January 7, 1998, the Company effected a 3-for-2 stock split of its common stock for securities held of record as of December 22, 1997.

ITEM 6.                      SELECTED FINANCIAL DATA
         (In thousands, except per-share amounts and number of stores)

The following data for the five fiscal years ended January 2, 1999, are derived from the consolidated financial statements of the Company. The following data should be read in conjunction with the Company's consolidated financial statements, related notes thereto and other financial information included elsewhere in this report on Form 10-K.

FISCAL YEAR                                               1998       1997      1996       1995      1994
---------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Sales                                                   $398,857   $311,077  $192,493   $98,517   $65,219
Cost of goods sold and occupancy costs                   274,780    215,156   130,957    67,164    44,637
                                                        --------   --------  --------   -------   -------
Gross profit                                             124,077     95,921    61,536    31,353    20,582
Direct store expenses                                     87,035     71,516    48,317    25,072    15,685
                                                        --------   --------  --------   -------   -------
Store contribution                                        37,042     24,405    13,219     6,281     4,897
Selling, general and administrative expenses              14,687     11,488     8,977     4,465     2,317
Pre-opening expenses                                       3,277      1,099     1,763     1,037
Non-recurring expenses (1)                                   393                7,035
                                                        --------   --------  --------   -------   -------
Income (loss) from operations                             18,685     11,818    (4,556)      779     2,580
Interest income (expense), net                               688        113      (904)     (363)     (373)
                                                        --------   --------  --------   -------   -------
Income (loss) before income taxes                         19,373     11,931    (5,460)      416     2,207
Income tax expense (benefit)                               7,725      4,895      (977)       40       880
                                                        --------   --------  --------   -------   -------
Net income (loss)                                         11,648      7,036    (4,483)      376     1,327

Accretion of redeemable preferred stock                                         2,396     1,937       484
                                                        --------   --------  --------   -------   -------
Net income (loss) allocable to common stock             $ 11,648   $  7,036  $ (6,879)  $(1,561)  $   843
                                                        ========   ========  ========   =======   =======

Basic net income (loss) per common share                   $0.90      $0.67    $(1.35)   $(0.45)    $0.24
                                                        ========   ========  ========   =======   =======
Weighted average number of common shares outstanding      12,967     10,568     5,078     3,483     3,534
                                                        ========   ========  ========   =======   =======
Diluted net income (loss) per common share                 $0.87      $0.64    $(1.35)   $(0.45)    $0.24
                                                        ========   ========  ========   =======   =======
Weighted average number of common shares outstanding      13,393     10,957     5,078     3,483     3,552
                                                        ========   ========  ========   =======   =======

Number of stores at end of period                             63         52        40        21        14

BALANCE SHEET DATA:
Working capital (deficit)                               $   (355)  $ 37,063  $  9,932   $   474   $ 3,278
Total assets                                             198,840    172,913   107,057    38,376    24,053
Long-term debt (including capitalized leases)                           467       971    13,302     3,078
Redeemable convertible preferred stock                                                   16,956    15,018
Stockholders' equity (deficit)                           150,944    135,123    77,783    (4,209)   (2,645)

(1) In 1998 and 1996, the Company recorded $393,000 and $7.0 million, respectively, in non-recurring expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Excluding non-recurring expenses, unaudited pro forma basic and diluted net income (loss) per common share would have been $0.91 and $0.88, respectively, in 1998 and $(0.31) and $(0.31), respectively, in 1996.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-K contains certain forward-looking statements regarding the Company's future results of operations and performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Cautionary Statement Regarding Forward-Looking Statements." Certain factors that may have a significant effect on the Company's future results and performance are as follows:

RISK FACTORS

  UNCERTAIN ABILITY TO EXECUTE GROWTH STRATEGY. The Company's business has grown considerably in size and geographic scope, increasing from 14 stores in 1994 to its current size of 67 stores in 18 states and Canada. In 1998, the Company acquired seven operating natural foods stores, opened eight new stores, and relocated two stores. The Company also closed two stores in anticipation of relocations to new sites in 1999 and sold two stores in Colorado during 1998. The Company's ability to implement its growth strategy depends to a significant degree upon its ability to open or acquire stores in existing and new markets and to integrate and operate those stores profitably. While the Company plans to expand primarily through the opening of new stores, it will continue to pursue acquisitions of natural foods retailers where attractive opportunities exist. The Company's growth strategy is dependent upon a number of factors, including its ability to:

          .    access adequate capital resources;
          .    expand into regions where it has no operating experience;
          .    identify markets that meet its site selection criteria;
          .    locate suitable store sites and negotiate acceptable lease terms;
          .    locate acquisition targets and negotiate acceptable acquisition terms;
          .    hire, train and integrate management and store employees;
          .    recruit, train and retain regional pre-opening and support teams;
          .    complete construction of new stores on time and on budget; and
          .    expand its distribution and other operating systems.

  In addition, the Company pursues a strategy of clustering stores in each of its markets to increase overall sales, achieve operating efficiencies and further penetrate markets. In the past, when the Company has opened a store in a market where it had an existing presence, the Company has experienced a decline in the sales and operating results at certain of its existing stores in these markets. The Company intends to continue to pursue its store clustering strategy and expects the sales and operating results trends for other stores in an expanded market to continue to experience temporary declines related to the clustering of stores. Further, acquisitions involve a number of additional risks, such as short-term negative effects on the Company's reported operating results, diversion of management's attention, unanticipated problems or legal liabilities, and the integration of potentially dissimilar operations, some or all of which could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will achieve its planned expansion in existing markets, enter new markets, or operate or integrate its existing, newly-opened or newly-acquired stores profitably. If the Company fails to do so, the Company's business, results of operations and financial condition will be materially and adversely affected. In addition, the Company's ability to execute its growth strategy is partially dependent upon the demographic trends and market conditions in the natural foods industry. Any change in those trends and conditions could adversely affect the Company's future growth rate.

  FLUCTUATIONS IN FINANCIAL RESULTS. The Company's results of operations may fluctuate significantly from period-to-period as the result of a variety of factors, including:

          .    the number, timing, mix and cost of store openings, acquisitions or closings;
          .    the ratio of stores opened to stores acquired;
          .    the opening of stores by the Company or its competitors in markets where the Company has existing stores;
          .    comparable store sales results;
          .    the ratio of urban format to supermarket format stores; and
          .    seasonality in sales volume and sales mix in certain geographic regions.

     The Company incurs significant pre-opening expenses, and new stores typically experience an initial period of operating losses. As a result, the opening of a significant number of stores in a single period will have an adverse effect on the Company's results of operations. Conversely, delays in opening of planned new stores may result in revenue shortfalls and adversely affect results of operations. Additionally, the opening of competing stores may have a similar adverse effect on results of operations. Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future financial performance.

     COMPETITION. Wild Oats' success will depend in part on its ability to gain and retain market share from established competitors. In addition, traditional and specialty grocery stores have begun to expand their selections of natural products, particularly vitamins and herbal supplements, and thereby compete directly with the Company for products, customers and locations. The Company expects competition from both new and existing competitors to increase in its markets. There can be no assurance that the Company will be able to compete effectively in the future. The Company believes its primary competitor in the natural foods grocery store market is Whole Foods Market, Inc. ("Whole Foods"). Whole Foods opened a store in Boulder, Colorado, the location of the Company's headquarters and three of its stores, in early 1998. Whole Foods' management also has announced that it intends to seek additional store sites in other cities in which the Company has stores and has announced sites in Denver, Colorado and Santa Fe, New Mexico. If Whole Foods is successful in opening stores in locations in which the Company has or intends to open stores, the Company's sales and operating results at such stores may be materially adversely affected.

     GOVERNMENT REGULATION. The Company is subject to numerous federal, state and local laws, regulations and ordinances regulating health and sanitation standards, food labeling and handling, equal employment, minimum wages and licensing for the sale of food and alcoholic beverages. Difficulties or failures in complying with these regulations could adversely affect the operations of an existing store or delay the opening of a new store.

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

     OWNERSHIP AND SALE OF REAL PROPERTY; CONSTRUCTION OF FACILITIES. The Company has purchased parcels of real property for the construction or remodeling of new stores or the relocation of existing stores. In 1999, the Company intends to complete construction of or remodel two new stores on real property purchased by the Company. The Company also has entered into several leases under which the Company has agreed to construct the buildings in which its stores will be located in exchange for fixed per-square-foot reimbursements from the landlord for certain construction and other costs. There can be no assurance that the Company will be successful in constructing the planned stores within the Company's projected budgets or on the schedules currently anticipated. Failure to complete these projects on time or within budget could have a material adverse impact on the Company's business, sales, results of operations, and financial condition. The Company anticipates that, after construction or remodeling of stores on properties owned by the Company is completed, it will sell the land and buildings in one or more sale-leaseback transactions under which the Company will lease the stores from the purchaser of the property. There can be no assurance that the Company will be successful in locating and negotiating acceptable transactions with one or more parties for the sale-leaseback of the properties currently owned by the Company, which may result in unplanned long-term uses of the Company's cash that would otherwise be available to fund operations.

  IMPACT OF THE YEAR 2000 ISSUE. The Company continually evaluates its management information systems and has made modifications and upgrades where the Company has believed it to be necessary to comply with Year 2000 concerns. Although the Company believes that its internal Year 2000 compliance will be adequate and does not anticipate any disruption in its operations as a result of its information systems not being Year 2000 compliant, there can be no assurance that such a disruption will not occur.

  Within the software industry and among software users, including but not limited to the Company's distributors, vendors and banks, there is concern regarding the impact of Year 2000 issues. If failures of software systems occur within the operations of the Company's vendors, distributors or financial centers the failure could affect the Company's business, financial condition and results of operations. Such failure would result in business consequences that could include failure to be able to obtain products for its stores, the inability to serve its customers with products or to process accurate payments from customers, including credit card transactions and government regulated food stamp transactions.

  Although the Company has taken significant steps to address possible Year 2000 problems, there can be no assurance that failure of the Company's primary vendors, distributors or financial centers to timely attain Year 2000 compliance will not materially adversely affect the Company's results of operations and financial condition. Year 2000 compliance problems in other areas such as failures by telephone, mail, data transfer or other utility or general service providers or government or private entities could also have a material adverse effect on the Company. The Company is currently formulating contingency plans in the event these third-party systems are not Year 2000 compliant and anticipates having such plans completed by the third quarter of 1999.


BACKGROUND

     STORE OPENINGS, RELOCATIONS, CLOSINGS AND ACQUISITIONS. In 1998, the Company opened eight new stores in Westminster, Colorado, Princeton, New Jersey, Dallas, Texas, Las Vegas, Nevada, Indianapolis, Indiana, Pinecrest and South Beach, Florida and Santa Monica, California and relocated stores in Denver, Colorado and Columbus, Ohio. The Company also completed the acquisition of seven existing natural food stores in Nashville, Tennessee, Columbus, Ohio (which was subsequently relocated), New York, New York, Victoria, British Columbia, Canada, Santa Barbara, California, Little Rock, Arkansas and Boulder, Colorado. In fiscal 1998, the Company sold two stores in Colorado, and closed one small store in Fort Collins, Colorado in preparation for its relocation and consolidation with another Ft. Collins store in 1999. The Company also closed one store in Phoenix, Arizona and subsequently relocated the store in Tempe, Arizona. The Company's results of operations have been and will continue to be affected by, among other things, the number, timing and mix of store openings, acquisitions or closings. New stores build their sales volumes and refine their merchandise selection gradually and, as a result, generally have lower gross margins and higher operating expenses as a percentage of sales than more mature stores. The Company anticipates that the new stores opened in 1998 will experience operating losses for the first six to 12 months of operation, in accordance with historic trends. Further, acquired stores, while generally profitable as of acquisition date, generate lower gross margins and store contribution margins than the Company average, due to their substantially lower volume purchase discounts and operating practices. Over time, typically six months, as the Company sells through the acquired inventories and implements its volume purchase discounts, the Company expects that the gross margin and store contribution margin of the acquired stores will approach the Company average. The Company anticipates that a high concentration of acquired stores will have a temporary negative impact on the Company's consolidated gross margin and store contribution margin.

     The Company is actively upgrading, remodeling or relocating some of its older stores. Remodels and relocations typically cause short-term disruption in sales volume and related increases in certain expenses as a percentage of sales, such as payroll. Remodels, on average, take between 90 and 120 days to complete. The Company cannot predict whether sales disruptions and the related impact on earnings may be greater in time or volume than projected in certain remodeled or relocated stores. The Company will continue to evaluate the profitability of all of its stores on an ongoing basis and may, from time to time, close, sell, relocate or remodel certain stores in accordance with such evaluations.

     In the fourth quarter of 1998, the Company introduced its Internet shopping website, "shop.wildoats.com". The Company incurred and will continue to incur selling, general and administrative costs for the purchase of the software, advertising and personnel to operate the website. The Company anticipates that the website will experience small operating losses for at least the first 12 months of operation until consumer awareness, acceptance and use of the website grow.

     STORE FORMAT AND CLUSTERING STRATEGY. The Company operates two store formats: supermarket and urban. The supermarket format is generally 15,000 to 35,000 square feet, and typically generates higher sales and store contribution than the 5,000 to 15,000 square foot urban format stores. The Company's results of operations have been and will continue to be affected by the mix of supermarket and urban format stores opened or acquired and whether stores are being opened in markets where the Company has an existing presence. The Company expects to focus primarily on opening or acquiring supermarket format stores in the future but will consider additional urban stores when appropriate opportunities exist. In addition, the Company pursues a strategy of clustering stores in each of its markets to increase overall sales, achieve operating efficiencies and further penetrate markets. The Company believes this strategy has resulted in increased overall sales in each of its markets. In the past, when the Company has opened a store in a market where it had an existing presence, the Company has experienced a decline in the sales and operating results at certain of its existing stores in that market. However, over time, the Company believes the affected stores generally will achieve store contribution margins comparable to prior levels on the lower base of sales. The Company intends to continue to pursue its store clustering strategy and expects the sales and operating results trends for other stores in an expanded market to continue to experience temporary declines related to the clustering of stores.

     COMPARABLE STORE SALES RESULTS. Sales of a store are deemed to be comparable commencing in the thirteenth full month of operations for new, relocated and acquired stores. A variety of factors affect the Company's comparable store sales results, including, among others, the relative proportion of new stores or relocated stores to mature stores, the opening of stores by the Company or its competitors in markets where the Company has existing stores, the timing of promotional events, the Company's ability to execute its operating strategy effectively, changes in consumer preferences for natural foods and general economic conditions. Past increases in comparable store sales may not be indicative of future performance.

     The Company's comparable store sales results have been negatively affected in the past by planned cannibalization (the loss of sales at an existing store when the Company opens a new store nearby) resulting from the implementation of the Company's store cluster strategy. The Company expects that comparable sales increases will continue to be negatively affected by planned cannibalization throughout 1999 due to the planned opening of new or relocated stores in several of the Company's existing markets including Phoenix, Arizona, Las Vegas, Nevada, Albuquerque, New Mexico and Salt Lake City, Utah. There can be no assurance that comparable store sales for any particular period will not decrease in the future.

     PRE-OPENING EXPENSES. Pre-opening expenses include labor, rent, utilities, supplies and certain other costs incurred prior to a store's opening. Through 1998, pre-opening costs were deferred during the pre-opening period and expensed in full when the store opened. Pre-opening expenses have averaged approximately $250,000 to $350,000 per store over the past 18 months, although the amount per store may vary depending on the store format and whether the store is the first to be opened in a market, or is part of a cluster of stores in that market.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, Accounting for Costs of Start-Up Activities. SOP 98-5 requires that pre-opening costs be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, and the initial application should be reported as a cumulative effect of a change in accounting principle. The Company will adopt SOP 98-5 in fiscal 1999 and will record approximately $284,000 as a cumulative effect of a change in accounting principle, net of taxes, during the first quarter of 1999.

RESULTS OF OPERATIONS


The following table sets forth for the periods indicated, certain selected income statement data expressed as percentages of sales:

FISCAL YEAR ENDED                     1998    1997    1996
-----------------                    ------  ------  ------
Sales                                100.0%  100.0%  100.0%
Cost of goods sold
   and occupancy costs                68.9    69.2    68.0
                                     -----   -----   -----
Gross profit                          31.1    30.8    32.0
Direct store expenses                 21.8    23.0    25.1
                                     -----   -----   -----
Store contribution                     9.3     7.8     6.9
Selling, general and
   administrative expenses             3.7     3.6     4.7
Pre-opening expenses                   0.8     0.4     0.9
Non-recurring expenses                 0.1             3.7
                                     -----   -----   -----
Income (loss) from operations          4.7     3.8    (2.4)
Interest income (expense), net         0.1            (0.4)
                                     -----   -----   -----
Income (loss) before income taxes      4.8     3.8    (2.8)
Income tax expense (benefit)           1.9     1.6    (0.5)
                                     -----   -----   -----
Net income (loss)                      2.9%    2.2%   (2.3)%
                                     =====   =====   =====

FISCAL 1998 COMPARED TO FISCAL 1997

Fiscal 1998 contained 53 weeks of operations as compared to 52 weeks in fiscal 1997.

SALES     Sales for the fiscal year ended January 2, 1999, increased 28.2% to
$398.9 million from $311.1 million in 1997. The increase was primarily due to the acquisition of seven stores, the opening of eight new stores, and the relocation of two stores, as well as the inclusion of a full year of sales for the four new stores opened and nine stores acquired in 1997. Comparable store sales increased 3% for 1998, as compared to 5% for 1997.

GROSS PROFIT     Gross profit for the fiscal year ended January 2, 1999,
increased 29.4% to $124.1 million from $95.9 million in 1997. The increase in gross profit is primarily attributable to the acquisition of seven stores and the opening of eight new stores. As a percentage of sales, gross profit increased to 31.1% from 30.8% in 1997 due to the maturation of the Company's store base, the Company's increasing volume purchase discounts, and enhanced inventory management.

DIRECT STORE EXPENSES     Direct store expenses for the fiscal year ended
January 2, 1999, increased 21.7% to $87.0 million from $71.5 million in 1997. The increase in direct store expenses is attributable to the increase in the number of stores operated by the Company. As a percentage of sales, direct store expenses decreased to 21.8% from 23.0% in 1997 due to the matured performance of the new stores opened in 1997, as well as improved control of direct store expenses, particularly payroll and benefits costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES     Selling, general and
administrative expenses for the fiscal year ended January 2, 1999, increased 27.8% to $14.7 million from $11.5 million in 1997. The increase is primarily attributable to the acquisition of seven stores and the opening of eight new stores during 1998. As a percentage of sales, selling, general and administrative expenses increased to 3.7% from 3.6% in 1997 as a result of additional personnel costs in the information technology, marketing and purchasing departments needed to support the Company's growth plans, as well as, additional costs to distribute the Company's marketing materials, such as its special flyers, to its customers. In addition, the Company moved its corporate office during the fourth quarter of 1998 to a larger facility to accommodate an increased support staff for its larger base of stores. There are additional selling, general and administrative expenses for rent and utilities on the new facility, as well as costs of relocating the information systems used by the Company.

PRE-OPENING EXPENSES     Pre-opening expenses for the fiscal year ended January
2, 1999, increased 198.2% to $3.3 million from $1.1 million in 1997. The increase in pre-opening expenses is attributable to the increase in the number of stores opened or relocated. As a percentage of sales, pre-opening expenses increased to 0.8% from 0.4% due to the delayed opening of two stores resulting in additional pre-opening costs primarily in the form of rental payments, as well as the opening of eight new stores in 1998 as compared to four new stores in 1997.

NON-RECURRING EXPENSES     Non-recurring expenses for the fiscal year ended
January 2, 1999, were $393,000, as compared to no non-recurring expenses in 1997. The change is attributed to employee severance costs, inventory and fixed asset write-downs, and lease cancellation costs associated with two pooling-of-interests transactions during 1998.

INTEREST INCOME, NET     Net interest income for the fiscal year ended January
2, 1999, increased 508.8% to $688,000, from $113,000 in 1997.  As a percentage of sales, net interest income increased to 0.1% from less than 0.1% in 1997. The increase is attributable to the investment of the net proceeds from the Company's public equity offering in December 1997 and to lower levels of indebtedness incurred to fund new store openings and acquisitions.

FISCAL 1997 COMPARED TO FISCAL 1996

SALES     Sales for the fiscal year ended December 27, 1997, increased 61.6% to
$311.1 million from $192.5 million in 1996. The increase was primarily due to the acquisition of nine stores, the opening of four new stores, and the relocation of one store, as well as the inclusion of a full year of sales for the seven new stores opened and 13 stores acquired in 1996. Comparable store sales increased 5% for 1997, as compared to 2% for 1996. Comparable store sales for the Company's Colorado and Canadian stores were negatively affected in the second quarter of 1997 resulting from strikes at the Company's major conventional competitors in those markets in the second quarter of 1996, which resulted in increased sales in that quarter at the Company's stores in those markets.

GROSS PROFIT     Gross profit for the fiscal year ended December 27, 1997,
increased 55.9% to $95.9 million from $61.5 million in 1996. The increase in gross profit on a dollar basis is primarily attributable to the acquisition of nine stores and the opening of four new stores. As a percentage of sales, gross profit decreased to 30.8% from 32.0% in the same period in 1996 due to aggressive pricing programs on advertised items instituted in 1997 and a related increase in the number of lower-margin items offered for sale in the Company's stores, and the effect of acquiring nine stores in the first six months of 1997.

DIRECT STORE EXPENSES     Direct store expenses for the fiscal year ended
December 27, 1997, increased 48.0% to $71.5 million from $48.3 million in 1996. The increase in direct store expenses is attributable to the increase in the number of stores operated by the Company. As a percentage of sales, direct store expenses decreased to 23.0% from 25.1% in the same period in 1996 due to the matured performance of the new stores opened in 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES     Selling, general and
administrative expenses for the fiscal year ended December 27, 1997, increased 28.0% to $11.5 million from $9.0 million in 1996. The increase is primarily attributable to the acquisition of nine stores and the opening of four new stores during 1997. As a percentage of sales, selling, general and administrative expenses decreased to 3.6% from 4.7% in 1996 as a result of completing the consolidation of the overhead structure of Alfalfa's Inc. ("Alfalfa's") begun in July 1996 (when the Company acquired ten Alfalfa's natural foods retail stores, including three Capers stores in Vancouver, British Columbia).

PRE-OPENING EXPENSES     Pre-opening expenses for the fiscal year ended December
27, 1997 decreased 37.7% to $1.1 million from $1.8 million in 1996. The decrease in pre-opening expenses is attributable to the decrease in the number of new stores opened (i.e., four in 1997, as compared to seven in 1996).

INTEREST INCOME (EXPENSE), NET     Net interest income for the fiscal year ended
December 27, 1997, was $113,000, as compared to net interest expense of $904,000 in 1996. Net interest income during 1997 is attributable to the investment of the proceeds from the Company's public stock offerings in October 1996 and December 1997 and to lower levels of indebtedness incurred to fund store openings and acquisitions.

NON-RECURRING EXPENSES     During 1996, the Company performed a thorough
analysis of its operations subsequent to the acquisition of Alfalfa's and made certain decisions relating to its operations which resulted in a $7.0 million non-recurring charge being recorded, of which $5.7 million were non-cash write-offs. The charge is attributable to (i) closing the Wild Oats store in Lawrence, Kansas, resulting in approximately $800,000 in lease-cancellation costs and asset write-offs, as well as closing a regional bakery and kitchen, resulting in approximately $200,000 in asset write-offs and lease adjustment costs; (ii) moving out of the Company's existing corporate headquarters and relocating to the former Alfalfa's corporate headquarters, resulting in approximately $700,000 in lease-cancellation costs, relocation costs and asset write-offs; and (iii) consolidating certain information systems, resulting in approximately $300,000 in asset write-offs. In addition, after operating the combined companies, management closed the Alfalfa's Seattle, Washington store, resulting in approximately $4.5 million of severance costs, lease-cancellation costs and asset write-offs, and a restaurant in a Capers store, resulting in approximately $500,000 of severance costs, lease-cancellation costs and asset write-offs. At the time of the Alfalfa's acquisition, the Company had planned to retain the Seattle store and Vancouver restaurant operation.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of capital have been cash from operations, trade payables, bank indebtedness, and the sale of equity securities. Primary uses of cash have been the financing of new store development, the purchase of real property, new store openings and acquisitions.

     Net cash provided by operating activities was $25.5 million during 1998 and $19.7 million during 1997. Cash provided by operating activities increased during this period primarily as a result of an increase in net income before depreciation and amortization expense and increases in accounts payable and accrued liabilities. Net cash provided by operating activities was $19.7 million during 1997 and $9.5 million during 1996. Cash provided by operating activities increased during this period primarily as a result of an increase in net income before depreciation and amortization expense. The Company has not required significant external financing to support inventory requirements at its existing and new stores because it has been able to rely on vendor financing for most of the inventory costs, and anticipates that vendor financing will continue to be available for new store openings.

     Net cash used by investing activities was $62.1 million during 1998 and $37.6 million during 1997. The increase is due to the acquisition of seven stores and the opening of eight new stores during 1998, the purchase of real property and the construction costs incurred for six new or relocated stores in development which are expected to open during the first six months of 1999. Net cash used by investing activities was $37.6 million during 1997 and $27.3 million during 1996 due to the acquisition of nine stores and the opening of four new stores during 1997, the purchase of real property and the construction costs incurred for six new stores in development which opened during the first nine months of 1998.

     Net cash provided by financing activities was $1.1 million during 1998, $48.2 million during 1997, and $33.1 million during 1996. The fluctuation was primarily due to net proceeds of $46.5 million from the sale of 2.1 million shares of the Company's common stock pursuant to a public equity offering in December 1997.

     The Company currently has an $80 million revolving line of credit. The facility has a three-year term and bears interest, at the Company's option, at the prime rate or LIBOR plus 0.65%. The revolving line agreement includes certain financial and other covenants, as well as restrictions on payments of dividends. As of March 8, 1999, the Company had $21.8 million in borrowings outstanding on this facility.

     The Company spent approximately $65.0 million during 1998, and anticipates that it will spend approximately $50.0 million during 1999 for new store construction, acquisitions, purchases of real property, development, remodels and maintenance capital expenditures. The Company's average capital expenditures to open a leased store, including leasehold improvements, equipment and fixtures, have ranged from approximately $2.0 million to $3.0 million over the past 24 months, excluding inventory costs and initial operating losses.
Over the past 12 months, average capital expenditures have been approximately $2.5 million per store. The Company attributes the increase in expenditures to an increase in the average size of its new stores and the number of its new store openings over time, and the use of a greater proportion of new and custom equipment in its stores.

     In 1998, 1997 and 1996, the Company purchased, or entered into contracts to purchase, real property or ground leases on which the Company has constructed new stores or plans to relocate certain existing stores. The Company also purchased (and subsequently sold) real property underlying a previously leased store. The Company constructed two new stores on these properties that opened in 1998, and plans to complete construction of two additional new stores in 1999. Construction of stores requires substantially greater cash outlays than the remodeling of existing buildings (i.e., $3.5 to $9.0 million, as compared to $2.0 to 3.0 million). The Company has sold the property under its Westminster, Colorado store and anticipates that, after construction of the two remaining stores on the acquired properties is completed, it will sell the land and buildings in one or more sale-leaseback transactions under which the Company will lease the stores from the purchaser of the property. If the Company is not successful in locating and negotiating acceptable transactions with one or more parties for the sale and leaseback of the properties currently owned by the Company, this may result in unplanned, long-term uses of the Company's cash that otherwise would be available to fund operations. Additionally, unexpected permitting and construction delays could result in greater or longer term cash outlays.

     The cost of initial inventory for a new store has historically been approximately $500,000; however, the Company relies on vendor financing for most of this cost. Pre-opening costs are approximately $250,000 per store and through 1998 were expensed when the new store opened. Beginning in 1999, pre-opening costs will be expensed as incurred. The amounts and timing of such pre-opening costs will depend upon the availability of new store sites and other factors, including the location of the store and whether it is in a new or existing market for the Company, the size of the store, and the required build-out at the site. Costs to acquire future stores, if any, are impossible to predict and could vary materially from the cost to open new stores or the purchase prices of previous acquisitions. The Company believes that the cash generated from operations and funds available under the revolving line will be sufficient to satisfy its cash requirements, exclusive of acquisitions, through fiscal 1999.

YEAR 2000 READINESS STATEMENT

     INFORMATION TECHNOLOGIES. As the Year 2000 approaches, the Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software or hardware failures. The Company has determined that all of its major software and hardware systems at its corporate headquarters are Year 2000 compliant. The Company has substantially completed installing Year 2000 compliant point-of-sale hardware (cash registers and scanners) in its stores.
In 1995, the Company began installing new point-of-sale systems to enable its stores to have scanning capabilities. The Company has not accelerated the installation schedule for this equipment in response to Year 2000 compliance issues. All equipment installed since 1995 is Year 2000 compliant. Total replacement and installation cost to date has been approximately $5.0 million, with the cost to complete the installation in 1999 in the Company's existing noncompliant stores estimated at an additional $500,000. This cost may increase if the Company acquires additional stores with noncompliant point-of-sale systems. The existing point-of-sale hardware was and is being replaced to accommodate a merchandise management system that is Year 2000 compliant and that was previously acquired by the Company for its greater item movement, tracking, pricing and reporting capabilities. The Company will continue to make certain investments in its software systems and applications to ensure that they are Year 2000 compliant. The financial impact of these investments to the Company is not anticipated to be material in any single year.

     VENDORS, SUPPLIERS AND SERVICE PROVIDERS. The Company also is in the process of verifying whether its major suppliers, service providers, and financial institutions are Year 2000 compliant. Many of the Company's product vendors are smaller businesses that have not considered the impact of Year 2000 noncompliance and so are taking no steps to ensure compliance. To the extent that product vendors' manufacturing or distribution systems fail as a result of Year 2000 noncompliance, certain products carried by the Company's stores could become unavailable, resulting in decreases in operating revenues, although in many circumstances, alternative local vendors' products may be available. The Company is currently requesting Year 2000 compliance statements from its major vendors to determine whether such vendors' distribution of product may be interrupted as a result of Year 2000 compliance problems. The Company will, based on the responses received, formulate an alternative action plan to ensure minimal impact on the available supply of products in its stores. One of the Company's largest distributors recently provided information to its customers concerning its own Year 2000 compliance. Currently this distributor has upgraded or replaced the majority of its technology infrastructure and devices that had embedded computer chips with compliant systems and devices. Successful testing has been done on all of the systems and devices, and the distributor believes that its current schedule of being Year 2000 compliant by July 1999 will be successfully met. At this time, the Company cannot evaluate the magnitude of the impact that a failure by the distributor to successfully install compliant systems could have on the Company's operations. A failure in the distributor's warehouse facilities could affect the Company's ability to stock product in certain of its stores, resulting in lower sales revenues in those stores. The Company's stores' operations could be materially adversely affected if utilities are disrupted. At this time the Company is in the process of developing contingency plans to address product or utility disruptions.

     If the Company's financial institutions are not Year 2000 compliant, a failure in their operating system could result in a temporary inability by the Company to access necessary cash resources required for operations; however, normal store operations will generate sufficient revenues to cover daily operating needs. The Company's credit card processor has confirmed to the Company that it has adapted its systems to accept credit cards issued with expiration dates of 2000 and beyond and has also completed implementation of the phases of its compliance program in accordance with guidelines of the Federal Financial Institutions Examination Council.

     MECHANICAL SYSTEMS. The Company has commenced review of the various individual mechanical systems, such as HVAC, refrigeration and security systems, in its stores to determine whether any Year 2000 compliance issues exist as to these systems. The Company has contacted the suppliers of certain store systems with embedded chips where Year 2000 compliance may be an issue to obtain confirmation of compliance or instructions for reprogramming in the event of a compliance problem. Responses received to date to a questionnaire sent to service providers of mechanical systems indicate there will be little impact on store operations due to Year 2000 noncompliance in mechanical systems. The Company does not anticipate that any major store mechanical systems will require replacement because of Year 2000 compliance concerns or that noncompliance of any mechanical systems will have any material effect on store operations. The dollar value of perishable goods that could be affected by a failure in refrigerated systems is small in comparison to the total inventory of any store.

     The estimates and conclusions regarding Year 2000 impact contained above are forward-looking statements based on the Company's best estimates of future events. Actual results may differ due to certain risks and uncertainties that the Company cannot, at this time, predict.

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

     Also in 1997, the FASB issued FAS No. 131, Disclosure about Segments of an Enterprise and Related Information. FAS No. 131 revises the current requirements for reporting business segments by redefining such segments according to management's disaggregation of the business for purposes of making operating decisions and allocating internal resources. The Company adopted FAS No. 131 effective January 2, 1999. However, as the Company operates in only one segment, the adoption does not have an effect on financial statement presentation.

     In March 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1, which is effective for transactions in fiscal years beginning after December 15, 1998, provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company will adopt SOP 98-1 for the 1999 fiscal year, but does not expect such adoption to have a material effect on its reported financial results.

As previously discussed herein, in April 1998, the AICPA issued SOP 98-5, Accounting for the Costs of Start-Up Activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Pre-Opening Expenses."

     In June 1998, the FASB issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 133, which is effective for fiscal years beginning after June 15, 1999, requires all derivatives to be recognized in the balance sheet as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of FAS No. 133. The Company will adopt FAS No. 133 for the 2000 fiscal year, but does not expect such adoption to materially affect financial statement presentation as such activities are minimal.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This Report on Form 10-K contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include statements as to the Company's plans to acquire or open additional stores, the anticipated performance of new or acquired stores, the impact of competition and other statements containing words such as "believes," "anticipates," "estimates," "expects," "may," "intends" and words of similar import or statements of management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause the actual results, market performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, changes in economic or business conditions in general or affecting the natural foods industry in particular, changes in product supply, changes in the competitive environment in which the Company operates, competition for and the availability of sites for new stores and potential acquisition candidates, changes in the Company's management information needs, changes in customer needs and expectations and governmental actions. The Company undertakes no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Annual Report.


ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

     Not applicable.

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per-share amounts)

FOR THE FISCAL YEAR ENDED                            JANUARY 2,    DECEMBER 27,  DECEMBER 28,
                                                       1999           1997           1996
--------------------------------------------------------------------------------------------
Sales                                                $398,857       $311,077       $192,493
Cost of goods sold and occupancy costs                274,780        215,156        130,957
                                                     --------       --------       --------
Gross profit                                          124,077         95,921         61,536
Operating expenses
   Direct store expenses                               87,035         71,516         48,317
   Selling, general and administrative expenses        14,687         11,488          8,977
   Pre-opening expenses                                 3,277          1,099          1,763
   Non-recurring expenses                                 393                         7,035
                                                     --------       --------       --------
        Income (loss) from operations                  18,685         11,818         (4,556)
Interest income                                           975            295             87
Interest expense                                         (287)          (182)          (991)
                                                     --------       --------       --------
        Income (loss) before income taxes              19,373         11,931         (5,460)
        Income tax expense (benefit)                    7,725          4,895           (977)
                                                     --------       --------       --------
Net income (loss)                                      11,648          7,036         (4,483)

Accretion of redeemable preferred stock                                               2,396
                                                     --------       --------       --------

Net income (loss) allocable to common stock            11,648          7,036         (6,879)
                                                     --------       --------       --------

Other comprehensive income
   Foreign currency translation adjustment, net            22            (46)           (85)
                                                     --------       --------       --------
Comprehensive income (loss)                          $ 11,670       $  6,990       $ (6,964)
                                                     ========       ========       ========

Basic net income (loss) per common share                $0.90          $0.67         $(1.35)
                                                     ========       ========       ========
Weighted average number of common
   shares outstanding                                  12,967         10,568          5,078
                                                     ========       ========       ========
Diluted net income (loss) per common share              $0.87          $0.64         $(1.35)
                                                     ========       ========       ========
Weighted average number of common
   shares outstanding assuming dilution                13,393         10,957          5,078
                                                     ========       ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEET
(In thousands, except share amounts)

                                                    JANUARY 2,        DECEMBER 27,
                                                      1999               1997
----------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                          $  11,255         $  46,686
 Inventories, net                                      28,464            21,539
 Accounts receivable (net of
  allowance
    for doubtful accounts of
     $159 and $214)                                     1,762               674
 Income tax receivable                                                      317
 Prepaid expenses and other
  current assets                                        1,956               735
 Deferred income taxes                                    812             1,447
                                                    ---------         ---------
     Total current assets                              44,249            71,398
Property and equipment, net                            97,878            56,285
Intangible assets, net                                 55,827            44,389
Deposits and other assets                                 886               841
                                                    ---------         ---------
                                                    $ 198,840         $ 172,913
                                                    =========         =========

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                   $  29,022         $  22,487
 Accrued liabilities                                   12,432            11,840
 Notes payable                                          3,150
 Current portion of
  long-term obligations                                                       8
                                                    ---------         ---------
     Total current
      liabilities                                      44,604            34,335
Long-term debt                                                              467
Deferred income taxes                                   1,958             2,187
Other long-term obligations                             1,334               801
                                                    ---------         ---------
                                                       47,896            37,790
                                                    ---------         ---------
Commitments and
 contingencies (Notes 10 and 11)
Stockholders' equity:
 Common stock; $.001 par
  value; 20,000,000
 shares authorized; 13,077,884 and 12,745,971
  issued and outstanding                                   13                13
 Additional paid-in capital                           140,778           136,815
 Retained earnings
  (accumulated deficit)                                10,262            (1,574)
 Accumulated other
  comprehensive income                                   (109)             (131)
                                                    ---------         ---------
     Total stockholders'
      equity                                          150,944           135,123
                                                    ---------         ---------
                                                    $ 198,840         $ 172,913
                                                    =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (In thousands, except share and per-share amounts)

                                                                                           RETAINED      ACCUMULATED
                                                                            ADDITIONAL     EARNINGS         OTHER      STOCKHOLDERS'
                                    COMMON STOCK        TREASURY STOCK       PAID-IN     (ACCUMULATED   COMPREHENSIVE     EQUITY
                                 SHARES     AMOUNT   SHARES       AMOUNT     CAPITAL       DEFICIT)        INCOME        (DEFICIT)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 30, 1995    4,084,961      $ 4   602,387     $(5,349)    $  2,867      $ (1,731)                     $ (4,209)
Issuance of common stock
 ($11.13 per share)             1,175,132        1                             13,086                                      13,087
Initial public offering of
 common stock
 ($16.67 per share), net of
  issuance costs                2,100,000        2                             31,400                                      31,402
Accretion of redeemable
 preferred stock                                                                             (2,396)                       (2,396)
Conversion of redeemable
 convertible preferred
 stock into shares of common
  stock                         3,484,213        3                             43,099                                      43,102
Issuance of stock options                                                       1,109                                       1,109
Common stock options
 exercised
 ($4.70 to $11.40 per share)       76,380                                         298                                         298
Repurchase of common stock                             5,028         (42)                                                     (42)
Retirement of treasury stock     (607,415)          (607,415)      5,391       (5,391)
Net loss                                                                                     (4,483)                       (4,483)
Foreign currency translation
 adjustment                                                                                                $    (85)          (85)
                               ----------      ---  --------     -------     --------      --------        --------      --------
Balance at December 28, 1996   10,313,271       10                             86,468        (8,610)            (85)       77,783
Issuance of common stock
 ($10.67 to $14.17 per share)     101,564                                       1,117                                       1,117
Public offering of common
stock
 ($22.48 per share), net of
  issuance costs                2,083,542        2                             46,536                                      46,538
Common stock options and
 warrants
 exercised ($2.65 to $12.67
  per share)                      247,594        1                              2,694                                       2,695
Net income                                                                                    7,036                         7,036
Foreign currency translation
 adjustment                                                                                                     (46)          (46)
                               ----------      ---  --------     -------     --------      --------        --------      --------
Balance at December 27, 1997   12,745,971       13                            136,815        (1,574)           (131)      135,123
Pooling-of-interests
 transactions                     133,363                                          60           188                           248
Issuance of common stock
 ($14.45 to $30.50 per share)      46,564                                       1,096                                       1,096
Common stock options
 exercised
 ($4.70 to $24.00 per share)      151,986                                       2,807                                       2,807
Net income                                                                                   11,648                        11,648
Foreign currency translation
 adjustment                                                                                                      22            22
                               ----------      ---  --------     -------     --------      --------        --------      --------
Balance at January 2, 1999     13,077,884      $13         -     $     -     $140,778      $ 10,262        $   (109)     $150,944
                               ==========      ===  ========     =======     ========      ========        ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)


FISCAL YEAR ENDED                                                            JANUARY 2,   DECEMBER 27,   DECEMBER 28,
                                                                                1999         1997            1996
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                             $11,648       $  7,036       $ (4,483)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
 Write-off of assets in non-recurring expenses                                                                5,746
 Depreciation and amortization                                                 13,340          8,947          7,019
 Loss (gain) on disposal of property and equipment and
   settlement of property-related obligations                                    (580)        (1,060)           110
 Deferred tax provision (benefit)                                                 406          1,737           (863)
 Deferred severance                                                                              476
Change in assets and liabilities:
 Inventories                                                                   (5,306)        (2,818)        (4,239)
 Receivables and other assets                                                  (2,327)          (376)        (1,529)
 Accounts payable                                                               6,330          4,762          3,001
 Accrued liabilities                                                            1,975          1,015          4,737
                                                                              -------        -------        -------
   Net cash provided by operating activities                                   25,486         19,719          9,499
                                                                              -------        -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                          (54,520)       (24,151)       (13,174)
Payment for purchase of acquired
 entities, net of cash acquired                                               (10,481)       (14,003)       (14,109)
Proceeds from sale of property and equipment                                    2,894            566
                                                                              -------        -------        -------
   Net cash used by investing activities                                      (62,107)       (37,588)       (27,283)
                                                                              -------        -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on line of credit                                                                                  (12,486)
Payments on long-term debt                                                       (875)        (1,448)        (2,029)
Principal payments under capitalized leases                                                      (60)           (88)
Proceeds from issuance of redeemable preferred stock, net                                                    16,068
Proceeds from issuance of common stock, net                                     2,003         49,705         31,700
Purchase of treasury stock                                                                                      (42)
                                                                              -------        -------        -------
   Net cash provided by financing activities                                    1,128         48,197         33,123
                                                                              -------        -------        -------
Effect of exchange rates on cash                                                   62            (46)           (85)
                                                                              -------        -------        -------
Net increase (decrease) in cash and cash equivalents                          (35,431)        30,282         15,254
Cash and cash equivalents at beginning of year                                 46,686         16,404          1,150
                                                                              -------        -------        -------
Cash and cash equivalents at end of year                                     $ 11,255       $ 46,686       $ 16,404
                                                                              =======        =======        =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest                                                      $    155       $    182       $  1,099
                                                                              =======        =======        =======
 Cash paid for income taxes                                                  $  6,258       $  1,456       $    809
                                                                              =======        =======        =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Short-term note payable issued for business acquisition                     $  3,150
                                                                              =======
 Common stock issued in relation to prior year business acquisition          $    488
                                                                              =======
 Preferred stock, common stock and options issued and total debt
   and liabilities incurred and assumed in acquisitions                                     $  3,400       $ 34,300
                                                                                             =======        =======
 Conversion of preferred stock into common stock                                                           $ 43,100
                                                                                                            =======
 Accretion of preferred stock                                                                              $  2,400
                                                                                                            =======

In addition, the Company issued 133,363 shares as consideration for pooling-of-interests transactions in 1998.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Wild Oats Markets, Inc. ("Wild Oats" or the "Company"), headquartered in Boulder, Colorado, owns and operates natural foods supermarkets in the United States and Canada. The Company also operates bakeries, commissary kitchens, and warehouses that supply the retail stores. The Company's operations are concentrated in one market segment--grocery stores--and are geographically concentrated in the western and central United States. Management considers a downturn in this market segment and geographic location to be unlikely.

BASIS OF PRESENTATION

Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

PRINCIPLES OF CONSOLIDATION

The Company's consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Alfalfa's Canada, Inc. and Wild Oats Markets Canada, Inc. All significant intercompany accounts and transactions have been eliminated.

FISCAL YEAR

The Company reports its financial results on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. Each fiscal quarter consists of a 13-week period, with one 14-week period in a 53-week year. Fiscal year 1998 was a 53-week period, and fiscal years 1997 and 1996 were 52-week periods.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Such cash equivalents aggregated $2.1 million and $40.2 million at January 2, 1999 and December 27, 1997, respectively.

INVENTORIES

Inventories consisting of products held for sale are stated at the lower of cost (first-in, first-out) or market, as determined by the retail inventory method.

DEPRECIATION AND AMORTIZATION

Property and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets (three to seven years). Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term. Maintenance and repairs are expensed as incurred, and improvements are capitalized.

INTANGIBLE ASSETS

Intangible assets consist primarily of goodwill, which is amortized using the straight-line method over 40 years, and are shown net of accumulated amortization of $4.3 million and $2.8 million at January 2, 1999 and December 27, 1997, respectively. The carrying value of goodwill is assessed for recoverability by management based on an analysis of undiscounted expected future cash flows from the related acquired entities. The Company believes that there has been no impairment thereof as of January 2, 1999.

PRE-OPENING EXPENSES

Pre-opening expenses are included in other current assets and consist primarily of labor costs, rent, utilities, supplies, and other expenses incurred in connection with the opening of a new store. Through fiscal 1998, pre-opening expenses were deferred until the store's opening date, at which time such costs were expensed in full. Beginning in fiscal 1999, pre-opening expenses will be recognized as incurred.

ADVERTISING

Advertising is expensed as incurred. Advertising expense was $4.0 million, $4.0 million, and $2.7 million for 1998, 1997 and 1996, respectively.

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

FOREIGN CURRENCY TRANSLATION

The functional currency for the Company's Canadian subsidiary is the Canadian dollar. Translation into U.S. dollars is performed for assets and liabilities at the exchange rate as of the balance sheet date. Income and expense accounts are translated at average exchange rates for the year. Adjustments resulting from the translation are reflected as a separate component of stockholders' equity.

EARNINGS PER SHARE

Basic earnings per share is based on the weighted-average number of common shares outstanding, and diluted earnings per share is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, except where the effect of their inclusion would be antidilutive (i.e., in a loss period). A reconciliation of the basic and diluted per-share computations is as follows (in thousands, except per-share data):

                                         JAN. 2,  DEC. 27,  DEC. 28,
FISCAL YEAR ENDED                         1999      1997      1996
-----------------                        -------  --------  --------
BASIC EARNINGS (LOSS) PER
COMMON SHARE COMPUTATION:
Net income (loss) allocable to
common stock                             $11,648   $ 7,036   $(6,879)
Weighted average common shares issued     12,967    10,568     5,078
Earnings (loss) per common share         $  0.90   $  0.67   $ (1.35)
                                         =======   =======   =======

DILUTED EARNINGS (LOSS) PER
COMMON SHARE COMPUTATION:
Net income (loss) allocable to
common stock                             $11,648   $ 7,036   $(6,879)
Weighted average common shares issued     12,967    10,568     5,078
Incremental shares from
assumed conversions:
   Stock options                             426       389
                                         -------   -------   -------
Total dilutive average
common shares issued                      13,393    10,957     5,078
                                         -------   -------   -------
Diluted earnings (loss)
per common share                         $  0.87   $  0.64   $ (1.35)
                                         =======   =======   =======

Due to the Company's net loss allocable to common stock in 1996, diluted loss per share is the same as basic. In 1996, dilutive securities not included in the calculation consisted of stock options and warrants convertible into 1,028,178 shares of common stock. Weighted average shares outstanding related thereto would have been 5,333,000.

NEW ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 131, Disclosure about Segments of an Enterprise and Related Information. FAS No. 131 revises the current requirements for reporting business segments by redefining such segments according to management's disaggregation of the business for purposes of making operating decisions and allocating internal resources. The Company adopted FAS No. 131 in 1998. The adoption of FAS No. 131 did not affect results of operations, financial position, or the disclosure of segment information as the Company has one reportable segment, retail sales.

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

In April 1998, the AICPA issued SOP 98-5, Accounting for the Costs of Start-Up Activities. SOP 98-5 requires that pre-opening costs be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, and the initial application should be reported as a cumulative effect of a change in accounting principle. The Company will adopt SOP 98-5 in fiscal 1999 and will record approximately $284,000 as a cumulative effect of a change in accounting principle, net of taxes, during the first quarter of fiscal 1999.

In June 1998, the FASB issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 133, which is effective for fiscal years beginning after June 15, 1999, requires all derivatives to be recognized in the balance sheet as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of FAS No. 133. The Company will adopt FAS No. 133 for the 2000 fiscal year, but does not expect such adoption to materially affect financial statement presentations.

2. BUSINESS COMBINATIONS

1998

In January, May, June and December 1998, in four separate transactions, the Company acquired the assets and assumed certain liabilities of five operating natural foods supermarkets in Nashville, Tennessee, New York, New York, Santa Barbara, California, Victoria, British Columbia, Canada, and Boulder, Colorado. The purchase price for these acquisitions aggregated $10.6 million in cash and a note payable of $3.1 million that was repaid in full on January 5, 1999 (see
Note 5). The acquisitions were accounted for using the purchase method, and the excess of cost over the fair value of the assets acquired of $12.0 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

The fair values of the acquired assets and liabilities of these acquisitions are as follows (in thousands):

Current assets ($127 of cash)    $ 1,304
Equipment                          1,397
Other assets                          25
Liabilities                       (1,022)
Goodwill                          12,014
                                 -------
                                 $13,718
                                 =======

Also during 1998, the Company issued 133,363 shares of the Company's common stock in exchange for all of the common stock of two companies operating natural foods grocery stores in Columbus, Ohio and Little Rock, Arkansas. These acquisitions were accounted for as poolings of interests, and accordingly, the Company's consolidated financial statements for 1998 include the operations of the stores for the entire year, adjusted to conform with the Company's accounting policies and presentation. The Company's financial statements prior to 1998 were not restated to include the results of these pooling transactions as the effect is immaterial. Non-recurring, acquisition-related expenses of $393,000 were recorded in conjunction with the poolings.

1997

In February, March and June 1997, in four separate transactions, the Company acquired the assets and assumed certain liabilities of nine operating natural foods supermarkets: two in south Florida, two in Eugene, Oregon, two in Memphis, Tennessee, and three in Phoenix and Scottsdale, Arizona. The purchase price for these acquisitions aggregated $15.0 million and consisted of $14.0 million in cash and 91,793 shares of the Company's common stock valued at approximately $979,000. The acquisitions were accounted for using the purchase method, and the excess of cost over the fair value of the assets acquired of $10.3 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

The fair values of the acquired assets and liabilities of these acquisitions are as follows (in thousands):

Current assets ($27 of cash)    $ 3,304
Equipment                         3,782
Other assets                         23
Liabilities                      (2,460)
Goodwill                         10,338
                                -------
                                $14,987
                                =======

1996

In July 1996, the Company acquired all of the outstanding common and preferred stock of Alfalfa's, Inc. for $39.1 million, consisting of $16.2 million of cash, issuance of 1,175,132 shares of common stock and options to acquire 186,152 shares of common stock valued at $14.2 million, issuance of 612,504 shares of redeemable convertible Series D preferred stock valued at $7.7 million and $1.0 million of acquisition-related costs. The acquisition was accounted for using the purchase method, and the excess of cost over the fair value of the assets acquired of $27.8 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

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

The fair values of the acquired assets and liabilities of these acquisitions are as follows (in thousands):

Current assets ($3,591 of cash)    $ 8,507
Equipment                           12,030
Other assets                           523
Liabilities                         (9,738)
Goodwill                            29,899
                                   -------
                                   $41,221
                                   =======

The following unaudited pro forma combined results of operations of the Company and the acquired businesses discussed above have been prepared as if the transactions occurred as of the beginning of the respective periods (in thousands):

                                     JAN. 2,   DEC. 27,  DEC. 28,
FISCAL YEAR ENDED                      1999      1997      1996
-----------------                    --------  --------  --------
Sales                                $416,691  $330,543  $242,318
Net income (loss)                      12,006     7,554    (3,677)
Net income (loss) allocable to
   common stock                        12,006     7,554    (6,073)
Basic earnings (loss) per share      $   0.93  $   0.71  $  (1.20)
Diluted earnings (loss) per share    $   0.90  $   0.69  $  (1.20)

The unaudited pro forma results above are not necessarily representative of the actual results that would have occurred or may occur in the future, if the transactions had been in effect on the dates indicated. The pre-merger historical results of the acquired businesses discussed above are not reflected in the Company's historical financial statements.

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

                                  JAN. 2,   DEC. 27,
FISCAL YEAR ENDED                  1999       1997
-----------------                ---------  ---------
Machinery and equipment          $ 57,928   $ 37,604
Leasehold improvements             39,462     18,898
Land and building                  10,992        685
Construction in progress           17,609     14,983
                                 --------   --------
Less accumulated depreciation     125,991     72,170
and amortization                  (28,113)   (15,885)
                                 --------   --------
                                 $ 97,878   $ 56,285
                                 ========   ========

The amounts shown above include $310,000 of machinery and equipment which are accounted for as capitalized leases and which have accumulated amortization of $258,000 at December 27, 1997. There were no fixed assets accounted for as capitalized leases as of January 2, 1999.


4. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

                                                 JAN. 2,    DEC. 27,
FISCAL YEAR ENDED                                 1999        1997
-----------------                                -------    --------
Accrued wages and employee costs                 $ 7,481     $ 6,345
Accrued sales and property taxes                   2,470       1,931
Deferred charges and other accruals                2,481       3,564
                                                 -------     -------
                                                 $12,432     $11,840
                                                 =======     =======

5. NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt outstanding consists of the following (in thousands):

                                                       JAN. 2,   DEC. 27,
                                                          1999       1997
                                                       -------   --------
Notes payable to corporations and individuals:
Due January 5, 1999, bearing no interest,
 secured by inventory and fixed assets                 $ 3,150
Due in monthly installments of $4,635
(including interest) through April 2017,
bearing interest at 10%, secured by
fixed assets, penalty for early repayment                         $   475
                                                       -------   --------
                                                         3,150        475
Less current portion                                    (3,150)        (8)
                                                       -------    -------
                                                       $     -    $   467
                                                       =======    =======

The Company has a $40.0 million revolving line of credit. The facility has a seven-year term and bears interest, at the Company's option, at the prime rate or LIBOR plus 1.25%. The line of credit agreement includes certain financial and other covenants, as well as restrictions on payments of dividends. As of January 2, 1999, there were no borrowings outstanding under this facility. In March 1999, the Company increased its revolving line of credit to an $80.0 million commitment with a three-year term and bearing interest at the Company's option, at the prime rate or LIBOR plus 0.65%.


6. INCOME TAXES

Income (loss) before income taxes consists of the following (in thousands):

                                   JAN. 2,   DEC. 27,  DEC. 28,
FISCAL YEAR ENDED                    1999      1997      1996
-----------------                  --------  --------  ---------
Domestic                           $18,579    $11,029   $(5,529)
Foreign                                794        902        69
                                   -------    -------   -------
                                   $19,373    $11,931   $(5,460)
                                   =======    =======   =======

Income tax expense (benefit) consists of the following (in thousands):

                                   JAN. 2,   DEC. 27,  DEC. 28,
Fiscal Year Ended                     1999       1997      1996
-----------------                  -------    -------   -------
Current:  Federal                  $ 5,685    $ 2,571   $  (114)
          State and foreign          1,634        587
                                   -------    -------   -------
                                     7,319      3,158      (114)
                                   -------    -------   -------
Deferred:  Federal                     430      1,728      (705)
           State and foreign           (24)         9      (158)
                                   -------    -------   -------
                                       406      1,737      (863)
                                   -------    -------   -------
                                   $ 7,725    $ 4,895   $  (977)
                                   =======    =======   =======

The differences between the U.S. federal statutory income tax rate and the Company's effective tax rate are as follows:

                                          JAN. 2,   DEC. 27,    DEC. 28,
FISCAL YEAR ENDED                          1999      1997        1996
-----------------                        --------  ---------  ----------
Statutory tax rate                          35.0%      34.0%     (34.0%)
State income taxes, net of federal
   income tax benefit                        4.6        4.6       (3.8)
Tax effect of non-deductible goodwill        1.8        6.7       14.3
Other, net                                  (1.4)      (4.3)       5.6
                                            ----       ----      -----
Effective tax rate                          40.0%      41.0%     (17.9%)
                                            ====       ====      =====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                     JAN. 2,   DEC. 27,
FISCAL YEAR ENDED                      1999      1997
-----------------                    --------  ---------
Deferred tax assets
   Inventory related                 $   237    $   326
   Vacation accrual                      724        574
   Other accruals                        352        502
   Other                                   3        408
                                     -------    -------
   Total deferred tax assets           1,316      1,810
                                     -------    -------
Deferred tax liabilities
   Property related                   (2,462)    (2,550)
                                     -------    -------
   Total deferred tax liabilities     (2,462)    (2,550)
                                     -------    -------
Net deferred tax liability           $(1,146)   $  (740)
                                     =======    =======

During 1997, the Company fully utilized U.S. net operating loss carryforwards of approximately $1.9 million. Additionally, during 1997, the Company utilized state net operating loss carryforwards of approximately $4.1 million and, as of December 27, 1997, had state net operating loss carryforwards of approximately $137,000. These state net operating loss carryforwards were fully utilized during 1998.

7. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Upon the closing of the Company's initial public offering on October 22, 1996, the Company's Series A, B, C, D and E redeemable convertible preferred stock shares were converted into an aggregate of 3,484,213 shares of the Company's common stock.

8. CAPITAL STOCK

The Company declared a 3:2 stock split for all stockholders of record as of December 22, 1997, effective January 7, 1998. All shares and per-share prices presented herein have been retroactively restated to reflect the stock split.

In December 1997, the Company completed a public offering of its common stock. The proceeds from the sale of 2,083,542 shares of common stock at $22.48 per share were approximately $46.5 million, net of the underwriting discount of $2.5 million and stock offering costs of $300,000.

The Company completed an initial public offering of its common stock on October 22, 1996. The proceeds from the sale of 2,100,000 shares of common stock at $16.67 per share were approximately $31.4 million, net of the underwriting discount of $2.5 million and stock offering costs of $1.1 million.


9. STOCK PLANS, OPTIONS AND WARRANTS

EMPLOYEE STOCK PURCHASE PLAN

In August 1996, the Company's board of directors approved and adopted the Employee Stock Purchase Plan ("Purchase Plan") covering an aggregate of 191,538 shares of common stock. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the Purchase Plan, the board of directors may authorize participation by eligible employees, including officers, in periodic offerings. The offering period for any offering will be no more than 27 months. The board authorized an offering commencing on the initial public offering date of October 22, 1996 and ending June 30, 1997, and sequential six-month offerings thereafter.

Employees are eligible to participate in the currently authorized offerings if they have been employed by the Company or an affiliate of the Company incorporated in the United States for at least six months preceding October 22, 1996. Employees can have up to 15% of their earnings withheld pursuant to the Purchase Plan (10% under the currently authorized offerings) and applied on specified purchase dates (currently the last day of each authorized offering) to the purchase of shares of common stock. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering or the relevant purchase date. As of January 2, 1999, there were approximately $43,000 of payroll deductions to be applied to purchase stock on June 30, 1999; as of December 27, 1997, there were approximately $126,000 of payroll deductions which purchased 8,607 shares of common stock on December 31, 1997.

EMPLOYEE STOCK OWNERSHIP PLAN

In conjunction with the acquisition of Alfalfa's in July 1996, the Company assumed an employee stock ownership plan ("ESOP") for Alfalfa's employees who were participants at the time of the acquisition. Following the acquisition, the Company discontinued contributions to the ESOP. In January 1998, the Company received a favorable determination letter from the Internal Revenue Service, authorizing termination of the ESOP and distribution of the ESOP shares. The 75,078 shares of the Company's common stock held in trust as of December 27, 1997, were distributed to the ESOP participants, pursuant to the terms of the ESOP, in February 1998.

1996 EQUITY INCENTIVE PLAN

The Company's 1996 Equity Incentive Plan (the "Incentive Plan") was adopted by the board of directors in August 1996 as an amendment and restatement of the Company's 1993 Stock Option Plan (the "1993 Plan"). The board designated all shares formerly available for issuance under the 1993 Plan and the 1991 Option Plan (the "1991 Plan") of Alfalfa's following the July 1996 acquisition of Alfalfa's to be available for issuance under the Incentive Plan. The board also amended the 1993 Plan and the 1991 Plan to transfer to the Incentive Plan any shares of common stock that are subject to an option which expires or otherwise terminates prior to exercise. At plan adoption, 1,235,147 shares of common stock were reserved for issuance under the Incentive Plan. In May 1998, an additional 825,000 shares of common stock were reserved for issuance under the Incentive Plan, pursuant to stockholder vote and approval.

The Incentive Plan provides for the grant of incentive stock options to employees (including officers and employee-directors) and nonqualified stock options, restricted stock purchase awards and stock bonuses to employees and directors. The exercise price of options granted under the Incentive Plan is determined by the board of directors, provided that the exercise price for an incentive stock option cannot be less than 100% of the fair market value of the common stock on the grant date and the exercise price for a nonqualified stock option cannot be less than 85% of the fair market value of the common stock on the grant date. Outstanding options generally vest ratably over a period of five years and generally expire ten years from the grant date.

WARRANTS

A five-year warrant to purchase 5,269 shares of the Company's common stock at an exercise price of $14.21 per share was outstanding at January 2, 1999. The warrant expires on November 14, 1999.

FAIR VALUES

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock plans. Accordingly, no compensation expense has been recognized for these plans. Had compensation cost for these plans been determined based on the fair value at the grant dates as prescribed by FAS No. 123, Accounting for Stock-Based Compensation, the Company's net income (loss) allocable to common stock and basic and diluted earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                      1998     1997     1996
                                     -------  ------  --------
Net income (loss) allocable to
common stock
   As reported                       $11,648  $7,036  $(6,879)
   Pro forma                         $ 9,856  $6,730  $(7,309)

Basic earnings (loss) per share
   As reported                       $  0.90  $ 0.67  $ (1.35)
   Pro forma                         $  0.76  $ 0.64  $ (1.44)
Diluted earnings (loss) per share
   As reported                       $  0.87  $ 0.64  $ (1.35)
   Pro forma                         $  0.74  $ 0.61  $ (1.44)

The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following weighted-average assumptions:

                                               1998    1997    1996
                                              ------  ------  ------
     Estimated dividends                       None    None    None
     Expected volatility                         46%     51%     51%
     Risk-free interest rate                    4.5%    5.5%    5.6%
     Expected life (years)                      0.5     0.5     0.7
     Weighted-average fair value per share    $6.99   $5.53   $4.92

The fair value of each option grant under the Incentive Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                  1998     1997     1996
                                ---------  -----  ---------
     Estimated dividends          None     None     None
     Expected volatility              46%    49%        51%
     Risk-free interest rate    4.5%-4.7%   5.8%  5.6%-7.1%
     Expected life (years)             7      7          7

A summary of the status of the Company's Incentive Plan as of the 1998, 1997 and 1996 fiscal year ends and changes during the years ending on those dates is presented below:

                                    WEIGHTED
                         NUMBER      AVERAGE
                           OF       EXERCISE
                         Shares      PRICE
                        ---------   --------
Outstanding as of
   December 30, 1995      470,539     $ 7.97
Granted                   704,029     $10.07
Forfeited                 (64,311)    $ 9.79
Exercised                 (76,380)    $ 3.90
                        ---------
Outstanding as of
   December 28, 1996    1,033,877     $ 9.42
Granted                   295,479     $16.36
Forfeited                (150,934)    $10.68
Exercised                (243,577)    $ 7.06
                        ---------
Outstanding as of
   December 27, 1997      934,845     $11.93
Granted                   231,074     $26.86
Forfeited                 (67,697)    $16.66
Exercised                (151,986)    $ 9.04
                        ---------
Outstanding as of
   January 2, 1999        946,236     $15.73
                        =========

At January 2, 1999, options exercisable for 954,995 shares were available for future grant under the Incentive Plan. At December 27, 1997 and December 28, 1996, options exercisable for 350,242 and 411,269 shares with weighted average exercise prices of $10.82 and $7.38, respectively, were exercisable. The weighted-average grant-date per-share fair values of options granted during 1998, 1997 and 1996 were $26.23, $16.36 and $11.27, respectively.

The following table summarizes information about incentive and nonqualified stock options outstanding and exercisable at January 2, 1999:

                  OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                          WEIGHTED-
   RANGE OF       NUMBER      REMAINING    AVERAGE
   EXERCISE     OUTSTANDING  CONTRACTUAL  EXERCISE     NUMBER     WEIGHTED AVERAGE
        PRICES                  LIFE        PRICE    EXERCISABLE   EXERCISE PRICE
--------------  -----------  -----------  ---------  -----------  ----------------
$2.65-6.58         75,897    4.9 years    $ 5.24       75,314        $ 5.23
$7.81-12.67       509,254    7.3          $11.12      263,780        $11.09
$16.67-22.67       95,311    8.6          $18.80       38,632        $18.53
$24.00-26.33      179,149    9.3          $24.70       18,562        $24.04
$26.50-36.00       86,625    9.5          $30.11        2,235        $28.94
                  -------                             -------
                  946,236    7.8          $15.73      398,523        $11.41
                  =======                             =======

10. LITIGATION

Alfalfa's Canada, Inc., a Canadian subsidiary of the Company, is a defendant in a suit brought in the Supreme Court of British Columbia, by one of its distributors, Waysafer Wholefoods Limited and one of its principals, seeking monetary damages for breach of contract and injunctive relief to enforce a buying agreement for the three Canadian stores entered into by a predecessor of Alfalfa's Canada. Under the buying agreement, the stores must buy products carried by the plaintiff if such are offered at the current advertised price of its competitors. The suit was filed in September 1996. In June 1998, the Company filed a Motion for Dismissal on the grounds that the contract in dispute constituted a restraint of trade. The Motion was subsequently denied. The Company does not believe its potential exposure in connection with the suit to be material.

The Company also is named as defendant in various actions and proceedings arising in the normal course of business. In all of these cases, the Company is denying the allegations and is vigorously defending against them and, in some cases, has filed counterclaims. Although the eventual outcome of the various lawsuits cannot be predicted, it is management's opinion that these lawsuits will not result in liabilities that would materially affect the Company's financial position or results of operations.

11. COMMITMENTS

The Company has numerous operating leases related to facilities occupied and store equipment. These leases generally contain renewal provisions at the option of the Company. Total rental expense (consisting of minimum rent and contingent rent) under these leases was $13.5 million, $10.9 million and $7.6 million during 1998, 1997 and 1996, respectively.

Future minimum lease payments under noncancelable operating leases as of January 2, 1999 are summarized as follows (in thousands):

Fiscal year ending
   1999                         $ 18,585
   2000                           20,845
   2001                           20,027
   2002                           19,913
   2003                           19,501
Thereafter                       161,223
                                --------
Total minimum lease payments    $260,094
                                ========

Minimum rentals for operating leases do not include contingent rentals which may become due under certain lease terms which provide that rentals may be increased based on a percentage of sales. During 1998, 1997 and 1996, the Company paid contingent rentals of $534,000, $376,000 and $270,000, respectively.


12. NON-RECURRING EXPENSES

During 1998, a $393,000 non-recurring charge was recorded in conjunction with two pooling-of-interests transactions (see Note 2). The non-recurring charge consists of $201,000 of employee severance costs, $162,000 of inventory and fixed asset write-downs, and $30,000 of lease cancellation costs. As of January 2, 1999, the remaining accrued liabilities related to the non-recurring charge totaled $22,000.

During 1996, the Company's Board of Directors made the following decisions relating to the Company's operations, which resulted in an approximate $7.0 million non-recurring charge being recorded. Specifically, as a direct result of the July 1996 acquisition of Alfalfa's, the Company incurred $2.0 million by:
(1) closing the Wild Oats Lawrence, Kansas store as well as a regional bakery and kitchen; (2) moving out of its existing corporate headquarters and relocating to Alfalfa's; and (3) consolidating certain information systems, thereby abandoning certain Wild Oats hardware and software. In addition, after operating the combined businesses, management closed the Alfalfa's Seattle, Washington store and a restaurant in a Capers, Vancouver, British Columbia store which, at the time of the acquisition, it had planned to retain. These closures resulted in the remaining $5.0 million of the charge. Components of the non-recurring charge consist primarily of lease cancellation costs ($1.0 million), employee severance and relocation costs ($300,000) and losses on disposal or abandonment of certain assets ($5.7 million).

Cash paid for employee severance, relocation and lease cancellation costs related to the non-recurring charge totalled approximately $900,000 in 1997. During 1997, management adjusted certain accruals related to the non-recurring charge, including a $500,000 reduction following the settlement of a property-related obligation. At December 27, 1997, there were no remaining accrued liabilities related to the non-recurring charge.


13. 401(K) PLAN

The Company maintains a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering the Company's employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 15% of their annual compensation or the statutorily prescribed annual limit ($10,000 in 1998) and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions to the 401(k) Plan by the Company in an amount determined by the Company prior to the end of each plan year. Total Company contributions during 1998, 1997 and 1996 were approximately $408,000, $256,000 and $95,000, respectively. The trustees of the 401(k) Plan, at the direction of each participant, invest the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intend to qualify under Section 401 of the Internal Revenue Code.

14. STOCKHOLDER RIGHTS PLAN

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

15. QUARTERLY INFORMATION (UNAUDITED)

The following interim financial information presents the 1998 and 1997 consolidated results of operations on a quarterly basis (in thousands, except per-share amounts):

                                           QUARTER ENDED
                                  JAN. 2,    SEPT. 26,  JUNE 27,  MARCH 28,
                                     1999         1998      1998       1998
                                 --------      -------   -------    -------
Statement of Operations Data:
Sales                            $111,795      $96,796   $98,663    $91,603
Gross profit                       34,678       30,134    30,786     28,479
Net income                          3,339        3,001     2,604      2,704

Basic earnings per
   common share                  $   0.26      $  0.23   $  0.20    $  0.21
Diluted earnings
   per common share              $   0.25      $  0.22   $  0.19    $  0.20

                                     QUARTER ENDED 1997
                                 DEC. 27  SEPT. 27  JUNE 28  MARCH 29
                                 -------   -------  -------   -------
Statement of Operations Data:
Sales                            $84,716   $79,955  $76,677   $69,729
Gross profit                      26,007    24,696   23,274    21,944
Net income                         1,970     1,832    1,677     1,557

Basic earnings per
   common share                  $  0.18   $  0.17  $  0.16   $  0.15
Diluted earnings
   per common share              $  0.17   $  0.17  $  0.16   $  0.15

16. RELATED PARTY TRANSACTION

Elizabeth C. Cook and Michael C. Gilliland, executive officers and directors of the Company, are trustees of Wild Oats Community Foundation ("Foundation"), a non-profit organization. In 1998, the Foundation opened Wild Oats Wellness Centers in Boulder, Colorado and Albuquerque, New Mexico in space subleased from the Company. The Foundation pays to the Company the same rent as paid by the Company for the space. There are no material transactions between the Company and the Foundation.


17. SUBSEQUENT EVENTS (UNAUDITED)

On February 1, 1999, the Company acquired the operations of three existing natural foods supermarkets in Tucson, Arizona. The purchase price for this acquisition aggregated $18.4 million in cash. The acquisition was accounted for using the purchase method, and the excess of cost over the fair value of the assets acquired of $16.8 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Wild Oats Markets, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Wild Oats Markets, Inc. and its subsidiaries (the "Company") at January 2, 1999 and December 27, 1997 and the results of their operations and their cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP
Denver, Colorado
January 29, 1999

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None reported.

PART III.

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information included under the captions "Election of Directors" and "Executive Compensation-Management-Executive Officers" in the Company's definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 5, 1999, to be filed with the Commission on or before May 2, 1999, is incorporated herein by reference.

ITEM 11.                    EXECUTIVE COMPENSATION

     The information included under the caption "Executive Compensation" in the Company's definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 5, 1999, to be filed with the Commission on or before May 2, 1999, is incorporated herein by reference.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

     The information included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 5, 1999, to be filed with the Commission on or before May 2, 1999, is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information included under the caption "Directors and Executive Officers - Certain Transactions" in the Company's definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 5, 1999, to be filed with the Commission on or before May 2, 1999, is incorporated herein by reference.

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

     (2)  Schedule II - Valuation and Qualifying Accounts

     (b) Reports on Form 8-K. One report on Form 8-K was filed on May 5, 1998 relating to the adoption of the Stockholder Rights Plan dated May 22, 1998.

     (c)  Exhibits

     The following exhibits to this Form 10-K are filed pursuant to the requirements of Item 601 of Regulation S-K:

     EXHIBIT
     NUMBER         DESCRIPTION OF DOCUMENT
     ------         -----------------------
     3(i).1.(a)**   Amended and Restated Certificate of Incorporation of the
                    Registrant.  (1)
     3(i).1.(b)**   Certificate of Correction to Amended and Restated
                    Certificate of Incorporation of the Registrant. (1)
     3(ii).1**      Amended and Restated By-Laws of the Registrant.  (1)
     4.1**          Reference is made to Exhibits 3(i).1 through 3(ii).1.
     4.2**          Specimen stock certificate.  (2)
     4.3**          Stockholders Rights Plan dated May 22, 1998 (5)
     10.1**         Form of Indemnity Agreement between the Registrant and its directors and executive officers, with related schedule. (2)
     10.2#**        1996 Equity Incentive Plan, including forms of Options
                    granted to employees and non-employee directors thereunder.
                    (2)
     10.3#**        1996 Employee Stock Purchase Plan.  (2)
     10.4#**        1993 Stock Option Plan.  (2)
     10.5#**        1991 Stock Option Plan.  (2)
     10.6#**        Employee Stock Ownership Plan.  (2)
     10.7#**        Employment Agreement between Registrant and Michael C.
                    Gilliland, dated July 12, 1996, as amended. (2)
     10.8#**        Employment Agreement between Registrant and Elizabeth C.
                    Cook, dated July 12, 1996, as amended. (2)
     10.9**         Warrant to purchase Series C Preferred Stock issued to
                    Montgomery Securities dated November 14, 1994. (2)
     10.10**        Amended and Restated Stockholders Agreement among the
                    Registrant and certain parties named therein dated August
                    1996. (2)
     10.11**        Registration Rights Agreement between the Registrant and
                    certain parties named therein dated July 12, 1996. (2)
     10.12+         Revolving Loan Agreement dated as of March 2, 1999 among
                    Wild Oats Markets, Inc., the Lenders Named Herein and Wells
                    Fargo Bank, National Association, as Administrative Agent.
     10.13**        Lease Agreement between Registrant and Bway Property Limited
                    Partnership for the property located at 1651 Broadway,
                    Boulder, CO dated October 11, 1982. (2)
     10.14**        Amendment to Lease Agreement between Registrant and Bway
                    Property Limited Partnership dated March 9, 1995 for the
                    properties located at 1651 Broadway, Boulder, CO. (2)
     10.15**        Lease Agreement between Registrant and Overland Outfitters,
                    Inc. for the property located at 1655 Broadway, Boulder, CO dated April 10, 1989. (2)
     10.16**        Lease between Registrant and AGF Property Management Corp.
                    for the property located at 1111-23 South Washington Street,
                    Denver, CO dated October 12, 1994. (2)
     10.17#**       Employment Agreement between Registrant and James Lee, dated
                    September 30, 1996. (2)
     10.18**        Agreement and Plan of Merger between the Registrant,
                    Alfalfa's, Inc. and WO Holdings, Inc. dated June 4, 1996.
                    (2)
     21.1+          List of subsidiaries.
     23.1+          Consent of PricewaterhouseCoopers LLP.
     27.1+          Financial Data Schedule - Year Ended January 2, 1999.
___________________

#Management Compensation Plan.
**Previously filed.
+Included herewith.

(1) Incorporated by reference from the Registrant's Form 10-K for the year ended December 28, 1996. (File No. 0-21577)
(2) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-11261) filed on August 30, 1996
(3) Incorporated by reference from the Registrant's Form 10-Q for the quarter ended June 28, 1997 (File No. 0-21577)
(4) Incorporated by reference from the Registrant's Form 10-Q for the quarter ended September 26, 1998 (File No. 0-21577)
(5) Incorporated by reference from the Registrant's Form 8-K filed on May 5, 1998 (File No. 0-21577)

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Wild Oats Markets, Inc.
                                        (Registrant)


Date:  March 12, 1999                   By:  /s/ Mary Beth Lewis
                                           ---------------------
                                        Mary Beth Lewis
                                        Executive Officer, Treasurer and Chief
                                        Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                    Title                             Date
  ---------                    -----                             ----



/s/  Michael C. Gilliland      Chief Executive Officer           March 12, 1999
-----------------------------
                               and Director

/s/  James W. Lee              President and Chief Operating     March 12, 1999
-----------------------------
                               Officer


/s/  Mary Beth Lewis           Chief Financial Officer           March 12, 1999
-----------------------------

/s/  John A. Shields           Chairman                          March 12, 1999
-----------------------------


/s/  Elizabeth C. Cook         Executive Vice President          March 12, 1999
-----------------------------
                               and Director


/s/  David M. Chamberlain      Vice Chairman                     March 12, 1999
-----------------------------

/s/  Brian K. Devine           Director                          March 12, 1999
-----------------------------


/s/  David L. Ferguson         Director                          March 12, 1999
-----------------------------


/s/  James B. McElwee          Director                          March 12, 1999
-----------------------------


/s/  Morris J. Siegel          Director                          March 12, 1999
-----------------------------

SCHEDULE II

                            WILD OATS MARKETS, INC.
                       Valuation and Qualifying Accounts
                                (IN THOUSANDS)

                                   BALANCE AT  CHARGED                BALANCE AT
ALLOWANCE FOR DOUBTFUL ACCOUNTS    BEGINNING      TO                     END
FOR THE FISCAL YEAR ENDED:          OF YEAR    EXPENSES  WRITE-OFFS    OF YEAR
  December 28, 1996                        47       252                      299

  December 27, 1997                       299       273        (358)         214

  January 2, 1999                         214        55        (110)         159