Form 10-Q
period 1999-04-03
WILD OATS MARKETS INC
filed 1999-05-17
CIK 909990

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1999
                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________________ TO _______________________

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

       Yes  (X)                    No  ( )

As of May 5, 1999, there were 13,185,190 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

                               TABLE OF CONTENTS

                                                                           PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Balance Sheet
            April 3, 1999 (Unaudited) and January 2, 1999                     3

          Consolidated Statement of Operations (Unaudited)
            Three Months Ended April 3, 1999 and March 28, 1998               4

          Consolidated Statement of Cash Flows (Unaudited)
            Three Months Ended April 3, 1999 and March 28, 1998               5

          Notes to Consolidated Financial Statements (Unaudited)              6

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     7

Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk                                                12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   14
Item 2.  Changes in Securities                                               14
Item 3.  Defaults Upon Senior Securities                                     14
Item 4.  Submission of Matters to a Vote of Security Holders                 14
Item 5.  Other Information                                                   14
Item 6.  Exhibits and Reports on Form 8-K                                    14

SIGNATURES                                                                   14

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            WILD OATS MARKETS, INC.
                          CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    APRIL 3,    JANUARY 2,
                                                      1999        1999
                                                   (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                          $  9,066     $ 11,255
  Accounts receivable (less allowance
     for doubtful accounts of $155 and
     $159, respectively)                                1,662        1,762
  Inventories                                          30,834       28,464
  Prepaid expenses and other current assets             1,159        1,956
  Deferred income taxes                                 1,539          812
                                                     --------     --------
     Total current assets                              44,260       44,249
                                                     --------     --------
Property and equipment, net                            97,585       97,878
Intangible assets, net                                 71,618       55,827
Deposits and other assets                               1,261          886
                                                     --------     --------
                                                     $214,724     $198,840
                                                     ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $ 27,275     $ 29,022
  Accrued liabilities                                  13,223       12,432
  Notes payable                                                      3,150
                                                     --------     --------
     Total current liabilities                         40,498       44,604
Long-term debt                                         22,300
Deferred income taxes                                   2,016        1,958
Other liabilities                                       1,649        1,334
                                                     --------     --------
                                                       66,463       47,896
                                                     --------     --------

Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000,000
     shares authorized; no shares
     issued and outstanding
  Common stock, $0.001 par value; 20,000,000
     shares authorized; 13,103,675 and
     13,077,884 shares issued and outstanding              13           13
  Additional paid-in capital                          141,228      140,778
  Retained earnings                                     6,964       10,262
  Accumulated other comprehensive income (loss)            56         (109)
                                                     --------     --------
     Total stockholders' equity                       148,261      150,944
                                                     --------     --------
                                                     $214,724     $198,840
                                                     ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            WILD OATS MARKETS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                  (UNAUDITED)

                                                               Three Months Ended
                                                            APRIL 3,        MARCH 28
                                                              1999            1998
Sales                                                            $122,508    $91,603
Cost of goods sold and occupancy costs                             84,858     63,124
                                                                 --------    -------
  Gross profit                                                     37,650     28,479
Operating expenses:
  Direct store expenses                                            27,107     20,228
  Selling, general and administrative expenses                      4,378      3,633
  Pre-opening expenses                                                663        548
  Non-recurring expenses                                           10,894
                                                                 --------    -------
     Income (loss) from operations                                 (5,392)     4,070
  Interest expense (income), net                                       90       (349)
                                                                 --------    -------
     Income (loss) before income taxes                             (5,482)     4,419
  Income tax expense (benefit)                                     (2,465)     1,715
                                                                 --------    -------
Net income (loss) before cumulative effect of
  change in accounting principle                                   (3,017)     2,704
                                                                 --------    -------
Cumulative effect of change in accounting
  principle, net of tax                                               281
                                                                 --------    -------

Net income (loss)                                                  (3,298)     2,704
                                                                 --------    -------

Other comprehensive income:
Foreign currency translation adjustment, net                          165         22
                                                                 --------    -------

Comprehensive income (loss)                                      $ (3,133)   $ 2,726
                                                                 ========    =======

Basic net income (loss) per common share                           $(0.25)     $0.21
                                                                 ========    =======

Diluted net income (loss) per common share                         $(0.25)     $0.20
                                                                 ========    =======

Average common shares outstanding                                  13,091     12,770
Dilutive effect of stock options                                                 544
                                                                 --------    -------
Average common shares outstanding assuming dilution                13,091     13,314
                                                                 ========    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                            WILD OATS MARKETS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                               THREE MONTHS ENDED
                                                            APRIL 3,        MARCH 28,
                                                              1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                            $ (3,298)       $  2,704
Adjustments to reconcile net
  income (loss) to net cash provided
  by operating activities:
  Depreciation and amortization                                 4,047           2,771
  Non-recurring expenses                                       10,794
  Loss (gain) on disposal of property and equipment                14              (5)
  Deferred tax provision (benefit)                               (800)             34
  Change in assets and liabilities:
     Inventories                                               (1,298)           (856)
     Receivables and other assets                                 652             (88)
     Accounts payable                                          (1,759)            348
     Accrued liabilities                                         (820)          2,032
                                                             --------        --------
       Net cash provided by operating activities                7,532           6,940
                                                             --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                          (10,802)        (12,132)
Payment for purchase of acquired
  entities, net of cash acquired                              (18,467)         (2,122)
Proceeds from sales of equipment                                                  108
                                                             --------        --------
  Net cash used by investing activities                       (29,269)        (14,146)
                                                             --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under line-of-credit agreement                  22,300
Repayment of short-term debt                                   (3,150)             (2)
Proceeds from issuance of common stock                            450             867
                                                             --------        --------
  Net cash provided by financing activities                    19,600             865
                                                             --------        --------

Effect of exchange rate changes on cash                           (52)             22
                                                             --------        --------
Net decrease in cash and cash equivalents                      (2,189)         (6,319)
Cash and cash equivalents at beginning of period               11,255          46,686
                                                             --------        --------
Cash and cash equivalents at end of period                   $  9,066        $ 40,367
                                                             ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                     $    158        $      3
                                                             ========        ========
  Cash paid for income taxes                                 $    157        $    513
                                                             ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            WILD OATS MARKETS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   ACCOUNTING POLICIES

     The consolidated balance sheet as of April 3, 1999, the consolidated statement of operations for the three months ended April 3, 1999 and March 28, 1998, as well as the consolidated statement of cash flows for the three months ended April 3, 1999 and March 28, 1998 have been prepared without an audit. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation thereof, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with financial statements and notes thereto included in the Company's 1998 Annual Report to Stockholders. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

2.   NEW ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1, which is effective for transactions in fiscal years beginning after December 15, 1998, provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company adopted SOP 98-1 in fiscal 1999 with no material effect on its reported financial results.

     In April 1998, the AICPA issued SOP 98-5, Accounting for the Costs of Start-Up Activities. SOP 98-5 provides guidance on how entities should account for pre-opening costs, pre-operating costs, organization costs and start-up costs. SOP 98-5 requires that the costs of start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, and the initial application should be reported as a cumulative effect of a change in accounting principle. The Company adopted SOP 98-5 in fiscal 1999 and recorded approximately $281,000 as a cumulative effect of a change in accounting principle, net of taxes, during the first quarter of 1999. The Company expects SOP 98-5 to have no material effect on its ongoing results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 133, which is effective for fiscal years beginning after June 15, 1999, requires all derivatives to be recognized in the balance sheet as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of FAS No. 133. The Company will adopt FAS No. 133 for the 2000 fiscal year, but does not expect such adoption to materially affect its financial statement presentation due to the Company's limited use of such instruments.

3.   BUSINESS COMBINATIONS

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

5.   NON-RECURRING EXPENSES

     During the three months ended April 3, 1999, the Company's management made certain decisions relating to the Company's operations and selected store closures, which resulted in approximately $10.9 million of non-recurring expenses being recorded. These decisions included (1) a change in the Company's strategic direction with respect to its two "Farm to Market" stores located in Buffalo Grove, Illinois, and Tempe, Arizona ($4.5 million), and (2) a decision by the Company's management to allocate corporate resources to servicing new and existing stores, rather than closed sites ($6.4 million). Components of the non-recurring charge consist primarily of non-cancelable lease obligations through the year 2000 ($1.2 million) and abandonment of fixed and intangible assets ($9.7 million).

6.   SUBSEQUENT EVENTS

     Subsequent to April 3, 1999, the Company acquired the operations of three existing natural foods markets in Westport and Hartford, Connecticut, and Melbourne, Florida, in exchange for $6.5 million in cash. The acquisition was accounted for using the purchase method, and the excess of cost over the fair value of the assets acquired of $6.1 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

     Also subsequent to April 3, 1999, the Company signed an agreement to acquire from General Nutrition, Incorporated ("GNI") all of the outstanding stock of Nature's Fresh Northwest, Inc. ("Nature's Fresh") in exchange for $40.0 million in cash. Included in the liabilities of the acquired company is a $17.0 million note payable to GNI. Nature's Fresh currently operates six natural foods markets in the Portland, Oregon metropolitan area with two new stores and a relocation in development. The completion of the acquisition, which is scheduled to close on May 29, 1999, is subject to certain conditions to closing, including receipt of clearance for the acquisition from the Federal Trade Commission. The acquisition will be accounted for using the purchase method, and the excess of cost over the fair value of the assets acquired of approximately $30.0 million to $35.0 million will be allocated to goodwill and amortized on a straight-line basis over 40 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the context of Section 21E of the Securities Exchange Act of 1934, as amended. Each and every forward-looking statement involves a number of risks and uncertainties, including the Risk Factors specifically delineated and described in the Company's 1998 Annual Report to Stockholders and those Risk Factors that have been specifically expanded or modified below. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. Words such as "believes", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Certain of the Risk Factors are hereby restated, modified and expanded in accordance with the following section references that correlate to the corresponding sections of the Company's 1998 Annual Report to Stockholders:

UNCERTAIN ABILITY TO EXECUTE GROWTH STRATEGY

The Company's business has grown considerably in size and geographic scope, increasing from 14 stores in 1994 to its current size of 71 stores in 19 states and Canada. In the first quarter of 1999, the Company acquired three operating natural foods stores, opened one new store, and relocated two stores. The Company's ability to implement its growth strategy depends to a significant degree upon its ability to open or acquire stores in existing and new markets and to integrate and operate those stores profitably. While the Company plans to expand primarily through the opening of new stores, it will continue to pursue acquisitions of natural foods retailers where attractive opportunities exist. The Company's growth strategy is dependent upon a number of factors, including its ability to:

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

In addition, the Company pursues a strategy of clustering stores in each of its markets to increase overall sales, achieve operating efficiencies and further penetrate markets. In the past, when the Company has opened a store in a market where it had an existing presence, the Company has experienced a decline in the sales and operating results at certain of its existing stores in these markets. The opening of competing stores may have a similar adverse effect on the Company's results of operations. The Company intends to continue to pursue its store clustering strategy and expects the sales and operating results trends for other stores in an expanded market to continue to experience temporary declines related to the clustering of stores. Further, acquisitions involve a number of additional risks, such as short-term negative effects on the Company's reported operating results, diversion of management's attention, unanticipated problems or legal liabilities, and the integration of potentially dissimilar operations, some or all of which could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will achieve its planned expansion in existing markets, enter new markets, or operate or integrate its existing, newly-opened or newly-acquired stores profitably. If the Company fails to do so, the Company's business, results of operations and financial condition will be materially and adversely affected. In addition, the Company's ability to execute its growth strategy is partially dependent upon the demographic trends and market conditions in the natural foods industry. Any change in those trends and conditions could adversely affect the Company's future growth rate.

FLUCTUATIONS IN FINANCIAL RESULTS

The Company's results of operations may fluctuate significantly from period-to-period as the result of a variety of factors, including:

          . the number, timing, mix and cost of store openings, acquisitions, relocations, or closings;
          .  the ratio of stores opened to stores acquired;
          . the opening of stores by the Company or its competitors in markets where the Company has existing stores;
          .  comparable store sales results;
          . the ratio of urban format to supermarket format stores; and . seasonality in sales volume and sales mix in certain geographic regions.

The Company incurs significant pre-opening expenses, and new stores typically experience an initial period of operating losses. As a result, the opening of a significant number of stores in a single period will have an adverse effect on the Company's results of operations. Conversely, delays in opening of planned new stores may result in revenue shortfalls and may adversely affect results of operations. The opening of competing stores may have a similar adverse effect on results of operations. Further, the integration of a significant number of acquired stores may have an adverse effect on the Company's results of operations due to duplication of expenses and a higher cost structure in the acquired stores, financing costs, and goodwill arising from the acquisition. Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future financial performance.

IMPACT OF THE YEAR 2000 ISSUE

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

If failures of software systems occur within the operations of the Company's vendors, distributors or financial centers, the failure could affect the Company's business, financial condition and results of operations. Such failures could result in the inability to obtain products for the Company's stores and the inability to process credit card or electronically processed food stamp payments from customers.

Although the Company has taken significant steps to address possible Year 2000 problems, there can be no assurance that failure of the Company's primary vendors, distributors or financial centers to timely attain Year 2000 compliance will not materially adversely affect the Company's results of operations and financial condition. Year 2000 compliance problems in other areas such as failures by telephone, mail, data transfer or other utility or general service providers or government or private entities could also have a material adverse effect on the Company. The Company is currently formulating contingency plans in the event these third-party systems are not Year 2000 compliant and anticipates having such plans completed by the end of the third quarter of 1999.

BACKGROUND

STORE OPENINGS, CLOSINGS, REMODELS, RELOCATIONS AND ACQUISITIONS. During the first quarter of 1999, the Company opened one new store in Evanston, Illinois, and relocated two stores in Tempe, Arizona, and Memphis, Tennessee. The Company also acquired three operating natural foods stores in Tucson, Arizona, during the quarter. The Company plans to open seven, acquire up to 11 (inclusive of those described below), and relocate three additional stores, as well as close two stores, during the remainder of 1999.

Subsequent to the end of the first quarter of 1999, the Company acquired three operating natural foods markets in Connecticut and Florida. The Company also entered into a stock purchase agreement for the acquisition of all of the outstanding stock of Nature's Fresh Northwest, Inc., a wholly-owned subsidiary of General Nutrition, Incorporated, that owns six operating natural foods stores in the Portland, Oregon metropolitan area and also has two new stores and a relocation in development. The completion of the acquisition, which is currently scheduled to close on May 29, 1999, is subject to certain conditions to closing, including receipt of clearance for the acquisition from the Federal Trade Commission. The Company anticipates that it also may acquire other operating natural foods grocery stores during the remainder of 1999.

The Company's results of operations have been and will continue to be affected by, among other things, the number, timing and mix of store openings, acquisitions or closings. New stores build their sales volumes and refine their merchandise selection gradually and, as a result, generally have lower gross margins and higher operating expenses as a percentage of sales than more mature stores. The Company anticipates that the new stores opened in 1999 will experience operating losses for the first six to 12 months of operation, in accordance with historic trends. Further, acquired stores, while generally profitable as of the acquisition date, generate lower gross margins and store contribution margins than the Company average, due to their substantially lower volume purchasing discounts. Over time, typically six months, as the Company sells through the acquired inventories and implements its volume purchase discounts, the Company expects that the gross margin and store contribution margin of the acquired stores will approach the Company average. The Company anticipates that a high concentration of acquired stores, such as contemplated by the Nature's Fresh Northwest acquisition, will have a temporary negative impact on the Company's consolidated results of operations.

The Company is actively upgrading, remodeling or relocating some of its older stores. Remodels and relocations typically cause short-term disruption in sales volume and related increases in certain expenses as a percentage of sales, such as payroll. Remodels on average take between 90 and 120 days to complete. The Company cannot predict whether sales disruptions and the related impact on earnings may be greater in time or volume than projected in certain remodeled or relocated stores. The Company will continue to evaluate the profitability of all of its stores on an ongoing basis and may, from time to time, make decisions regarding closures, disposals, relocations or remodels in accordance with such evaluations. As part of this strategy, the Company relocated two stores in Tempe, Arizona, and Memphis, Tennessee, during the first quarter and expects to relocate three additional stores during the remainder of 1999. Further, during the first quarter of 1999, the Company made a strategic decision to close its two "Farm to Market" stores, as well as abandon the assets in certain vacant sites, resulting in a $10.9 million non-recurring charge in the quarter (see "Notes to Consolidated Financial Statements").

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

COMPARABLE STORE SALES RESULTS. Sales of a store are deemed to be comparable commencing in the thirteenth full month of operations for new, relocated and acquired stores. A variety of factors affect the Company's comparable store sales results, including, among others, the relative proportion of new or relocated stores to mature stores, the opening of stores by the Company or its competitors in markets where the Company has existing stores, the timing of promotional events, the Company's ability to execute its operating strategy effectively, changes in consumer preferences for natural foods and general economic conditions. Past increases in comparable store sales may not be indicative of future performance.

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

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, Accounting for Costs of Start-Up Activities. SOP 98-5 requires that pre-opening costs be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, and the initial application should be reported as a cumulative effect of a change in accounting principle. The Company adopted SOP 98-5 in fiscal 1999 and recorded approximately $281,000 as a cumulative effect of a change in accounting principle, net of taxes, during the first quarter of 1999.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of sales:

                                                 THREE MONTHS ENDED
                                                APRIL 3,    MARCH 28,
                                                  1999        1998
Sales                                              100.0%      100.0%
Cost of goods sold and occupancy costs              69.3        68.9
                                                   -----       -----
Gross margin                                        30.7        31.1
Direct store expenses                               22.1        22.1
Selling, general and administrative expenses         3.6         4.0
Pre-opening expenses                                 0.5         0.6
Non-recurring expenses                               8.9
                                                   -----       -----
Income (loss) from operations                       (4.4)        4.4
Interest expense (income), net                       0.1        (0.4)
                                                   -----       -----
Income (loss) before income taxes                   (4.5)        4.8
Income tax expense (benefit)                        (2.0)        1.9
                                                   -----       -----
Net income (loss) before cumulative effect
  of change in accounting principle                 (2.5)        2.9
Cumulative effect of change in accounting
  principle, net of taxes                            0.2
                                                   -----       -----
Net income (loss)                                  (2.7)%        2.9%
                                                   =====       =====

SALES. Sales for the three months ended April 3, 1999 increased 33.7% to $122.5 million from $91.6 million for the same period in 1998. The increase is primarily due to the opening of one new store, the acquisition of three stores, and the relocation of two stores in the first three months of 1999, as well as the inclusion of eight stores opened and seven stores acquired during 1998. Comparable store sales increased 8% for the first quarter of 1999, based on both new and acquired stores that have been operating longer than 12 months. The Company expects its comparable store sales increases to be 6% to 8% through the remainder of 1999. See "Fluctuations in Financial Results".

GROSS PROFIT. Gross profit for the three months ended April 3, 1999 increased 32.2% to $37.7 million from $28.5 million for the same period in 1998. The increase in gross profit is primarily attributable to the increase in the number of stores operated by the Company. Gross profit as a percentage of sales for the three months ended April 3, 1999 decreased to 30.7% from 31.1% for the same period in 1998. The decrease is primarily attributable to year-end reward discount coupons issued in early fiscal 1999 in conjunction with the Company's Wild Shopper Card frequent shopper program (which was discontinued in the first quarter of 1999) and to lower gross margin performance in the Company's two "Farm to Market" stores (see "Notes to Consolidated Financial Statements" and "Store Openings, Closings, Remodels, Relocations and Acquisitions").

DIRECT STORE EXPENSES. Direct store expenses for the three months ended April 3, 1999 increased 34.0% to $27.1 million from $20.2 million for the same period in 1998. The increase in direct store expenses is attributable to the increase in the number of stores operated by the Company. Direct store expenses as a percentage of sales for the three months ended April 3, 1999 remained the same as the percentage for the same period in 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended April 3, 1999 increased 20.5% to $4.4 million from $3.6 million for the same period in 1998. The increase is the result of additional central and regional support staff and infrastructure that the Company has added to support its increased number of stores. Selling, general and administrative expenses as a percentage of sales for the three months ended April 3, 1999 decreased to 3.6% from 4.0% for the same period in 1998. The decrease is the result of greater leverage of overhead expenses over higher sales volumes.

PRE-OPENING EXPENSES. Pre-opening expenses for the three months ended April 3, 1999 increased 21.0% to $663,000 from $548,000 for the same period in 1998. The increase is attributable to the opening of one new store and two relocated stores during the first quarter of 1999, as compared to the opening of two new stores during the same period in 1998. Additionally, in accordance with SOP 98-5, pre-opening expenses are recognized as incurred during fiscal 1999. Prior to fiscal 1999, pre-opening expenses were deferred until a store's opening date, at which time such costs were expensed in full. Pre-opening expenses as a percentage of sales for the three months ended April 3, 1999 decreased to 0.5% from 0.6% for the same period in 1998. The decrease is primarily due to the greater leverage of pre-opening expenses over higher sales volumes.

NON-RECURRING EXPENSES. During the three months ended April 3, 1999, the Company's management made certain decisions relating to the Company's operations and selected store closures, which resulted in approximately $10.9 million of non-recurring expenses being recorded in the three months ended April 3, 1999. These decisions included (1) a change in the Company's strategic direction with respect to its two "Farm to Market" stores located in Buffalo Grove, Illinois, and Tempe, Arizona ($4.5 million), and (2) a decision by the Company's management to allocate corporate resources to servicing new and existing stores, rather than closed sites ($6.4 million). Components of the non-recurring charge consist primarily of non-cancelable lease obligations through the year 2000 ($1.2 million) and abandonment of fixed and intangible assets ($9.7 million).

NET INTEREST EXPENSE (INCOME). Net interest expense for the three months ended April 3, 1999 was $90,000 as compared to net interest income of $349,000 for the same period in 1998. The change is attributable to increased borrowing from the Company's revolving line of credit to fund new store openings and the acquisition of three stores in the first quarter of 1999, and to lower levels of invested cash in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of capital have been cash flow from operations, trade payables, bank indebtedness, and the sale of equity securities. Primary uses of cash have been the financing of new store development, new store openings, acquisitions and purchases of real property.

Net cash provided by operating activities was $7.5 million during the three months ended April 3, 1999 as compared to $6.9 million during the same period in 1998. Cash provided by operating activities increased during this period primarily due to increases in net income before depreciation and amortization expense and loss on disposal of property and equipment. The Company has not required significant external financing to support inventory requirements at its existing and new stores because it has been able to rely on vendor financing for most of the inventory costs, and anticipates that vendor financing will continue to be available for new store openings.

Net cash used by investing activities was $29.3 million during the three months ended April 3, 1999 as compared to $14.1 million during the same period in 1998. The increase is due to the opening of one new store, the acquisition of three stores, the relocation of two stores, and several store remodels in the first three months of 1999, as well as the construction costs incurred for 10 new or relocated stores now under construction which are expected to open in the remainder of 1999, as compared to two new stores and one acquired store in the first three months of 1998 and the construction costs incurred for new stores in development which opened during the remainder of 1998.

Net cash provided by financing activities was $19.6 million during the three months ended April 3, 1999 as compared to $865,000 during the same period in 1998. The change reflects increased borrowing from the Company's revolving line of credit and decreased issuance of common stock upon the exercise of employee stock options during the first three months of 1999, as well as the repayment of a $3.2 million note payable.

The Company has a revolving line of credit of $80.0 million. The facility has a three-year term and bears interest, at the Company's option, at the prime rate or LIBOR plus 0.65%. The line of credit agreement includes certain financial and other covenants, as well as restrictions on payments of dividends. As of May 12, 1999, there were $29.6 million in borrowings outstanding under this facility.

The Company spent approximately $10.8 million during the first quarter of 1999 and anticipates that it will spend approximately $27.5 million during the remainder of 1999 for new store construction, purchases of real property and leasehold interests, development, remodels and maintenance capital expenditures, exclusive of acquisitions. The Company expects to spend approximately $65.2 million to acquire the operations of existing natural foods or specialty markets inclusive of the costs of the acquisitions already completed or expected to be completed during the second quarter of 1999. The Company has entered into a stock purchase agreement to acquire from General Nutrition, Incorporated the outstanding stock of Nature's Fresh Northwest, Inc., a corporation with six operating natural foods stores and two stores and one relocation under development. The purchase price is $40.0 million in cash plus the assumption of liabilities including a $17.0 million note payable due to the seller. The acquisition is scheduled to close May 29, 1999, subject to certain conditions to closing.

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

The Company owns two parcels of real property on which it is constructing new stores or relocating certain existing stores. The Company has constructed one store planned to open in the second quarter of 1999, and commenced remodeling of one additional new store scheduled to open in mid-1999. Construction of stores requires substantially greater cash outlays than the remodeling of existing buildings (i.e., $3.5 to $9.0 million as compared to $2.0 to $3.0 million). The Company has entered into agreements to sell the real properties in sale-leaseback transactions. If the Company is not successful in completing the transactions for the sale and leaseback of the properties currently owned by the Company, this may result in unplanned, long-term uses of the Company's cash that otherwise would be available to fund operations. Additionally, unexpected permitting and construction delays could result in greater or longer-term cash outlays. Delays in opening new stores also may result in reductions in forecasted sales revenues from projected levels and increases in pre-opening costs for any given reporting period.

The cost of initial inventory for a new store has historically been approximately $500,000; however, the Company relies on vendor financing for most of this cost. Pre-opening costs currently are approximately $250,000 to $300,000 per store and are expensed as incurred. The amounts and timing of such pre-opening costs will depend upon the availability of new store sites and other factors, including the location of the store and whether it is in a new or existing market for the Company, the size of the store, and the required build-out at the site. Costs to acquire future stores, if any, are impossible to predict and could vary materially from the cost to open new stores. There can be no assurance that actual capital expenditures will not exceed anticipated levels. The Company believes that cash generated from operations and funds available under the revolving line of credit will be sufficient to satisfy its cash requirements, exclusive of additional acquisitions, through 1999.

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

NEW ACCOUNTING PRONOUNCEMENTS

See disclosures in Note 2 of the "Notes to Consolidated Financial Statements".

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Alfalfa's Canada, Inc., the Company's Canadian subsidiary, is a defendant in a suit brought in the Supreme Court of British Columbia, by one of its distributors, Waysafer Wholefoods Limited and one of its principals, seeking monetary damages for breach of contract and injunctive relief to enforce a buying agreement for the three Canadian stores entered into by a predecessor of Alfalfa's Canada, Inc. The suit was filed in September 1996. The Company does not believe its potential exposure in connection with the suit to be material. There are no other material pending legal proceedings to which the Company or its subsidiaries are a party. From time to time, the Company is involved in lawsuits that the Company considers to be in the normal course of its business.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              EXHIBIT
              NUMBER            DESCRIPTION OF DOCUMENT
              ------            -----------------------

              3(i).1.(a)**      Amended and Restated Certificate of
                                Incorporation of Registrant.(1)

              3(i).1.(b)**      Certificate of Correction to Amended and
                                Restated Certificate of Incorporation of the Registrant.(1)

              3(i).1.(c)+       Certificate of Designations of Series A Junior
                                Participating Preferred Stock of Registrant

              3(ii).1**         Amended and Restated By-Laws of Registrant.(1)

              4.1** Reference is made to Exhibits 3(i).1 through 3(ii).1.(1)

              4.2** Rights Agreement dated as of May 22, 1998 between Registrant and Norwest Bank Minnesota N.A.(2)

              10.1** Revolving Loan Agreement dated as of March 2, 1999 among Wild Oats Markets, Inc., the Lenders Named Herein and Wells Fargo Bank, National Association, as Administrative Agent.(3)

              27.1+             Financial Data Schedule.
________________________________

**   Previously filed.
+    Included herewith.

(1) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996 (File Number 0-21577).
(2) Incorporated by reference to the Registrant's Registration Statement on Form 8-A dated May 21, 1998.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 2, 1999 (File Number 0-21577).

     (b)  Reports on Form 8-K.

     The Company did not file a Form 8-K during the three-month period ended April 3, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, County of Boulder, State of Colorado, on the 12th day of May 1999.

                                WILD OATS MARKETS, INC.


                                By  /s/  Mary Beth Lewis
                                  ----------------------
                                         Mary Beth Lewis
                                         Executive Officer, Vice President of
                                         Finance, Treasurer and Chief Financial
                                         Officer
                                         (Principal Financial and Accounting
                                         Officer)