Form 10-Q
period 1999-07-03
WILD OATS MARKETS INC
filed 1999-08-17
CIK 909990

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 3, 1999
                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________

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

     Yes  (X)            No  (   )

As of August 9, 1999, there were 13,278,724 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

                               TABLE OF CONTENTS

                                                                         Page
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheet
           July 3, 1999 (Unaudited) and January 2, 1999                     3

           Consolidated Statement of Operations (Unaudited)
           Three and Six Months Ended July 3, 1999 and June 27, 1998        4

           Consolidated Statement of Cash Flows (Unaudited)
           Six Months Ended July 3, 1999 and June 27, 1998                  5

           Notes to Consolidated Financial Statements (Unaudited)           6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    8

Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                               13

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 13
Item 2.  Changes in Securities                                             13
Item 3.  Defaults Upon Senior Securities                                   13
Item 4.  Submission of Matters to a Vote of Security Holders               13
Item 5.  Other Information                                                 13
Item 6.  Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                 15

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
                            WILD OATS MARKETS, INC.
                          Consolidated Balance Sheet
                       (In thousands, except share data)

                                                     July 3,    January 2,
                                                      1999         1999
                                                   (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                          $ 13,881     $ 11,255
  Accounts receivable (less allowance
     for doubtful accounts of $211 and
     $159, respectively)                                1,892        1,762
  Inventories                                          37,925       28,464
  Prepaid expenses and other current assets             1,452        1,956
  Deferred income taxes                                 3,663          812
                                                     --------     --------
     Total current assets                              58,813       44,249
                                                     --------     --------
Property and equipment, net                           138,481       97,878
Intangible assets, net                                109,354       55,827
Deposits and other assets                               1,299          886
                                                     --------     --------
                                                     $307,947     $198,840
                                                     ========     ========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                   $ 37,372     $ 29,022
  Accrued liabilities                                  20,126       12,432
  Notes payable                                         3,400        3,150
  Current portion of obligations in capital leases        552
                                                     --------     --------
     Total current liabilities                         61,450       44,604
Long-term debt                                         85,979
Obligations in capital leases                           1,031
Deferred income taxes                                   2,021        1,958
Other liabilities                                       2,674        1,334
                                                     --------     --------
                                                      153,155       47,896
                                                     --------     --------

Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000,000
     shares authorized; no shares
     issued and outstanding
  Common stock, $0.001 par value; 20,000,000
     shares authorized; 13,266,502 and
     13,077,884 shares issued and outstanding              13           13
  Additional paid-in capital                          144,126      140,778
  Retained earnings                                    10,340       10,262
  Accumulated other comprehensive income (loss)           313         (109)
                                                     --------     --------
     Total stockholders' equity                       154,792      150,944
                                                     --------     --------
                                                     $307,947     $198,840
                                                     ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            WILD OATS MARKETS, INC.
         Consolidated Statement of Operations and Comprehensive Income
                     (In thousands, except per-share data)
                                  (Unaudited)

                                                              Three Months Ended                Six Months Ended
                                                           July 3,            June 27,      July 3,           June 27,
                                                            1999                1998          1999               1998
Sales                                                     $135,337           $98,663       $257,846           $190,266
Cost of goods sold and occupancy costs                      93,150            67,877        178,006            130,824
                                                          --------           -------       --------           --------
  Gross profit                                              42,187            30,786         79,840             59,442
Operating expenses:
  Direct store expenses                                     29,712            21,948         56,819             42,249
  Selling, general and administrative expenses               4,888             3,856          9,269              7,627
  Pre-opening expenses                                         937               432          1,600                981
  Non-recurring expenses                                                         393         10,894                393
                                                          --------           -------       --------           --------
     Income from operations                                  6,650             4,157          1,258              8,192
  Interest expense (income), net                               551              (140)           641               (524)
                                                          --------           -------       --------           --------
     Income before income taxes                              6,099             4,297            617              8,716
  Income tax expense                                         2,723             1,693            258              3,408
                                                          --------           -------       --------           --------

Net income before cumulative effect of change                3,376             2,604            359              5,308
  in accounting principle

Cumulative effect of change in accounting principle,
  net of tax                                                                                    281
                                                          --------           -------       --------           --------

Net income                                                   3,376             2,604             78              5,308
                                                          --------           -------       --------           --------
Other comprehensive income:
Foreign currency translation adjustment, net                   257                 8            424                 30
                                                          --------           -------       --------           --------

Comprehensive income                                      $  3,633           $ 2,612       $    502           $  5,338
                                                          ========           =======       ========           ========

Basic net income per common share                            $0.26             $0.20          $0.01              $0.41
                                                          ========           =======       ========           ========

Diluted net income per common share                          $0.25             $0.19          $0.01              $0.39
                                                          ========           =======       ========           ========

Average common shares outstanding                           13,184            12,997         13,138             12,954
Dilutive effect of stock options                               393               491            371                486
                                                          --------           -------       --------           --------
Average common shares outstanding assuming dilution         13,577            13,488         13,509             13,440
                                                          ========           =======       ========           ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            WILD OATS MARKETS, INC.
                     Consolidated Statement of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                               Six Months Ended
                                                             July 3,       June 27,
                                                              1999           1998
Cash Flows From Operating Activities
Net income                                                 $     78        $  5,308
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Depreciation and amortization                               8,567           5,985
  Non-recurring expenses                                     10,794
  Loss (gain) on disposal of property and equipment              14            (106)
  Deferred tax provision (benefit)                           (1,462)            426
  Change in assets and liabilities (net of acquisitions):
     Inventories                                             (4,066)         (1,149)
     Receivables and other assets                               604          (1,017)
     Accounts payable                                         8,342            (494)
     Accrued liabilities                                      1,730           1,526
                                                           --------        --------
       Net cash provided by operating activities             24,601          10,479
                                                           --------        --------

Cash Flows From Investing Activities
Capital expenditures                                        (30,799)        (27,138)
Payment for purchase of acquired
  entities, net of cash acquired                            (64,995)         (9,585)
                                                           --------        --------
  Net cash used by investing activities                     (95,794)        (36,723)
                                                           --------        --------

Cash Flows From Financing Activities
Net borrowings under line-of-credit agreement                75,500
Repayments on short-term debt                                (3,150)           (705)
Proceeds from issuance of common stock                        1,255           1,128
                                                           --------        --------
  Net cash provided by financing activities                  73,605             423
                                                           --------        --------

Effect of exchange rate changes on cash                         214              30
                                                           --------        --------
Net increase (decrease) in cash and cash equivalents          2,626         (25,791)
Cash and cash equivalents at beginning of period             11,255          46,686
                                                           --------        --------
Cash and cash equivalents at end of period                 $ 13,881        $ 20,895
                                                           ========        ========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $    633        $      6
                                                           ========        ========
  Cash paid for income taxes                               $  1,240        $  2,575
                                                           ========        ========

Supplemental schedule of noncash investing and
 financing activities:
  Short-term note receivable for sale of property                          $    365
                                                                           ========
  Non-cash adjustment to purchase price for Nature's
   acquisition                                             $  2,090
                                                           ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            WILD OATS MARKETS, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1.   Accounting Policies

     The consolidated balance sheet as of July 3, 1999, the consolidated statement of operations for the three and six months ended July 3, 1999 and June 27, 1998, as well as the consolidated statement of cash flows for the six months ended July 3, 1999 and June 27, 1998, have been prepared without an audit. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation thereof, have been made.

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

     In April 1998, the AICPA issued SOP 98-5, Accounting for the Costs of Start-Up Activities. SOP 98-5 provides guidance on how entities should account for pre-opening costs, pre-operating costs, organization costs and start-up costs. SOP 98-5 requires that the costs of start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, and the initial application should be reported as a cumulative effect of a change in accounting principle. The Company adopted SOP 98-5 in fiscal 1999 and recorded approximately $281,000 as a cumulative effect of a change in accounting principle, net of taxes, during the first quarter of 1999. The impact on basic and diluted earnings per share of this adoption was $(0.02) for the six months ended July 3, 1999. The Company expects SOP 98-5 to have no material effect on its ongoing results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 133, as amended is effective for fiscal years beginning after June 15, 2000, and requires all derivatives to be recognized in the balance sheet as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of FAS No. 133. The Company will adopt FAS No. 133 for the 2000 fiscal year, but does not expect such adoption to materially affect its financial statement presentation due to the Company's limited use of such instruments.

3.   Business Combinations

     On April 30, 1999, the Company acquired the operations of three existing natural foods supermarkets in Norwalk and Hartford, Connecticut and Melbourne, Florida. The purchase price for this acquisition aggregated $6.5 million in cash. The acquisition was accounted for using the purchase method, and the excess of cost over the fair value of the assets acquired and liabilities assumed of $6.1 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

     On May 29, 1999, the Company acquired all of the outstanding stock of Nature's Fresh Northwest, Inc. ("Nature's"), a Delaware corporation that owned seven operating nature foods stores, with one new store and one relocation in development in metropolitan Portland, Oregon. The purchase price for this acquisition aggregated $40.0 million in cash, including the assumption by the Company of a $17.0 million promissory note owed by Nature's to General Nutrition, Incorporated, its parent corporation. The acquisition was accounted for using the purchase method, and the excess of cost over the fair value of the assets acquired and liabilities assumed of $32.1 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

4.   Earnings Per Share

     The Company reports both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, except where the effect of their inclusion would be antidilutive (i.e., in a loss period).

5.   Non-Recurring Expenses

     During the first quarter of 1999, the Company's management made certain decisions relating to the Company's operations and selected store closures, which resulted in approximately $10.9 million of non-recurring expenses being recorded. These decisions included (1) a change in the Company's strategic direction, resulting in the closure in the second quarter of 1999 of its two "Farm to Market" stores located in Buffalo Grove, Illinois, and Tempe, Arizona ($4.5 million), and (2) a decision by the Company's management to allocate corporate resources to servicing new and existing stores, rather than closed sites

     ($6.4 million). Components of the non-recurring charge consist primarily of non-cancelable lease obligations through the year 2000 ($1.2 million) and abandonment of fixed and intangible assets ($9.7 million). At July 3, 1999, the remaining accrued liabilities related to the non-recurring charge totaled approximately $785,000.

6.   Subsequent Events

     Subsequent to July 3, 1999, the Company signed an agreement to acquire all of the outstanding stock of Henry's Marketplace, Inc. ("Henry's"), which operates 11 natural food markets in the metropolitan San Diego area, in a stock-for-stock exchange valued at approximately $46.0 million. The number of shares issued by the Company will be based on the average price of the Company's common stock in the 10 trading days preceding closing, subject to a pricing collar between $26 and $32 per share. The Federal Trade Commission has cleared the acquisition. The completion of the acquisition, which is scheduled to close on September 1, 1999, is subject to certain conditions to closing, and is intended to qualify as a pooling of interests for financial accounting purposes. Accordingly, following the completion of the transaction, the Company's consolidated financial statements for 1999, 1998, 1997, and 1996 will be restated to include Henry's financial results for the respective periods, adjusted to conform with the Company's accounting policies and presentation.

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

Uncertain Ability to Execute Growth Strategy

The Company's business has grown considerably in size and geographic scope, increasing from 14 stores in 1994 to its current size of 78 stores in 20 states and Canada. In the second quarter of 1999, the Company acquired ten operating natural foods stores, opened one new store, closed two stores and relocated three stores. The Company has also entered into a stock purchase agreement for the acquisition of 11 operating natural foods stores, with the proposed acquisition scheduled to close September 1, 1999. The Company's ability to implement its growth strategy depends to a significant degree upon its ability to open, relocate or acquire stores in existing and new markets and to integrate and operate those stores profitably. While the Company plans to expand primarily through the opening of new stores, it will continue to pursue acquisitions of natural foods retailers where attractive opportunities exist. The Company's growth strategy is dependent upon a number of factors, including its ability to:

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

Background

Store Openings, Closings, Remodels, Relocations and Acquisitions. During the second quarter of 1999, the Company opened one new store in Hinsdale, Illinois, relocated three stores in Ft. Collins, Colorado, Salt Lake City, Utah and Portland, Oregon, and closed two "Farm to Market" stores in Buffalo Grove, Illinois and Tempe, Arizona (see "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-Recurring Expenses"). During the second quarter of 1999, the Company also acquired seven operating natural foods stores in metropolitan Portland, Oregon (of which one was subsequently relocated during the second quarter), and three operating natural foods stores in Norwalk and Hartford, Connecticut; and Melbourne, Florida. The Company plans to open five new stores and acquire 11 stores (as described below) during the remainder of 1999. Further, the Company is actively looking for other acquisition opportunities and may complete additional acquisitions in the remainder of 1999 and 2000.

Subsequent to July 3, 1999, the Company signed an agreement to acquire all of the outstanding stock of Henry's Marketplace, Inc. ("Henry's"), which operates 11 natural food markets in the metropolitan San Diego area, in a stock-for-stock exchange valued at approximately $46.0 million. The number of shares issued by the Company will be based on the average price of the Company's common stock in the 10 trading days preceding closing, subject to a pricing collar between $26 and $32 per share. The Federal Trade Commission has cleared the acquisition. The completion of the acquisition, which is scheduled to close on September 1, 1999, is subject to certain conditions to closing, and is intended to qualify as a pooling of interests for financial accounting purposes.

The Company's results of operations have been and will continue to be affected by, among other things, the number, timing and mix of store openings, acquisitions or closings. New stores build their sales volumes and refine their merchandise selection gradually and, as a result, generally have lower gross margins and higher operating expenses as a percentage of sales than more mature stores. The Company anticipates that the new stores opened in 1999 will experience operating losses for the first six to 12 months of operation, in accordance with historic trends. Further, acquired stores, while generally profitable as of the acquisition date, generate lower gross margins and store contribution margins than the Company average, due to their substantially lower volume purchasing discounts. Over time, typically six months, as the Company sells through the acquired inventories and implements its volume purchase discounts, the Company expects that the gross margin and store contribution margin of the acquired stores will approach the Company average. The Company anticipates that a high concentration of acquired stores, such as the seven-store Nature's acquisition concluded in the second quarter of 1999, and the eleven-store Henry's acquisition contemplated to be completed in the third quarter of 1999, will have a temporary negative impact on the Company's consolidated results of operations.

The Company is actively upgrading, remodeling or relocating some of its older stores. Remodels and relocations typically cause short-term disruption in sales volume and related increases in certain expenses as a percentage of sales, such as payroll. Remodels on average take between 90 and 120 days to complete. The Company cannot predict whether sales disruptions and the related impact on earnings may be greater in time or volume than projected in certain remodeled or relocated stores. The Company will continue to evaluate the profitability of all of its stores on an ongoing basis and may, from time to time, make decisions regarding closures, disposals, relocations or remodels in accordance with such evaluations. As part of this strategy, the Company closed two stores in Tempe, Arizona, and Buffalo Grove, Illinois, and relocated three stores in Ft. Collins, Colorado, Salt Lake City, Utah and Portland, Oregon during the second quarter and expects to relocate additional stores in the year 2000.

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

The Company's comparable store sales results have been negatively affected in the past by planned cannibalization (the loss of sales at an existing store when the Company opens a new store nearby) resulting from the implementation of the Company's store clustering strategy. The Company expects that comparable sales increases will continue to be negatively affected by planned cannibalization throughout 1999 due to the planned opening of new or relocated stores in several of the Company's existing markets, including Phoenix, Arizona, Denver, Colorado, Hartford, Connecticut, Las Vegas, Nevada, Albuquerque, New Mexico, Nashville, Tennessee and Salt Lake City, Utah. There can be no assurance that comparable store sales for any particular period will not decrease in the future.

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

Results of Operations

The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of sales:

                                                     Three Months Ended        Six Months Ended
                                                   July 3,       June 27,     July 3,         June 27,
                                                   1999           1998         1999            1998
Sales                                              100.0%        100.0%      100.0%           100.0%
Cost of goods sold and occupancy costs              68.8          68.9        69.0             68.8
                                                   -----         -----       -----            -----
Gross margin                                        31.2          31.1        31.0             31.2
Direct store expenses                               22.0          22.1        22.0             22.2
Selling, general and administrative expenses         3.6           4.0         3.6              4.0
Pre-opening expenses                                 0.7           0.6         0.6              0.5
Non-recurring expenses                                                         4.3              0.2
                                                   -----         -----       -----            -----
Income from operations                               4.9           4.4         0.5              4.3
Interest expense (income), net                       0.4          (0.4)        0.2             (0.3)
                                                   -----         -----       -----            -----
Income before income taxes                           4.5           4.8         0.3              4.6
Income tax expense                                   2.0           1.9         0.1              1.8
                                                   -----         -----       -----            -----
Net income before cumulative effect
  of change in accounting principle                  2.5           2.9         0.2              2.8
Cumulative effect of change in accounting                                      0.1
  principle, net of taxes
                                                   -----         -----       -----            -----
Net income                                           2.5%          2.9%        0.1%             2.8%
                                                   =====         =====       =====            =====

Sales. Sales for the three months ended July 3, 1999 increased 37.2% to $135.3 million from $98.7 million for the same period in 1998. Sales for the six months ended July 3, 1999 increased 35.5% to $257.8 million from $190.3 million for the same period in 1998. The increase is primarily due to the opening of two new stores, the acquisition of 13 stores, and the relocation of five stores in the first six months of 1999, as well as the inclusion of eight stores opened and seven stores acquired during 1998. Comparable store sales increased 8% for the second quarter of 1999, based on both new and acquired stores that have been operating longer than 12 months. The Company expects its comparable store sales increases to be 5% for the third quarter of 1999. See "Risk Factors-Fluctuations in Financial Results".

Gross Profit. Gross profit for the three months ended July 3, 1999 increased 37.0% to $42.2 million from $30.8 million for the same period in 1998. Gross profit for the six months ended July 3, 1999 increased 34.3% to $79.8 million from $59.4 million for the same period in 1998. The increase in gross profit is primarily attributable to the increase in the number of stores operated by the Company. Gross profit as a percentage of sales for the three months ended July 3, 1999 remained relatively constant at 31.2% as compared to 31.1% for the same period in 1998. Gross profit as a percentage of sales for the six months ended July 3, 1999 decreased to 31.0% from 31.2% in the same period in 1998. The decrease is primarily attributable to year-end reward discount coupons issued in early fiscal 1999 in conjunction with the Company's Wild Shopper Card frequent shopper program (which was discontinued in the first quarter of 1999) and to lower gross margin performance in the Company's two "Farm to Market" stores, which were closed in the second quarter of 1999 (see "Notes to Consolidated Financial Statements" and "Store Openings, Closings, Remodels, Relocations and Acquisitions").

Direct Store Expenses. Direct store expenses for the three months ended July 3, 1999 increased 35.4% to $29.7 million from $21.9 million for the same period in 1998. Direct store expenses for the six months ended July 3, 1999 increased 34.5% to $56.8 million from $42.2 million for the same period in 1998. The increase in direct store expenses is attributable to the increase in the number of stores operated by the Company. Direct store expenses as a percentage of sales for the three months ended July 3, 1999 decreased to 22.0% from 22.1% for the same period in 1998. Similarly, direct store expenses as a percentage of sales for the six months ended July 3, 1999 decreased to 22.0% from 22.2% for the same period in 1998. The decreases are primarily attributable to the matured performance of the new stores opened in 1998, as well as improved control of direct store expenses, particularly payroll and benefits costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended July 3, 1999 increased 26.8% to $4.9 million from $3.9 million for the same period in 1998. Selling, general and administrative expenses for the six months ended July 3, 1999 increased 21.5% to $9.3 million from $7.6 million for the same period in 1998. The increase is the result of additional central and regional support staff and infrastructure that the Company has added to support its increased number of stores. Selling, general and administrative expenses as a percentage of sales for the three and six months ended July 3, 1999 decreased to 3.6% from 4.0% for the same periods in 1998. The decreases are the result of greater leverage of overhead expenses over higher sales volumes.

Pre-Opening Expenses. Pre-opening expenses for the three months ended July 3, 1999 increased 116.9% to $937,000 from $432,000 for the same period in 1998. Pre-opening expenses for the six months ended July 3, 1999 increased 63.1% to $1.6 million from $981,000 for the same period in 1998. The increase is attributable to the opening of two new stores and five relocated stores during the first six months of 1999, as compared to the opening of three new stores and one relocated store during the same period in 1998. Additionally, in accordance with SOP 98-5, pre-opening expenses are recognized as incurred during fiscal 1999. Prior to fiscal 1999, pre-opening expenses were deferred until a store's opening date, at which time such costs were expensed in full. Pre-opening expenses as a percentage of sales for the three months ended July 3, 1999 increased to 0.7% from 0.6% for the same period in 1998. Similarly, pre-opening expenses as a percentage of sales for the six months ended July 3, 1999 increased to 0.6% from 0.5% for the same period in 1998. The increases are primarily due to a higher number of new and relocated stores during the first six months of 1999.

Non-Recurring Expenses. There were no non-recurring expenses during the three months ended July 3, 1999, as compared to $393,000 for the same period in 1998. Non-recurring expenses of approximately $10.9 million were incurred during the first quarter of 1999, resulting from certain decisions by the Company's management regarding the Company's operations and selected store closures.
These decisions included (1) a change in the Company's strategic direction with respect to its two "Farm to Market" stores located in Buffalo Grove, Illinois, and Tempe, Arizona ($4.5 million), and (2) a decision by the Company's management to allocate corporate resources to servicing new and existing stores, rather than closed sites ($6.4 million). Components of the non-recurring charge consist primarily of non-cancelable lease obligations through the year 2000 ($1.2 million) and abandonment of fixed and intangible assets ($9.7 million).

Net Interest Expense (Income). Net interest expense for the three months ended July 3, 1999 was $551,000 as compared to net interest income of $140,000 for the same period in 1998. Net interest expense for the six months ended July 3, 1999 was $641,000 as compared to net interest income of $524,000 for the same period in 1998. The change is attributable to increased borrowing from the Company's revolving line of credit to fund new store openings and acquisition of 13 stores in the first six months of 1999, and to lower levels of invested cash in the first six months of 1999.

Liquidity and Capital Resources

The Company's primary sources of capital have been cash flow from operations, trade payables, bank indebtedness, and the sale of equity securities. Primary uses of cash have been the financing of new store development, new store openings, acquisitions and purchases of real property.

Net cash provided by operating activities was $24.6 million during the six months ended July 3, 1999 as compared to $10.5 million during the same period in 1998. Cash provided by operating activities increased during this period primarily due to increases in net income before depreciation and amortization expense and non-recurring expenses. The Company has not required significant external financing to support inventory requirements at its existing and new stores because it has been able to rely on vendor financing for most of the inventory costs, and anticipates that vendor financing will continue to be available for new store openings.

Net cash used by investing activities was $95.8 million during the six months ended July 3, 1999 as compared to $36.7 million during the same period in 1998. The increase is due to the opening of two new stores, the acquisition of 13 stores, the relocation of five stores, and several store remodels in the first six months of 1999, as well as the construction costs incurred for five new or relocated stores now under construction which are expected to open in the remainder of 1999, as compared to three new stores, one relocated store and six acquired stores in the first six months of 1998 and the construction costs incurred for new stores in development which opened during the remainder of 1998.

Net cash provided by financing activities was $73.6 million during the six months ended July 3, 1999 as compared to $423,000 during the same period in 1998. The increase reflects increased borrowing under the Company's revolving line of credit, as well as the repayment of a $3.2 million note payable.

Subsequent to the end of the second quarter, the Company expanded its $80.0 million revolving line of credit to $120.0 million. The facility has a three-year term and bears interest, at the Company's option, at the prime rate or LIBOR plus 0.65%. The line of credit agreement includes certain financial and other covenants, as well as restrictions on payments of dividends. As of August 9, 1999, there were $80.0 million in borrowings outstanding under this facility.

The Company spent approximately $30.8 million during the first six months of 1999 and anticipates that it will spend approximately $20 million during the remainder of 1999 for new store construction, purchases of real property and leasehold interests, development, remodels and maintenance capital expenditures, exclusive of acquisitions.

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

The Company owns three parcels of real property on which it has constructed or relocated certain stores. The Company opened two stores on owned property in the second quarter of 1999, and acquired a third operating store and the underlying property in the second quarter as part of the acquisition of the outstanding stock of Nature's Fresh Northwest, Inc. Construction of stores requires substantially greater cash outlays than the remodeling of existing buildings (i.e., $3.5 to $9.0 million as compared to $2.0 to $3.0 million). The Company has entered into agreements to sell two of the parcels of real properties in sale-leaseback transactions. If the Company is not successful in completing the transactions for the sale and leaseback of the properties currently owned by the Company, this may result in unplanned, long-term uses of the Company's cash that otherwise would be available to fund operations. Additionally, unexpected permitting and construction delays could result in greater or longer-term cash outlays. Delays in opening new stores also may result in reductions in forecasted sales revenues from projected levels and increases in pre-opening costs for any given reporting period.

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

Year 2000 Readiness Statement

Information Technologies. As the Year 2000 approaches, the Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software or hardware failures. The Company has determined that all of its major software and hardware systems at its corporate headquarters are Year 2000 compliant. The Company has substantially completed installing Year 2000 compliant point-of-sale hardware (cash registers and scanners) in its stores.
In 1995, the Company began installing new point-of-sale systems to enable its stores to have scanning capabilities. The Company has not accelerated the installation schedule for this equipment in response to Year 2000 compliance issues. All equipment installed since 1995 is Year 2000 compliant. Total replacement and installation cost to date has been approximately $5.0 million, with the cost to complete the installation in 1999 in the Company's existing noncompliant stores estimated at an additional $500,000. This cost may increase if the Company acquires additional stores with noncompliant point-of-sale systems. The Company has determined that all major point-of-sale systems at the metropolitan Portland, Oregon Nature's stores purchased in the second quarter of 1999 are Year 2000 compliant, and that all such systems in the 11 San Diego, California Henry's stores expected to be acquired on September 1, 1999 are Year 2000 compliant. The Company's existing point-of-sale hardware was and is being replaced to accommodate a merchandise management system that is Year 2000 compliant and that was previously acquired by the Company for its greater item movement, tracking, pricing and reporting capabilities. The Company will continue to make certain investments in its software systems and applications to ensure that they are Year 2000 compliant. The financial impact of these investments to the Company is not anticipated to be material in any single year.

Vendors, Suppliers and Service Providers. The Company also is in the process of verifying whether its major suppliers, service providers, and financial institutions are Year 2000 compliant. Many of the Company's product vendors are smaller businesses that have not considered the impact of Year 2000 noncompliance and so are taking no steps to ensure compliance. To the extent that product vendors' manufacturing or distribution systems fail as a result of Year 2000 noncompliance, certain products carried by the Company's stores could become unavailable, resulting in decreases in operating revenues, although in many circumstances, alternative local vendors' products may be available. The Company is currently requesting Year 2000 compliance statements from its major vendors to determine whether such vendors' distribution of product may be interrupted as a result of Year 2000 compliance problems. The Company will, based on the responses received, formulate an alternative action plan to ensure minimal impact on the available supply of products in its stores. One of the Company's largest distributors recently provided information to its customers concerning its own Year 2000 compliance. Currently this distributor has upgraded or replaced the majority of its technology infrastructure and devices that had embedded computer chips with compliant systems and devices, and is currently testing its upgrades. At this time, the Company cannot evaluate the magnitude of the impact that a failure by the distributor to successfully install compliant systems could have on the Company's operations. A failure in the distributor's warehouse facilities could affect the Company's ability to stock product in certain of its stores, resulting in lower sales revenues in those stores. The Company's stores' operations could be materially adversely affected if utilities are disrupted. At this time the Company is in the process of developing contingency plans to address product or utility disruptions.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders, held on May 5, 1999, the Company's stockholders elected the following directors for a three-year term:
Elizabeth C. Cook, David Ferguson and James McElwee. The directors were elected by the following number of votes:


                                  For     Withheld
                                  ---     --------
          Elizabeth C. Cook    9,700,175    21,569
          David Ferguson       9,701,290    20,454
          James McElwee        9,700,203    21,541

The remaining directors whose terms continue after the meeting date are John Shields, Brian Devine, Morris Siegel, Michael C. Gilliland and David M. Chamberlain. Also at such meeting,, PriceWaterhouseCoopers LLP was ratified as the Company's independent accountants for the fiscal year ending January 1, 2000, by a vote of 9,693,698 for, 8,740 against and 19,306 abstained. There were no broker non-votes.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

       Exhibit
       Number         Description of Document
       ------         -----------------------

      3(i).1.(a)**    Amended and Restated Certificate of Incorporation of
                      Registrant.(1)

      3(i).1.(b)**    Certificate of Correction to Amended and Restated
                      Certificate of Incorporation of the Registrant.(1)

      3(i).1.(c)**    Certificate of Designations of Series A Junior
                      Participating Preferred Stock of Registrant (2)

      3(ii).1**       Amended and Restated By-Laws of Registrant.(1)

      4.1**           Reference is made to Exhibits 3(i).1 through 3(ii).1.(1)

      4.2** Rights Agreement dated as of May 22, 1998 between Registrant and Norwest Bank Minnesota N.A.(3)

      10.1** Employment Agreement dated June, 14, 1999 between Mary Beth Lewis and the Registrant.

      10.2+ Employment Agreement dated June 1, 1999 between James Lee and the Registrant.

      27.1+           Financial Data Schedule.



____________

**   Previously filed.
+    Included herewith.

(1) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996
     (File Number 0-21577).
(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 (File Number 0-21577).
(3) Incorporated by reference to the Registrant's Registration Statement on Form 8-A dated May 21, 1998.

     (b)  Reports on Form 8-K.

     The Company filed two reports on Form 8-K during the three-month period ended July 3, 1999. The first report, dated May 28, 1999, reported the acquisition of the outstanding stock of Nature's Fresh Northwest, Inc,. a Delaware corporation that owned seven operating natural food stores, with one new store and one relocation in development. An amendment to such report on Form 8-K-A was filed on August 16, 1999, to incorporate certain financial statements of Nature's Fresh Northwest, Inc.

     The second report on Form 8-K, dated August 2, 1999, reported the execution of a stock purchase agreement between the Company, Henry's Marketplace, Inc. ("Henry's") and the stockholders of Henry's Marketplace, Inc., pursuant to which the Company proposed to acquire all of the outstanding stock of Henry's, which owns and operates 11 natural foods grocery stores in the metropolitan San Diego, California area. The transaction referenced in the Form 8-K is contemplated to close on September 1, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, County of Boulder, State of Colorado, on the 17th day of August 1999.

                         Wild Oats Markets, Inc.


                         By  /s/ Mary Beth Lewis
                             ------------------------------
                                 Mary Beth Lewis
                                 Executive Officer, Vice President of
                                 Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)