Form 10-Q
period 1999-10-02
WILD OATS MARKETS INC
filed 1999-11-16
CIK 909990

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1999

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_______TO____________


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

                      Yes      (X)         No       (  )

As of November 1, 1999, there were 14,706,940 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

                               TABLE OF CONTENTS

                                                                         Page
PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Balance Sheet
           October 2, 1999 (Unaudited) and January 2, 1999                 3

          Consolidated Statement of Operations and Comprehensive
           Income (Unaudited) Three and Nine Months Ended
           October 2, 1999 and September 26, 1998                          4

          Consolidated Statement of Cash Flows (Unaudited)
           Nine Months Ended October 2, 1999 and September 26, 1998        5

          Notes to Consolidated Financial Statements (Unaudited)           6

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    9

Item 3.  Quantitative and Qualitative Disclosures
          About Market Risk                                               15

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings                                                15
Item 2.  Changes in Securities                                            15
Item 3.  Defaults Upon Senior Securities                                  15
Item 4.  Submission of Matters to a Vote of Security Holders              15
Item 5.  Other Information                                                16
Item 6.  Exhibits and Reports on Form 8-K                                 16

SIGNATURES                                                                17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            WILD OATS MARKETS, INC.
                          Consolidated Balance Sheet
                       (In thousands, except share data)

                                                                                 October 2,       January 2,
                                                                                    1999           1999 (1)
                                                                               (Unaudited) (1)
Assets
Current assets:
     Cash and cash equivalents                                                  $     20,296      $    11,348
     Accounts receivable (less allowance
         for doubtful accounts of $189 and
         $159, respectively)                                                           2,234            2,155
     Inventories                                                                      42,535           31,867
     Prepaid expenses and other current assets                                         3,090            2,298
     Deferred income taxes                                                             1,992              812
                                                                                ------------      -----------
         Total current assets                                                         70,147           48,480
                                                                                ------------      -----------
Property and equipment, net                                                          140,855          103,990
Intangible assets, net                                                               110,469           56,018
Deposits and other assets                                                              2,198            1,282
                                                                                ------------      -----------
                                                                                $    323,669      $   209,770
                                                                                ============      ===========
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                           $     40,963      $    31,952
     Accrued liabilities                                                              22,383           13,570
     Notes payable                                                                     3,400            3,150
     Current portion of long-term debt                                                 1,444            1,384
     Current portion of obligations in capital leases                                    342
                                                                                ------------      -----------
         Total current liabilities                                                    68,532           50,056
                                                                                ------------      -----------
Long-term debt                                                                        88,006            2,675
Obligations in capital leases                                                            687
Deferred income taxes                                                                  3,608            1,958
Other liabilities                                                                      1,684            1,582
                                                                                ------------      -----------
                                                                                     162,517           56,271
                                                                                ------------      -----------

Stockholders' equity:
     Preferred stock, $0.001 par value; 5,000,000
         shares authorized; no shares
         issued and outstanding
     Common stock, $0.001 par value; 20,000,000
         shares authorized; 14,685,898 and
         14,478,077 shares issued and outstanding                                         14               14
     Additional paid-in capital                                                      147,261          142,446
     Retained earnings                                                                13,348           11,148
     Accumulated other comprehensive income (loss)                                       529             (109)
                                                                                ------------      -----------
         Total stockholders' equity                                                  161,152          153,499
                                                                                ------------      -----------
                                                                                $    323,669      $   209,770
                                                                                ============      ===========

(1)       Restated for pooling of interests.  See Note 3.

                       The accompanying notes are an integral part of the consolidated financial statements.

                            WILD OATS MARKETS, INC.
         Consolidated Statement of Operations and Comprehensive Income
                     (In thousands, except per-share data)
                                  (Unaudited)

                                                                      Three Months Ended               Nine Months Ended
                                                                   October 2,     September 26,  October 2,      September 26,
                                                                    1999 (1)        1998 (1)      1999 (1)         1998 (1)
Sales                                                              $172,829       $117,673       $ 478,163         $347,981
Cost of goods sold and occupancy costs                              119,209         81,793         331,378          241,795
                                                                   --------       --------       ---------         --------
     Gross profit                                                    53,620         35,880         146,785          106,186
Operating expenses:
     Direct store expenses                                           36,921         24,070         101,522           72,358
     Selling, general and administrative expenses                     6,908          5,092          19,100           15,029
     Pre-opening expenses                                               646            802           2,246            1,783
     Non-recurring expenses                                             645                         11,539              393
                                                                   --------       --------       ---------         --------
         Income from operations                                       8,500          5,916          12,378           16,623
     Interest expense (income), net                                   1,619             10           2,450             (214)
                                                                   --------       --------       ---------         --------
         Income before income taxes                                   6,881          5,906           9,928           16,837
     Income tax expense                                               2,594          1,965           2,892            5,413
                                                                   --------       --------       ---------         --------

Net income before cumulative effect of change                         4,287          3,941           7,036           11,424
     in accounting principle

Cumulative effect of change in accounting principle,
     net of tax                                                                                        281
                                                                   --------       --------       ---------         --------
Net income                                                            4,287          3,941           6,755           11,424
                                                                   --------       --------       ---------         --------
Other comprehensive income:
Foreign currency translation adjustment, net                            216           (113)            640              (84)
                                                                   --------       --------       ---------         --------

Comprehensive income                                               $  4,503        $ 3,828       $   7,395         $ 11,340
                                                                   ========       ========       =========         ========
Basic net income per common share                                  $   0.29        $  0.27       $    0.46         $   0.80
                                                                   ========       ========       =========         ========
Diluted net income per common share                                $   0.28        $  0.27       $    0.45         $   0.77
                                                                   ========       ========       =========         ========
Average common shares outstanding                                    14,663         14,434          14,580           14,337
Dilutive effect of stock options                                        488            390             396              484
                                                                   --------       --------       ---------         --------
Average common shares outstanding assuming dilution                  15,151         14,824          14,976           14,821
                                                                   ========       ========       =========         ========

(1)  Restated for pooling of interests.  See Note 3.

                       The accompanying notes are an integral part of the consolidated financial statements.

                            WILD OATS MARKETS, INC.
                     Consolidated Statement of Cash Flows
                                (In thousands)
                                  (Unaudited)


                                                                              Nine Months Ended
                                                                   October 2,                    September 26,
                                                                    1999 (1)                       1998 (1)
Cash Flows From Operating Activities
Net income                                                        $     6,755                    $    11,424
Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation and amortization                                     15,316                         10,650
     Non-recurring expenses                                            11,249
     Loss (gain) on disposal of property and equipment                     14                           (106)
     Deferred tax provision (benefit)                                    (987)                            60
     Change in assets and liabilities (net of acquisitions):
         Inventories                                                   (5,284)                        (2,272)
         Receivables and other assets                                    (632)                          (950)
         Accounts payable                                               9,399                          5,654
         Accrued liabilities                                            2,114                          5,950
                                                                 ------------                   ------------
              Net cash provided by operating activities                37,944                         30,410
                                                                 ------------                   ------------

Cash Flows From Investing Activities
Capital expenditures                                                  (48,965)                       (40,186)
Payment for purchase of acquired
     entities, net of cash acquired                                   (65,758)                        (9,585)
Proceeds from sale of assets                                           16,356
                                                                 ------------                   ------------
     Net cash used by investing activities                            (98,367)                       (49,771)
                                                                 ------------                   ------------
Cash Flows From Financing Activities
Borrowings under line-of-credit agreement                             144,845
Repayments under line-of-credit agreement                             (64,845)
Payments on capital leases                                               (587)
Proceeds from notes payable and long-term debt                          1,321                            810
Repayments on notes payable and long-term debt                         (9,161)                        (2,472)
Proceeds from issuance of common stock                                  2,618                          1,517
Distributions to stockholders of pooled businesses                     (4,554)                        (2,719)
                                                                 ------------                   ------------
     Net cash provided (used) by financing activities                  69,637                         (2,864)
                                                                 ------------                   ------------

Effect of exchange rate changes on cash                                  (266)                           (93)
                                                                 ------------                   ------------
Net increase (decrease) in cash and cash equivalents                    8,948                        (22,318)
Cash and cash equivalents at beginning of period                       11,348                         46,784
                                                                 ------------                   ------------
Cash and cash equivalents at end of period                        $    20,296                    $    24,466
                                                                 ============                   ============

Supplemental disclosure of cash flow information:
     Cash paid for interest                                       $     2,114                    $       568
                                                                 ============                   ============
     Cash paid for income taxes                                   $     1,883                    $     3,757
                                                                 ============                   ============

Supplemental schedule of noncash investing and
   financing activities:
     Short-term note receivable for sale of property                                             $       365
                                                                                                ============
     Non-cash adjustment to purchase price
       for Nature's acquisition                                   $     3,129
                                                                 ============

(1)      Restated for pooling of interests.  See Note 3.

                         The accompanying notes are an integral part of the consolidated financial statements.

                            WILD OATS MARKETS, INC.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

1.       Accounting Policies

         The consolidated balance sheet as of October 2, 1999, the consolidated statement of operations and comprehensive income for the three and nine months ended October 2, 1999 and September 26, 1998, as well as the consolidated statement of cash flows for the nine months ended October 2, 1999 and September 26, 1998, have been prepared without an audit. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation thereof, have been made.

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

         In April 1998, the AICPA issued SOP 98-5, Accounting for the Costs of Start-Up Activities. SOP 98-5 provides guidance on how entities should account for pre-opening costs, pre-operating costs, organization costs and start-up costs. SOP 98-5 requires that the costs of start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, and the initial application should be reported as a cumulative effect of a change in accounting principle. The Company adopted SOP 98-5 in fiscal 1999 and recorded approximately $281,000 as a cumulative effect of a change in accounting principle, net of taxes, during the first quarter of 1999. The impact on basic and diluted earnings per share of this adoption was $(0.02) for the nine months ended October 2, 1999. The Company expects SOP 98-5 to have no material effect on its ongoing results of operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 133, as amended is effective for fiscal years beginning after June 15, 2000, and requires all derivatives to be recognized in the balance sheet as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of FAS No. 133. The Company will adopt FAS No. 133 for the 2001 fiscal year, but does not expect such adoption to materially affect its financial statement presentation due to the Company's limited use of such instruments.

3.       Business Combinations

         On September 27, 1999, the Company issued approximately 1.4 million shares of common stock in exchange for all of the outstanding stock of Henry's Marketplace, Inc. ("Henry's") in a transaction accounted for as a pooling of interests. Accordingly, the financial position, results of operations and cash flows of Henry's have been combined with those of the Company in these consolidated financial statements for all periods presented. Certain reclassifications have been made to the prior financial statements of Henry's to conform with the Company's financial presentation and policies. There were no intercompany transactions between the Company and Henry's for all periods presented.

         Results of Pooled Company Prior to Merger

         Separate results of operations for the Company and Henry's operations for the periods prior to merger are as follows (in thousands):

                                                   Three Months Ended                  Nine Months Ended
                                              October 2,      September 26,      October 2,       September 26,
                                                 1999              1998             1999              1998
         Sales:
         Wild Oats                              145,338            96,796          403,184           287,062
         Henry's                                 27,491            20,877           74,979            60,919
                                               --------        ----------         --------         ---------
         Combined                               172,829           117,673          478,163           347,981
                                               ========        ==========         ========         =========
         Net Income:
         Wild Oats                                3,135             3,001            3,213             8,309
         Henry's                                  1,152               940            3,542             3,115
                                               --------        ----------         --------         ---------
         Combined                                 4,287             3,941            6,755            11,424
                                               ========        ==========         ========         =========

         Other Changes in
             Stockholders' Equity:
         Wild Oats                                1,579               408            5,348             3,416
         Henry's                                 (2,570)             (924)          (4,450)           (2,719)
                                               --------         ---------          -------         ---------
         Combined                                  (991)             (516)             898               697
                                               ========         =========          =======         =========

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

5.       Non-Recurring Expenses

         During the first quarter of 1999, the Company's management made certain decisions relating to the Company's operations and selected store closures. This resulted in approximately $10.9 million of the $11.5 million of non-recurring expenses recorded during the first nine months of 1999. These decisions included (1) a change in the Company's strategic direction, resulting in the closure in the second quarter of 1999 of its two "Farm to Market" stores located in Buffalo Grove, Illinois, and Tempe, Arizona ($4.5 million), and (2) a decision by the Company's management to allocate corporate resources to servicing new and existing stores, rather than closed sites ($6.4 million). Components of the non-recurring charge consist primarily of non-cancelable lease obligations through the year 2000 ($1.2 million) and abandonment of fixed and intangible assets ($9.7 million). At October 2, 1999, the remaining accrued liabilities related to the non-recurring charge totaled approximately $511,000.

         During the third quarter of 1999, the Company recognized non-recurring expenses related to the pooling transaction with Henry's Marketplace, Inc. that totaled $645,000. Components of the non-recurring charge consist primarily of non-cancelable lease obligations and professional fees associated with the pooling.

6.       Income Taxes

         As discussed in Note 3, the Company merged with Henry's in a pooling of interests transaction on September 27, 1999. Henry's was previously an S corporation for income tax purposes. As such, the differences between the U.S. federal statutory income tax rate and the Company's effective tax rate for the periods presented are as follows:

                                                      Three Months Ended                  Nine Months Ended
                                                  October 2,      September 26,      October 2,       September 26,
                                                     1999              1998             1999              1998
         Statutory tax rate                          35.0%             34.0%            35.0%             34.0%
         State income taxes, net of
             federal income tax benefit               3.9               4.6              3.9               4.6
         Tax effect of non-deductible goodwill        2.3               1.4              3.3               1.5
         Untaxed earnings related to Henry's         (8.1)             (7.2)           (14.3)             (7.5)
         Change in Henry's tax status               (10.2)                              (7.1)
         Other permanent items related to
             acquisitions                            14.8
         Other, net                                                     0.5              8.3              (0.5)
                                                ---------          --------        ---------          --------
         Effective tax rate                          37.7%             33.3%            29.1%             32.1%
                                                =========          ========        =========          ========


7.       Subsequent Events

         Subsequent to October 2, 1999, the Company signed an agreement to acquire through a merger the operations of Sun Harvest Farms, Inc. which operates nine natural food markets in San Antonio, Austin, Corpus Christi, El Paso, and McAllen, Texas in a stock-for-stock exchange valued at approximately $21.5 million. The number of shares issued by Wild Oats in this transaction will be based on the average price of the Company's common stock in the 10 trading days preceding closing, subject to a pricing collar between $34.125 and $44.125. The consummation of the transaction is subject to certain conditions to closing and is expected to close on December 15, 1999.

         Also subsequent to October 2, 1999, Wild Oats signed an agreement, subject to certain conditions to closing, to acquire the assets of four natural food supermarkets operating under the name "Wild Harvest" in the greater Boston, Massachusetts market in exchange for $12.5 million in cash. The transaction is expected to close in the fourth quarter of 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations have been revised to reflect the merger with Henry's Marketplace, Inc. which occurred on September 27, 1999. This merger has been accounted for as a pooling of interests and, accordingly, the accounts and operations of Henry's have been included in the discussion of financial condition and results of operations for all periods presented below.

The information set forth below should be read in conjunction with our complete Supplemental Combined Financial Statements as filed on Form 8-K on September 29, 1999, incorporated herein by reference. References in this Report on Form 8-K to "Wild Oats," "the Company," "we," "us," and "our" each refer to Wild Oats Markets, Inc.

Our ability to manage growth is critical to executing our growth strategy successfully

We have grown considerably in size and geographic scope since 1992. To date in 1999, we have acquired 13 stores, opened eight new stores, and relocated five stores. We plan to continue growing rapidly primarily through the opening of new stores. Therefore, our success depends, in part, on our ability to open and operate new stores profitably. Our ability to continue to implement our growth strategy successfully in this manner depends on many factors, including our ability to:

         .    hire and train new personnel, including administrative and accounting personnel, departmental, regional and store managers, store employees and other personnel in our corporate organization
         .    expand into areas of the country where we have no operating experience
         .    identify areas of the country that meet our criteria for new store sites
         .    locate suitable store sites and negotiate acceptable lease terms
         .    obtain governmental and other third party consents, permits and licenses needed to operate new stores . integrate new stores into our existing operations
         .    expand our existing systems or acquire and implement new systems, including information systems, hardware and software, and
              distribution infrastructure, to include new, relocated and acquired stores
         .    obtain adequate funding for operations

In addition, we will continue to consider acquisitions of natural foods retailers where attractive opportunities exist. Acquisitions of operating stores involve risks, which could have a negative effect on our business, financial results and profitability, such as:

         .    short-term declines in our reported operating results
         .    diversion of management's attention
         .    unanticipated problems or legal liabilities
         .    inclusion of incompatible operations, particularly management information systems
         .    inexperience in operating different store formats

Although we believe that we have the management, operational and information systems, distribution infrastructure and other resources required to implement our growth strategy, we may not be able to execute our new store expansion plans within the expected time frame. Our continued growth may place a significant strain on our management, our ability to distribute products to our stores, working capital, and financial and management control systems. In order for us to manage our expanding store base successfully, our management will be required to anticipate the changing demands of our growing operations and to adapt systems and procedures accordingly. If we are not able to do so, our business, sales and overall profitability will be materially and negatively affected.

The Year 2000 problem could affect sales and profitability

We continually evaluate our computer systems used in operating our stores and have replaced or upgraded the components of our systems which we believe might have failed as of January 1, 2000 because of computers' inabilities to read "01/01/00" as "January 1, 2000" and not "January 1, 1900". We believe that our own material systems will not fail on January 1, 2000, but cannot guarantee that disruptions caused by third-party problems will not occur and that system failures will not affect our sales levels or profitability. If our product vendors or banks have operations problems because of Year 2000 problems, our ability to stock products in our stores or process credit card or food stamp sales for our customers could be disrupted, which could result in lower store sales or lower profitability. Year 2000 problems in other areas such as failures by power, telephone, mail, data transfer or other utility or general service providers or government or private entities could also affect our operations and profitability. For example, we could experience the following:

         . if the power supply is disrupted, some or all of our stores may have to close temporarily, certain perishable inventory could be destroyed and store security systems may not operate
         . we could lose communication links, including credit card processing, with some or all of our stores
         . we could experience significant disruptions caused by the inability of our distributors to deliver products to us in a timely manner

We are currently preparing contingency plans in the event these third-party systems are not Year 2000 compliant and anticipate having such plans completed during the fourth quarter of 1999.

Overview

     Store openings, closings, remodels, relocations and acquisitions. Year to date in 1999, Wild Oats has opened eight new stores in Phoenix, Arizona, San Diego, California, Evanston and Hinsdale, Illinois, Madison, New Jersey, Albuquerque, New Mexico, Tulsa, Oklahoma, and Nashville, Tennessee, relocated five stores in Phoenix, Arizona, Ft. Collins, Colorado, Portland, Oregon, Salt Lake City, Utah and Memphis, Tennessee, and closed two Farm to Market stores in Tempe, Arizona and Buffalo Grove, Illinois. During the same period, we also acquired 13 operating natural foods stores, including seven Nature's Fresh Northwest stores in metropolitan Portland, Oregon (of which one was subsequently relocated during the second quarter), three stores in Tucson, Arizona, two in Norwalk and Hartford, Connecticut, and one in Melbourne, Florida. We plan to open, acquire or relocate as many as 21 stores in 2000. We are actively looking for other acquisition opportunities and may complete additional acquisitions in the remainder of 1999 and in 2000. As of the date of this report on Form 10-Q, we have signed a merger agreement, subject to certain conditions to closing, under which we plan to acquire Sun Harvest Farms, Inc., which owns and operates nine natural food grocery stores located in San Antonio, Corpus Christi, McAllen, El Paso and Austin, Texas. We have also signed a binding letter of intent under which we have agreed to acquire certain assets relating to the operations of four "Wild Harvest" natural foods grocery stores located in the metropolitan Boston, Massachusetts area, subject to certain conditions to closing. We will continue to evaluate the profitability of all of our stores on an ongoing basis and may, from time to time, make decisions regarding closures, disposals, relocations or remodels in accordance with such evaluations.

     In the second quarter of 1999, we acquired Nature's Fresh Northwest, located in metropolitan Portland, Oregon, which owned seven operating natural foods stores and one site in development. Nature's had sales of approximately $58.3 million in 1998. The purchase price was approximately $40.0 million in cash and assumption by us of a $17.0 million promissory note payable to the seller. This acquisition was accounted for using the purchase method and the excess of cost over the fair value of the assets acquired and liabilities assumed of $31.1 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

     During the third quarter of 1999, we merged through a pooling-of-interests transaction with Henry's Marketplace, Inc. located in metropolitan San Diego, California, which owned 11 operating natural foods stores and one site in development. Henry's had sales of approximately $81.0 million in 1998. The merger consideration was approximately 1.4 million shares of Wild Oats' common stock.

     Our results of operations have been and will continue to be affected by, among other things, the number, timing and mix of store openings, acquisitions, relocations or closings. New stores build their sales volumes and refine their merchandise selection gradually and, as a result, generally have lower gross margins and higher operating expenses as a percentage of sales than more mature stores. We anticipate that the new stores opened in 1999 will experience operating losses for the first six to 12 months of operation, in accordance with historical trends. Further, acquired stores, while generally profitable as of the acquisition date, generate lower gross margins and store contribution margins than our company average due to their substantially lower volume purchasing discounts. Over time, typically six months, as we sell through the acquired inventories and are able to realize our volume purchase discounts, we expect that the gross margin and store contribution margin of the acquired stores will approach our company average. We anticipate that our current high concentration of acquired stores, including the Nature's stores, will have a temporary negative impact on our consolidated results of operations.

     We are actively upgrading, remodeling or relocating some of our older stores. Remodels and relocations typically cause short-term disruption in sales volume and related increases in certain expenses as a percentage of sales, such as payroll. Remodels on average take between 90 and 120 days to complete. We cannot predict whether sales disruptions and the related impact on earnings may be greater in time or volume than projected in certain remodeled or relocated stores.

     Store format and clustering strategy. We operate two store formats: supermarket and urban. The supermarket format is generally 15,000 to 35,000 gross square feet, and typically generates higher sales and store contribution than the urban format stores, which are generally 8,000 to 15,000 gross square feet. Our profitability has been and will continue to be affected by the mix of supermarket and urban format stores opened, acquired or relocated and whether stores are being opened in markets where we have an existing presence. We expect to focus primarily on opening, acquiring or relocating supermarket format stores in the future but will consider additional urban stores when appropriate opportunities arise. In addition, we pursue a strategy of clustering stores in each of our markets to increase overall sales, reduce operating costs and increase customer awareness. In the past, when we have opened a store in a market where we have an existing presence, our sales and operating results have declined at certain of our existing stores in that market. However, over time, we believe the affected stores generally will achieve store contribution margins comparable to prior levels on the lower base of sales. We intend to continue to pursue our store clustering strategy and expect the sales and operating results trends for other stores in an expanded market to continue to experience temporary declines related to the clustering of stores.

     Comparable store sales results. Sales of a store are deemed to be comparable commencing in the thirteenth full month of operations for new, relocated and acquired stores. A variety of factors affect our comparable store sales results, including, among others:

     . the opening of stores by us or by our competitors in markets where we have existing stores
     .   the relative proportion of new or relocated stores to mature stores
     .   the timing of promotional events
     .   our ability to execute our operating plans effectively
     .   changes in consumer preferences for natural foods products
     .   general economic conditions.

Past increases in comparable store sales may not be indicative of future performance.

     Our comparable store sales results have been negatively affected in the past by planned cannibalization, which is the loss of sales at an existing store when we open a new store nearby, resulting from the implementation of our store clustering strategy. We expect that comparable sales increases will continue to be negatively affected by planned cannibalization throughout 1999 and the first two quarters of 2000 due to the planned opening of new or relocated stores in several of our existing markets, including Phoenix, Arizona; Denver, Colorado; Hartford, Connecticut; Las Vegas, Nevada; Albuquerque, New Mexico; Nashville, Tennessee and Salt Lake City, Utah. There can be no assurance that comparable store sales for any particular period will not decrease in the future.

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

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Accounting for Costs of Start-Up Activities. Statement of Position 98-5 requires that pre-opening costs be expensed as incurred. Statement of Position 98-5 is effective for fiscal years beginning after December 15, 1998, and the initial application should be reported as a cumulative effect of a change in accounting principle. We adopted Statement of Position 98-5 in fiscal 1999 and recorded approximately $281,000 as a cumulative effect of a change in accounting principle, net of taxes, during the first quarter of 1999.

Results of Operations

The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of sales:

                                                         Three Months Ended                                  Nine Months Ended
                                                      October 2,     September 26,                     October 2,     September 26,
                                                        1999              1998                            1999             1998
Sales                                                   100.0%           100.0%                          100.0%           100.0%
Cost of goods sold and occupancy costs                   69.0             69.5                            69.3             69.5
                                                     --------         --------                         -------         --------
Gross margin                                             31.0             30.5                            30.7             30.5
Direct store expenses                                    21.4             20.5                            21.2             20.8
Selling, general and administrative expenses              4.0              4.3                             4.0              4.3
Pre-opening expenses                                      0.4              0.7                             0.5              0.5
Non-recurring expenses                                    0.3                                              2.4              0.1
                                                     --------         --------                         -------         --------
Income from operations                                    4.9              5.0                             2.6              4.8
Interest expense (income), net                            0.9                                              0.5             (0.1)
                                                     --------         --------                         -------         --------
Income before income taxes                                4.0              5.0                             2.1              4.9
Income tax expense                                        1.5              1.7                             0.6              1.6
                                                     --------         --------                         -------         --------
Net income before cumulative effect
     of change in accounting principle                    2.5              3.3                             1.5              3.3
Cumulative effect of change in accounting
     principle, net of taxes                                                                               0.1
                                                     --------         --------                         -------         --------
Net income                                                2.5%             3.3%                            1.4%             3.3%
                                                     ========         ========                         =======         ========

         Sales. Sales for the three months ended October 2, 1999 increased 46.9% to $172.8 million from $117.7 million for the same period in 1998. Sales for the nine months ended October 2, 1999 increased 37.4% to $478.2 million from $348.0 million for the same period in 1998. The increase is primarily due to the opening of six new stores, the acquisition of 13 stores, and the relocation of five stores in the first nine months of 1999, as well as the inclusion of eight stores opened, two stores relocated, and seven stores acquired during 1998. Comparable store sales increased 4% for the third quarter of 1999, based on both new and acquired stores that have been operating longer than 12 months. Comparable stores sales increases continue to be negatively affected by the significant amount of planned cannibalization in our store base, as well as by significant out-of-stock conditions in the eastern and midwestern U.S. from United Natural Foods, Inc., our largest distributor. We expect our comparable store sales increases to be 3%-4% for the fourth quarter of 1999.

         Gross Profit. Gross profit for the three months ended October 2, 1999 increased 49.4% to $53.6 million from $35.9 million for the same period in 1998. Gross profit for the nine months ended October 2, 1999 increased 38.2% to $146.8 million from $106.2 million for the same period in 1998. The increase in gross profit is primarily attributable to the increase in the number of stores we operate. Gross profit as a percentage of sales for the three months ended October 2, 1999 increased to 31.0% as compared to 30.5% for the same period in 1998. Gross profit as a percentage of sales for the nine months ended October 2, 1999 increased to 30.7% from 30.5% in the same period in 1998. The increases are attributed to maturation of the Company's store base, the Company's increasing volume purchase discounts, and enhanced inventory management.

         Direct Store Expenses. Direct store expenses for the three months ended October 2, 1999 increased 53.4% to $36.9 million from $24.1 million for the same period in 1998. Direct store expenses for the nine months ended October 2, 1999 increased 40.3% to $101.5 million from $72.4 million for the same period in 1998. The increase in direct store expenses is attributable to the increase in the number of stores we operate. Direct store expenses as a percentage of sales for the three months ended October 2, 1999 increased to 21.4% from 20.5% for the same period in 1998. Similarly, direct store expenses as a percentage of sales for the nine months ended October 2, 1999 increased to 21.2% from 20.8% for the same period in 1998. The increases are attributed to higher expenses of stores acquired during 1999 whose operations have not yet been fully conformed to Wild Oats' standards.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended October 2, 1999 increased 35.7% to $6.9 million from $5.1 million for the same period in 1998. Selling, general and administrative expenses for the nine months ended October 2, 1999 increased 27.1% to $19.1 million from $15.0 million for the same period in 1998. The increase is the result of additional central and regional support staff and infrastructure that we added to support our increased number of stores. Selling, general and administrative expenses as a percentage of sales for the three and nine months ended October 2, 1999 decreased to 4.0% from 4.3% for the same periods in 1998. The decreases are the result of greater leverage of overhead expenses over higher sales volumes.

         Pre-Opening Expenses. Pre-opening expenses for the three months ended October 2, 1999 decreased 19.5% to $646,000 from $802,000 for the same period in 1998. Pre-opening expenses for the nine months ended October 2, 1999 increased 26.0% to $2.2 million from $1.8 million for the same period in 1998. The increase is attributable to the opening of six new stores and five relocated stores during the first nine months of 1999, as compared to the opening of five new stores and one relocated store during the same period in 1998. Additionally, in accordance with SOP 98-5, pre-opening expenses are recognized as incurred during fiscal 1999. Prior to fiscal 1999, pre-opening expenses were deferred until a store's opening date, at which time such costs were expensed in full. Pre-opening expenses as a percentage of sales for the three months ended October 2, 1999 decreased to 0.4% from 0.7% for the same period in 1998. The decrease is attributed to lower pre-opening expenses for the stores opened or relocated during the third quarter of 1999, as compared to the stores opened or relocated during the same period in 1998. Pre-opening expenses as a percentage of sales for the nine months ended October 2, 1999 remained at 0.5% as compared to the same period in 1998.

         Non-Recurring Expenses. There were non-recurring expenses of $645,000 during the three months ended October 2, 1999, as compared to no such expenses for the same period in 1998. The non-recurring expenses in the third quarter were incurred as a result of the pooling with Henry's and the components were primarily non-cancelable lease obligations and professional fees. Non-recurring expenses of approximately $11.5 million were incurred during the first nine months of 1999, of which $10.9 million were recorded in the first quarter as the result of certain decisions by our management regarding our operations and selected store closures. The first decision was a change in our strategic direction with respect to our two Farm to Market stores located in Buffalo Grove, Illinois, and Tempe, Arizona which resulted in a non-recurring expense of $4.5 million. The second decision involved the reallocation of corporate resources to service new and existing stores, rather than closed sites which resulted in a non-recurring expense of $6.4 million. Components of the non-recurring charge consist primarily of non-cancelable lease obligations through the year 2000 in the amount of $1.2 million and abandonment of fixed and intangible assets in the amount of $9.7 million.

         Net Interest Expense (Income). Net interest expense for the three months ended October 2, 1999 increased to $1.6 million from $10,000 for the same period in 1998. Net interest expense for the nine months ended October 2, 1999 was $2.5 million as compared to net interest income of $214,000 for the same period in 1998. The change is attributable to increased borrowing from the Company's revolving line of credit to fund new store openings and the acquisition of 13 stores during the first nine months of 1999.

         Liquidity and Capital Resources

         Our primary sources of capital have been cash flow from operations, trade payables, bank indebtedness, and the sale of equity securities. Primary uses of cash have been the financing of new store development, new store openings, acquisitions and purchases of real property.

         Net cash provided by operating activities was $37.9 million during the nine months ended October 2, 1999 as compared to $30.4 million during the same period in 1998. Cash provided by operating activities increased during this period primarily due to increases in net income before depreciation and amortization expense and non-recurring expenses. We have not required significant external financing to support inventory requirements at our existing and new stores because we have been able to rely on vendor financing for most of the inventory costs, and we anticipate that vendor financing will continue to be available for new store openings.

         Net cash used by investing activities was $98.4 million during the nine months ended October 2, 1999 as compared to $49.8 million during the same period in 1998. The increase is due to the opening of six new stores, the acquisition of 13 stores, the relocation of five stores, and several store remodels in the first nine months of 1999, as well as the construction costs incurred for one new store which opened in the fourth quarter of 1999, as compared to five new stores, one relocated store, and six acquired stores in the first nine months of 1998 and the construction costs incurred for new stores in development which opened during the remainder of 1998.

         Net cash provided by financing activities was $69.6 million during the nine months ended October 2, 1999 as compared to net cash used of $2.9 million during the same period in 1998. The increase primarily reflects increased borrowing under our revolving line of credit.

         We have a $120.0 million revolving credit facility. The facility has two separate lines of credit, one in the amount of $90.0 million with a three-year term expiring in 2002 and the other in the amount of $30.0 million with a one-year term, expiring in 2000. Both bear interest, at our option, at the prime rate or LIBOR plus 1.15%. The line of credit agreement includes certain financial and other covenants, as well as restrictions on payments of dividends. As of November 1, 1999, there were $74.6 million in borrowings outstanding under the $90.0 million line of this facility.

         We spent approximately $48.5 million during the first nine months of 1999 and anticipate that we will spend approximately $18.0 million in cash during the remainder of 1999 for new store construction, purchases of real property and leasehold interests, development, remodels and maintenance capital expenditures, including acquisitions. Our average capital expenditures to open a leased store, including leasehold improvements, equipment and fixtures, have ranged from approximately $2.0 million to $3.0 million over the past 24 months, excluding inventory costs, pre-opening costs, and initial operating losses. Delays in opening new stores may result in increased capital expenditures, increased pre-opening costs and lower sales.

         We opened two stores on owned property in the second quarter of 1999, and acquired a third operating store and the underlying property in the second quarter of 1999 as part of the acquisition of the outstanding stock of Nature's Fresh Northwest. Acquisition of real property and construction of stores requires substantially greater cash outlays than the remodeling of existing leased buildings (i.e., $3.5 to $9.0 million as compared to $2.0 to $3.0 million). We entered into an agreement to sell one parcel of real property scheduled to close in the fourth quarter of 1999, and we sold two parcels in the first nine months of 1999 and are leasing both properties as tenants under operating leases. If we are not successful in completing the transactions for the sale of the property that we currently own, this may result in unplanned, long-term uses of cash that otherwise would be available to fund our operations.

         The cost of initial inventory for a new store has historically been approximately $500,000; however, we obtain vendor financing for most of this cost. Pre-opening costs currently are approximately $250,000 to $350,000 per store and are expensed as incurred. The amounts and timing of such pre-opening costs will depend upon the availability of new store sites and other factors, including the location of the store and whether it is in a new or existing market for us, the size of the store, and the required build-out at the site. Costs to acquire future stores, if any, are impossible to predict and could vary materially from the cost to open new stores. There can be no assurance that actual capital expenditures will not exceed anticipated levels. We believe that cash generated from operations and funds available under our revolving line of credit will be sufficient to satisfy our cash requirements, exclusive of additional acquisitions, through 2000.

Year 2000 readiness statement

     Information technologies. As the Year 2000 approaches, we recognize the need to ensure that our operations will not be adversely affected by Year 2000 software or hardware failures. We have determined that all components of our major software and hardware systems at our corporate headquarters are Year 2000 compliant. All but seven of our stores contain major point-of-sale systems, such as cash registers and scanners, that are also Year 2000 compliant, including those recently acquired through the Nature's and Henry's acquisitions. Total replacement and installation cost to date has been approximately $5.0 million. This cost may increase if we acquire additional stores with noncompliant point-of-sale systems. We will continue to make investments in our software systems and applications to ensure that they are Year 2000 compliant. The financial impact of these investments to us is not anticipated to be material in any single year.

     Vendors, suppliers and service providers. We also are in the process of determining whether our major suppliers, service providers, and financial institutions are Year 2000 compliant. Many of our product vendors are smaller businesses that have not considered the impact of Year 2000 noncompliance and therefore are taking no steps to ensure compliance. To the extent that product vendors' manufacturing or distribution systems fail as a result of Year 2000 noncompliance, certain products carried by our stores could become unavailable, resulting in decreases in operating revenues, although in many circumstances alternative local vendors' products may be available. We are currently requesting Year 2000 compliance statements from our major vendors to determine whether such vendors' distribution of product may be interrupted as a result of Year 2000 compliance problems. We will, based on the responses received, formulate an alternative action plan to ensure minimal impact on the available supply of products in our stores. One of our largest distributors recently provided information to its customers concerning its own Year 2000 compliance. Currently this distributor has upgraded or replaced the majority of its technology infrastructure and devices that had embedded computer chips with compliant systems and devices, and is currently testing its upgrades. At this time, we cannot evaluate the magnitude of the impact that a failure by that distributor to successfully install compliant systems could have on our operations. A failure in the distributor's warehouse facilities could affect our ability to stock product in certain of our stores, resulting in lower sales revenues in those stores. Our stores' operations could be materially adversely affected if utilities, particularly the power supply, are disrupted. At this time we are in the process of developing contingency plans to address product or utility disruptions.

     If our financial institutions are not Year 2000 compliant, a failure in their operating system could result in our temporary inability to access necessary cash resources required for operations; we expect that normal store operations, however, will generate sufficient revenues to cover daily operating needs. Our credit card processor has confirmed to us that it has adapted its systems to accept credit cards issued with expiration dates of 2000 and beyond and has also completed implementation of all phases of its compliance program in accordance with guidelines of the Federal Financial Institutions Examination Council.

     Mechanical systems. We have commenced review of the various individual mechanical systems in our stores, such as heating, ventilation and air conditioning, refrigeration and security systems, to determine whether any Year 2000 compliance issues exist as to these systems. We have contacted the suppliers of certain store systems with embedded chips where Year 2000 compliance may be an issue to obtain confirmation of compliance or instructions for reprogramming in the event of a compliance problem. Responses received to date to a questionnaire sent to service providers of mechanical systems indicate there will be little impact on store operations due to Year 2000 noncompliance in mechanical systems. We do not anticipate that any major store mechanical systems will require replacement because of Year 2000 compliance concerns or that noncompliance of any mechanical systems will have any material effect on store operations. The dollar value of perishable goods that could be affected by a failure in refrigerated systems is small in comparison to the total inventory of any one store.

     The estimates and conclusions regarding Year 2000 impact contained above are forward-looking statements based on our best estimates of future events. Actual results may differ due to certain risks and uncertainties that we cannot, at this time, predict.

New Accounting Pronouncements

See disclosures in Note 2 of the "Notes to Consolidated Financial Statements".

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     In August 1998, we filed Wild Oats Markets, Inc. v. Plaza Acquisition, Inc. in United States District Court for the Northern District of Illinois, Eastern Division, seeking recovery of $300,000 in tenant improvement allowances owed to us by our landlord for the build-out of our Buffalo Grove, Illinois store. The landlord counterclaimed for $1 million in damages, alleging that we breached covenants requiring construction to be completed by a certain date and other operating covenants. After we closed the Buffalo Grove store in May 1999, the landlord increased its counterclaim to $3 million, including accelerated rent resulting from an alleged breach of a continuous operations clause in the lease. However, because the lease requires us to pay percentage rent only until a certain level of gross sales is achieved, and because that level was never achieved, the actual amount of rent due, even if accelerated, cannot be determined at this time. We asserted several defenses to the counterclaim. Motions for summary judgment were filed by each party. Our motion was denied and the landlord's motion to accelerate rent was granted; however, at this time an assessment of damages, if any, to which the landlord may become entitled cannot be made for the reasons stated above.

     Alfalfa's Canada, Inc., our Canadian subsidiary, is a defendant in a suit brought in the Supreme Court of British Columbia, by one of its distributors, Waysafer Wholefoods Limited and one of its principals, seeking monetary damages for breach of contract and injunctive relief to enforce a buying agreement for three Canadian stores entered into by a predecessor of Alfalfa's Canada, Inc. The suit was filed in September 1996. In June 1998, we filed a Motion for Dismissal on the grounds that the contract in dispute constituted a restraint of trade. The Motion was subsequently denied. We do not believe our potential exposure in connection with the suit to be material.

     There are no other material pending legal proceedings to which we or our subsidiaries are a party. From time to time, we are involved in lawsuits that we consider to be in the normal course of our business.

Item 2.  Changes in Securities and Use of Proceeds

         On September 27, 1999, the Company issued 1,400,193 shares of its common stock to the stockholders of Henry's Marketplace, Inc. in exchange for 100% of the outstanding capital stock of Henry's Marketplace, Inc., which operated 11 natural foods grocery stores and certain other facilities in metropolitan San Diego, California. The transaction was completed pursuant to an exemption from registration under Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended. In accordance with Rule 506, no more than 35 purchasers received shares of the Company's stock, each purchaser who was not an accredited investor had sufficient knowledge and experience, alone or with a purchaser representative, to evaluate the investment, and all information required to be provided by the Company was provided. There were no cash proceeds from the transaction.

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

                  Exhibit
                  Number            Description of Document

                  3(i).1.(a)**      Amended and Restated Certificate of
                                    Incorporation of Registrant.(1)

                  3(i).1.(b)**      Certificate of Correction to Amended and
                                    Restated Certificate of Incorporation of the Registrant.(1)

                  3(i).1.(c)**      Certificate of Designations of Series A
                                    Junior Participating Preferred Stock of
                                    Registrant (2)

                  3(i).1.(d)**      Certificate of Amendment to Amended and
                                    Restated Certificate of Incorporation of the Registrant (3)

                  3(ii).1**         Amended and Restated By-Laws of
                                    Registrant.(1)

                  4.1** Reference is made to Exhibits 3(i).1 through 3(ii).1.(1)

                  4.2** Rights Agreement dated as of May 22, 1998 between Registrant and Norwest Bank Minnesota N.A.(4)

                  10.1** Stock Purchase Agreement among Henry's Marketplace, Inc., the selling shareholders and the Registrant dated July 27, 1999 (5)

                  10.2** Letter Agreement dated September 1, 1999, amending the Stock Purchase Agreement referenced in 10.1 above (5)

                  27.1+             Financial Data Schedule.
________________________________

**       Previously filed.
+        Included herewith.

(1) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996 (File Number 0-21577).
(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 (File Number 0-21577).
(3) Incorporated by reference to the Registrant's Amendment 2 to the Registration Statement on Form S-3 filed with the Commission on November 10, 1999 (File Number 333-88011).
(4) Incorporated by reference to the Registrant's Registration Statement on Form 8-A dated May 21, 1998.
(5) Incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on September 29, 1999 (File Number 0-21577).

         (b)      Reports on Form 8-K.

         The Company filed two reports on Form 8-K and two amendments to a previously filed report on Form 8-K during the three-month period ended October 2, 1999.

         (i) The first report, dated July 27, 1999, reported under Item 5, Other Events, the Company's issuance of a press release containing the Company's second quar ter 1999 earnings announcement.
         (ii)     The second report, dated September 29, 1999, reported under
                  Item 5, Other Events, the merger with Henry's Marketplace, Inc. ("Henry's"), a California corporation that owned 11 operating natural foods stores located in metropolitan San Diego, California.
         (iii) By an amendment dated August 12, 1999, reported under Item 7, Financial Statements and Exhibits, the Company amended a report on Form 8-K dated May 29, 1999 to append to such report audited and unaudited, interim financial statements of Nature's Fresh Northwest, Inc., and and pro forma combined condensed financial statements of Nature's and the Company.
         (iv) By an amendment dated August 16, 1999, reported under Item 7, Financial Statements and Exhibits, the Company corrected a clerical error in the financials previously filed as an amendment to the report on Form 8-K dated May 29, 1999.

                                                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, County of Boulder, State of Colorado, on the 16th day of November 1999.

                                Wild Oats Markets, Inc.


                                By  /s/ Mary Beth Lewis
                                  ---------------------
                                        Mary Beth Lewis
                                        Executive Officer,
                                        Vice President of Finance,
                                        Treasurer and Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)