Form 10-K
period 1999-12-31
WILD OATS MARKETS INC
filed 2000-03-31
CIK 909990

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 1, 2000

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

        Securities registered pursuant to Section 12(g) of the Act:
                               Title of Each Class
                          Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes    (X)    No       ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.( )

As of March 1, 2000, the aggregate market value of the voting stock held by non-affiliates (as defined by the regulations of the Securities and Exchange Commission) of the Registrant was $319,098,538, based upon the closing sale price of such stock on such date as reported on the NASDAQ National Market. As of March 1, 2000, the total number of shares outstanding of the Registrant's common stock, $.001 par value, was 23,022,059 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 5, 2000, have been incorporated by reference into Part III of this report.



                                TABLE OF CONTENTS

                                                                                                        Page

PART I.

Item 1.     Business.                                                                                      1

Item 2.     Properties.                                                                                    8

Item 3.     Legal Proceedings.                                                                            10

Item 4.     Submission of Matters to a Vote of Security Holders.                                          10

PART II.

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.                        10

Item 6.     Selected Financial Data.                                                                      12

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.        13

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.                                    19

Item 8.    Financial Statements and Supplementary Data.                                                   20

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.          41

PART III.

Item 10.  Directors and Executive Officers of the Registrant.                                             41

Item 11.  Executive Compensation.                                                                         41

Item 12.  Security Ownership of Certain Beneficial Owners and Management.                                 41

Item 13.  Certain Relationships and Related Transactions.                                                 41

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.                                41


PART I.

Item 1.   BUSINESS

Introduction

     Wild Oats Markets, Inc. ("Wild Oats") is the largest natural foods supermarket chain in North America (based on number of stores). As of March 1, 2000, we operated 111 stores in 22 states and British Columbia, Canada under several names, including:

o        Wild Oats Community Market (Nationwide)
o        Alfalfa's Market (CO and NM)
o        Henry's Marketplace (San Diego, CA)
o        Nature's Fresh and Nature's Northwest (metropolitan Portland, OR)
o        Sun Harvest Market (TX)
o        Capers Community Market (British Columbia, Canada)

     We are dedicated to providing a broad selection of high quality natural and gourmet foods and related products at competitive prices in an inviting and educational store environment emphasizing customer service. Our stores range in size from 2,700 to 45,000 gross square feet and feature natural alternatives for virtually every product category found in conventional supermarkets. Wild Oats provides its customers with a one-stop, full-service shopping alternative to both conventional supermarkets and traditional health food stores.

     We believe we have developed a differentiated concept that provides the expanding natural foods consumer base with an attractive one-stop, full-service shopping alternative to both the conventional supermarket and the traditional natural health foods store and one which appeals to a broader, more mainstream customer base than the traditional natural foods store. Our thorough selection of natural health foods products appeals to health conscious shoppers while we also offer virtually every product category found in a conventional supermarket, including grocery, produce, meat, poultry, seafood, dairy, frozen, food service, bakery, vitamins and supplements, health and body care and household items. Our positioning, coupled with industry data that states that the natural products industry comprises less than 2.5% of the total grocery industry, offers significant potential for us to continue to expand our customer base.

     Since acquiring our first natural foods store in 1987, we have pursued an aggressive growth strategy. In 1999, we acquired 17 stores through cash acquisitions and completed two stock-for-stock transactions with Henry's Marketplace, Inc. ("Henry's") and Sun Harvest Farms, Inc. and an affiliate ("Sun Harvest") in the third and fourth quarters, respectively, that added another 24 stores to our historic store base. The transactions were accounted for as poolings-of-interests, and so our historic financial information and the numbers of stores operated for all periods described have been restated throughout this Report on Form 10-K to include the operations of Henry's and Sun Harvest.

     We have grown from 82 natural foods stores located in 18 states and Canada at the end of 1998 to 106 natural foods stores and four vitamin stores in 22 states and Canada as of the end of 1999, an increase of 34%. Wild Oats' sales grew from $530.7 million during 1998 to $721.1 million during fiscal 1999, an increase of 36%, due largely to the opening of eight new stores (including one opened by Henry's), the relocation of five stores and the acquisition of 17 stores in 1999.

     Our growth has been driven by the acquisition of independent and small chain natural foods store operators, the opening of new stores and positive comparable store sales growth. In 1999, we opened eight new stores (including one opened by Henrys in 1999) and acquired 17 operating natural foods stores, including:

o Nature's Fresh Northwest, which owned seven operating stores and one site in development in metropolitan Portland, Oregon
o Four stores operated under the name "Wild Harvest" in metropolitan Boston, Massachusetts
o Three operating stores located in Tucson, Arizona

     We also completed stock-for-stock transactions, accounted for as poolings-of-interests, with the following entities in 1999:

o Henry's Marketplace, which owned 11 stores and one site in development in metropolitan San Diego, California
o Sun Harvest Farms and an affiliate, which owned nine natural food grocery stores and four vitamin stores in San Antonio, Austin and other communities in Texas

     As a result of our aggressive growth, we have increased our penetration of existing markets, entered new geographic markets and created a stronger platform for future growth. We believe our growth has resulted in operating efficiencies created by:

o        warehousing, distribution and administrative economies of scale
o        improved volume purchasing discounts
o        coordinated merchandising and marketing strategies

Natural products industry

     Retail sales of natural products have grown from $7.6 billion in 1994 to sales of $19.0 billion in 1998, a 26% compound annual growth rate, and total sales of natural products (including over the internet, by practitioners, by multi-level marketers and through mail order) reached $25.4 billion in 1998. Sales growth in the traditional grocery industry has remained relatively flat over the same period. We believe that this growth reflects a broadening of the natural products consumer base which is being propelled by several factors, including healthier eating patterns, increasing concern regarding food purity and safety and greater environmental awareness. While natural products generally have higher costs of production and correspondingly higher retail prices, we believe that more of the population now attributes added value to high quality natural products and is willing to pay a premium for such products. The increase in the availability of natural products in conventional supermarkets, whose sales of natural foods products increased by 18% in 1998, demonstrates the increase in consumer acceptance of natural products. Despite the increase in natural foods sales within conventional supermarkets, we believe that conventional supermarkets still lack the total shopping experience that natural foods stores offer. Many natural foods stores develop a more personal relationship with increased interaction between store staff and customers than that of conventional supermarkets. Conventional supermarkets may also have less appeal for natural foods shoppers because they are largely dependent on commercial brand names, resulting in a more limited selection of natural products from which to choose. In addition, conventional supermarkets may not be able to match our pricing in many categories because of the greater volume purchase discounts we receive on natural products. As a result, while conventional supermarkets may carry a limited selection of natural foods products, they do not duplicate the inventory of natural foods stores, which carry a more comprehensive selection of natural products sourced from a large number of independent vendors.

Operating strategy

     Our objective is to become the grocery store of choice both for natural foods shoppers and quality-conscious consumers in each of our markets by emphasizing the following key elements of our operating strategy:

     Destination format. Our stores are one-stop, full-service supermarkets for customers seeking high quality natural and gourmet foods and related products. In most of our stores, we offer between 10,000 and 25,000 stock-keeping units of natural foods products in virtually every product category found in a conventional supermarket. Our stores carry a much broader selection of natural and gourmet foods and related products than those offered by typical independent natural foods stores or conventional supermarkets.

     High quality, unique products. We seek to offer the highest quality products throughout our merchandise categories and emphasize unique products and brands not typically found in conventional supermarkets. Our strict quality standards require products to be minimally processed, free of preservatives, artificial colors and chemical additives and not tested on animals. Each of our stores tailors its product mix to meet the preference of its local market, in particular sourcing produce from local organic growers whenever possible. We also operate regional commissary kitchens and bakeries that provide our stores with fresh bakery items and a unique assortment of prepared foods for the quality and health-conscious consumer.

     Educational and entertaining store environment. At Wild Oats, shopping is "theater." Each store strives to create a fun, friendly and educational environment that makes grocery shopping enjoyable, encouraging shoppers to spend more time in the store and to purchase new products. In order to enhance our customers' understanding of natural foods and how to prepare them, we train our store staff to educate customers as to the benefits and quality of our products and prominently feature educational brochures and newsletters, as well as an in-store consumer information department. We also are installing "Healthnotes On Line(R)", an on-line health information database, in most of our stores in 2000 to provide our customers with up-to-date access to health and health product information. In addition, many stores offer cafe seating areas, espresso and fresh juice bars and in-store massage therapists, all of which emphasize the comfortable, relaxed nature of the shopping experience. We believe our knowledgeable store staff and high ratio of store staff to customers results in significantly higher levels of customer service than in a conventional supermarket.

     Extensive community involvement. We seek to engender customer loyalty by demonstrating our high degree of commitment to the local community. Each store makes significant monetary and in-kind contributions to local not-for-profit organizations through programs such as "5% Days," where a store may, once each calendar quarter, donate 5% of its gross sales from one day to a local not-for-profit group, and a "Charity Work Benefit" where we pay employees for time spent working for local charities.

     Flexible store format. Our flexible store format enables us to customize our stores to specific site characteristics and to meet the unique needs of a variety of markets. Our supermarket format stores are adapted in size and product selection to suburban markets and our urban format stores are designed to appeal in size and product selection to more densely populated urban markets. We believe that this flexible store format strategy allows us to operate successfully in a diverse set of markets, enabling us to reach a broader customer base and to increase our market penetration.

     Competitive pricing. We seek to offer products at prices which are at or below those of other natural foods stores. We have implemented a competitive price program designed to ensure that high quality, all natural items in each product category are offered at prices that are competitive with those offered on similar items in conventional supermarkets. We have also expanded our private label programs to include a large selection of high quality private label products under our "Wild Oats" and "A Wild Oats Down to Earth Value" lines at competitive prices. We believe these pricing programs broaden our consumer appeal and encourage our customers to fill more of their shopping needs at our stores.

     Motivated staff. We have developed a unique culture by encouraging active participation and communication among all staff members, advocating store-level participation in a variety of marketing, merchandising and operating decisions and rewarding staff based upon the achievement of targeted store-level sales, profitability and other financial performance criteria. In 1998, we introduced a new compensation program that includes the award of incentive stock options to all our full-time employees who have been with us for one year or more. In addition, we generally hire individuals dedicated to the concept of natural foods and a healthy lifestyle. We believe that these practices translate into a satisfied and motivated staff and a high level of customer service.

Growth strategy

     Our growth strategy is to increase sales and income through:

o acquisitions of independent and small chain natural foods store operators
o        opening of new stores
o        year over year comparable store sales growth

     We plan to open, acquire or relocate as many as 21 stores in 2000. We intend to continue our expansion strategy by increasing penetration in existing markets and expanding into new regions which we believe are currently underserved by natural foods retailers. While we believe that most of our store expansion will result from new store openings, we continue to evaluate acquisition opportunities in both existing and new markets. We have identified and are negotiating with several potential acquisition candidates.

     As of March 1, 2000, we have opened three new stores and relocated one store. We currently have leases or letters of intent signed for 18 additional new stores to be opened or relocated in the remainder of 2000 and in 2001, including six relocations of existing stores, as follows:

                                                            Projected
                Site Name                                 Opening Date

                St. Louis, Missouri                    Opened January 2000
                West Hartford, Connecticut*           Opened February 2000
                San Diego, California                 Opened February 2000
                Reno, Nevada                          Opened February 2000
                Kansas City, Kansas*                    Opened March 2000
                Bend, Oregon                                  2000
                Cincinnati, Ohio                              2000
                Cleveland, Ohio (two sites)                   2000
                Las Vegas, Nevada*                            2000
                Northern California                           2000
                Omaha, Nebraska                               2000
                Portland, Oregon                              2000
                Salt Lake City, Utah*                         2000
                San Diego, California                         2000
                South Florida (two sites)*                    2000
                Southern California (two sites)               2000
                Texas                                         2000
                Westport, Connecticut*                        2000
                Kansas City, Missouri                         2001
                Long Beach, California                        2001

* Relocation

     Acquisition of assets of independent and small chain natural foods store operators. During 1999, we acquired 17 natural foods stores: seven in metropolitan Portland, Oregon; four in metropolitan Boston, Massachusetts; three in Tucson, Arizona; one each in Hartford (subsequently relocated in the first quarter of 2000) and Norwalk, Connecticut; and one in Melbourne, Florida. In 1998, we acquired seven natural foods stores in Nashville, Tennessee; Columbus, Ohio; New York, New York; Victoria, British Columbia; Santa Barbara, California; Little Rock, Arkansas and Boulder, Colorado.

     Stock-for-stock transactions with operators of natural foods stores. During 1999, we completed two stock-for-stock transactions, accounted for as poolings of interest, with the shareholders of the following natural foods store operators: Henry's Marketplace, which operated 11 natural foods stores, a bakery depot and a produce warehouse in metropolitan San Diego, California; and Sun Harvest Farms, which operated nine natural foods stores, a distribution warehouse, and through an affiliate, four small vitamin stores in San Antonio, Austin and other communities in Texas. In 1998, we completed two stock-for-stock transactions accounted for as poolings of interests with natural foods store operators who operated single stores in Columbus, Ohio, and in Little Rock, Arkansas.

     Opening of new stores. In 1999, we opened eight new stores in Phoenix, Arizona; San Diego, California (opened by Henry's); Hinsdale and Evanston, Illinois; Madison, New Jersey; Albuquerque, New Mexico; Tulsa, Oklahoma and Nashville, Tennessee, and relocated five stores in Phoenix, Arizona; Ft. Collins, Colorado; Portland, Oregon; Salt Lake City, Utah and Memphis, Tennessee. We also closed two Farm to Market stores in Tempe, Arizona and Buffalo Grove, Illinois. To date in 2000, we opened three new stores, relocated one store and closed two smaller stores. In 1998, we opened nine new stores in Santa Monica, California; Westminster, Colorado; Pinecrest and South Beach, Florida; Indianapolis, Indiana; Las Vegas, Nevada; Princeton, New Jersey and Dallas and San Antonio, Texas (opened by Sun Harvest), and relocated two stores, one each in Denver, Colorado and Columbus, Ohio.

     Year over year comparable store sales growth. We believe that historical growth in sales at our existing stores reflects continued strong growth in the natural foods industry as well as improved execution of our operating strategy. We continually seek to increase sales at our existing stores and have undertaken several initiatives designed to increase comparable store sales. We seek to attract new customers, generate repeat business and gradually increase the size of the average transaction by introducing, expanding and improving key merchandise categories such as perishables (produce, deli and prepared foods) and private label products, as well as implementing expanded marketing programs and expanding customer service.

     Our comparable store sales results have been negatively affected in the past by planned cannibalization, which is the loss of sales at an existing store when we open a new store nearby, resulting from the implementation of our store clustering strategy. We expect that comparable sales increases will continue to be negatively affected in 2000 by planned cannibalization due to the opening of new or relocated stores in several of our existing markets, including, among others, Phoenix, Arizona; San Diego, California; Kansas City and St. Louis, Missouri; Las Vegas, Nevada; Albuquerque, New Mexico and Salt Lake City, Utah. There can be no assurance that comparable store sales for any particular period will not decrease in the future.

Products

     We offer our customers a broad selection of unique, high-quality products that are natural alternatives to those found in conventional supermarkets. We typically do not offer well-known national conventional brands and focus instead on a comprehensive selection of lesser-known natural branded products within each category. Although the core merchandise assortment is similar at each of our stores, individual stores adapt the product mix to reflect local and regional preferences. Our stores source produce from local organic growers whenever possible and typically offer a variety of local products unique to the region. In addition, in certain markets, our stores may offer more food service, gourmet and ethnic items as well as feature more value-added services such as gift baskets, catering and home delivery, while in other markets, a store may focus more on bulk foods, produce and staple grocery items. We regularly introduce new high-quality and locally grown products in our merchandise selection to minimize overlap with products carried by conventional supermarkets.

     In addition, we intend to continue to expand and enhance our prepared food and in-store cafe environment. We believe that consumers are increasingly seeking convenient, healthy, "ready-to-eat" meals and that by increasing our commitment to this category we can provide an added service to our customers, broaden our customer base and further differentiate us from conventional supermarkets and traditional natural foods stores.

     Quality standards. Our objective is to offer products which meet the following standards:

o free of preservatives, artificial colors, chemical additives and added hormones
o        organically grown, whenever possible
o        minimally processed
o        not tested on animals

We continually evaluate new products, quality issues and controversial ingredients and frequently counsel store managers on compliance with our strict product standards.

     Private label. The natural foods industry is highly fragmented and characterized by many small independent vendors. As a result, we believe that our customers do not have strong loyalty to particular brands of natural foods products. In contrast to conventional supermarkets whose private label products are intended to be low cost alternatives to name-brand products, we have developed a private label program in order to build brand loyalty to specific products based on our relationship with our customers and our reputation as a natural foods authority. Through this program, we have successfully introduced a number of high quality, unique private label products, such as cereals, breads, salad dressings, vitamins, chips, salsa, pretzels, cookies, juices, pasta, pasta sauces, oils and chocolate bars. We intend to continue to expand our private label product offerings on a selected basis, and anticipate doubling the number of private label stock-keeping units in the next twelve to eighteen months. In 1999, we introduced our "A Wild Oats Down to Earth Value" label of "staple" products, such as peanut butter, coffee, bottled water and paper products, to offer our customers quality natural products at competitive prices.

     Pricing. In general, natural and gourmet foods and related products have higher costs of production and correspondingly higher retail prices than conventional grocery items. Our pricing strategy has been to maintain prices that are at or below those of our natural foods competitors while educating our customers as to the higher quality and added value of our products so as to differentiate them from conventional products. Like most conventional supermarkets, we regularly feature dozens of sale items. Sale items are promoted through a variety of media, including direct mail, newspapers and in-store flyers. We regularly monitor the prices at natural foods and conventional supermarket competitors to ensure our prices remain competitive.

Company culture and store operations

     Company culture. Our culture is embodied in our "Five Areas of Responsibility": responsibility to our customers, our staff, our community, the environment and our bottom line. In particular, we believe that knowledgeable, satisfied and motivated staff members have a positive impact on store performance and overall profitability. We have made a substantial commitment to staff training, including the creation of "Wild Oats University," an in-house training program. We generally hire individuals dedicated to the concept of natural foods and a healthy lifestyle and seek to promote store-level employees to positions of increasing responsibility.

     Management and employees. Our stores are organized into geographic regions, each of which has a regional director who is responsible for the store operations within his or her region and who reports to our senior management. The regional directors are responsible for, and frequently visit, their cluster of stores to monitor financial performance and ensure adherence to our operating standards. We maintain a staff of corporate level department specialists including Natural Living, Food Service, Produce, Meat/Poultry/Seafood and Grocery purchasing directors who manage centralized buying programs and assist with store-level merchandising, pricing and staff training to ensure company-wide adherence to product standards and store concept.

     Staff members at the store and home-office level participate in an incentive plan that ties compensation awards to the achievement of specified store-level or company-wide sales, profitability and other performance criteria. We also seek to foster enthusiasm and dedication in our staff members through comprehensive benefits packages including health and disability insurance, employer matching 401(k) plan and equity incentive plans that include the award of incentive stock options to all our full-time employees who have been with us for one year or more.

Purchasing and distribution

     We have a centralized purchasing function which sets product standards, approves products and negotiates volume purchase discount arrangements with distributors and vendors. Individual store purchases are handled through their department managers who make purchasing decisions within these established parameters. This approach enables each store to customize its product mix to meet the needs and preferences of its customers while adhering to our established product standards and allowing each store to benefit from our volume purchasing discounts.

     The wholesale segment of the natural foods industry provides a large and growing array of product choices across the full range of grocery product categories. Although we purchase products from approximately 8,000 suppliers, we purchase approximately 25% of the dollar value of the products sold in our stores from United Natural Foods Inc. ("UNFI"), a wholesale distributor that operates multiple warehouses nationwide and with whom we are in the second of a four-year buying agreement. We believe that UNFI has the capacity to service all of our existing stores as well as most of our future sites, although in 1999 UNFI experienced some problems with the consolidation of its eastern U.S. warehouse operations that resulted in its inability to supply us with sufficient product in certain categories so that some of our stores were out of stock on certain items. Recent changes in the upper management of UNFI have improved distribution operations and reduced the number of unfilled or partially filled orders. As a result of our rapid growth, we have been able to negotiate greater volume discounts with this distributor and certain other vendors. In 1999, we entered into a supply agreement with General Nutrition Products, Inc. ("GNP") under which GNP supplies us with certain private label vitamins and supplements. The agreement runs for three years, but is terminable by either party with advanced notice. We have no supply contracts with the majority of our smaller vendors, who could discontinue selling to us at any time. Although we believe that we could develop alternative sources of supply, any such termination may create a short-term disruption in store-level merchandise selection. We are a party to an interim buying agreement with a distributor in Vancouver, British Columbia, Canada under which we are obligated to purchase certain products from the distributor for certain of our Canadian stores, provided the purchase price is the lowest price offered by our various distributors in that region.

     Most products are delivered directly to our stores by vendors and distributors. We currently operate three warehouse facilities, one in Denver, Colorado, one in Los Angeles, California, and one in San Antonio, Texas, which receive and distribute truckload purchases of produce and grocery items and distribute products that cannot be delivered directly to the stores by outside vendors. We maintain a small fleet of local delivery vans and over-the-road trucks. As we enter new markets, we will review the need for additional warehouse and distribution facilities.

     We operate seven commissary kitchens in Phoenix, Arizona; Los Angeles, California; Denver, Colorado; Las Vegas, Nevada; Santa Fe, New Mexico; Portland, Oregon and Vancouver, British Columbia, Canada, as well as a bakeries in Phoenix and Tucson, Arizona; San Diego, California and Denver, Colorado. These facilities produce deli food, take-out food, bakery products and certain private label items for sale in our stores. Each kitchen can make daily deliveries to stores within a hundred mile radius of the facility. We intend to add new kitchens as we expand into new markets.

Marketing

     Our marketing programs have been primarily focused on in-store customer education and promoting product specials. We believe that our customers are more responsive to the quality of the shopping experience, issue-based marketing and word-of-mouth advertising than to price-based campaigns. As a result, we focus on consumer education and emphasize the benefits and quality of our products. We use a variety of media, including in-store flyers, informational brochures and signage that promote the depth of our merchandise selection, benefits of natural products and "down to earth" competitive prices. We also recognize the importance of building brand awareness within our trade area and advertise in traditional media outlets such as radio, newspapers, outdoor and direct mail to gain new customer trial and repeat business. When we first enter a new market, we execute an intense marketing campaign to build awareness of our new store and its selection of natural products. After the initial campaign, this advertising is supplemented by the marketing strategies described above.

     In 1999, we entered into a strategic alliance with eNutrition, Inc. under which eNutrition will have an exclusive right to market vitamins, supplements, sports nutrition products and certain personal care items through links from www.eNutrition.com to our website, www.wildoats.com. Wild Oats and eNutrition will also co-market each other's products, with the goal to boost the number of customers and sales from our website. Wild Oats may receive equity interests in eNutrition for our participation in co-marketing plans, and for achieving target levels of new customers who purchase from eNutrition's site by the link through our website.

     Our advertising costs historically have been less than 1.5% of sales. We operate a multifaceted annual promotional program to our vendors which allows for different degrees of promotional participation and commits vendors to full year marketing expenditures in advance. In exchange for participation in our promotional program, vendors receive access to national advertising programs, detailed feedback on volume movement and the ability for longer term production planning.

Management information systems

     Our management information systems have been designed to provide detailed store-level financial data, including sales, gross margin, payroll and store contribution, to regional directors and store directors and to our headquarters on a timely basis. Currently, certain store-level accounting and inventory management systems are processed manually. We purchased a software system to convert the store level point-of-sale and pricing systems to one system and to track product movement, and have installed new hardware to run such software and implemented such systems in more than 95% of our stores, other than a majority of the stores acquired in 1999, to date. The Henry's stores in the metropolitan San Diego area use a different point-of-sale system that will be maintained independently. All newly opened stores will be using the new hardware and software systems going forward.

     We have implemented new, faster credit card processing systems company-wide to reduce transaction time at the cash register and the cost to us of individual credit card transactions. We have also implemented a wide-area network to allow faster data transmissions between our headquarters and stores, and between our stores and our credit card processor. The credit card processing system is fully operational in 80% of our stores, and the remaining stores currently using IBM cash register systems are targeted for conversion, with the exception of the stores in Canada and several of our smallest stores, by the end of the first quarter of 2000.

     In 1999, we standardized our timekeeping systems throughout our stores, and installed new software that now allows us to process payroll in-house instead of through a third-party processor. We believe that by handling payroll in house, we have greater accuracy in payroll processing, greater control over payroll and, in the future, we expect to realize a cost savings by not paying outside processing fees.

Competition

     Our competitors currently include other independent and multi-unit natural foods supermarkets, smaller traditional natural foods stores, conventional supermarkets and specialty grocery stores. While certain conventional supermarkets, smaller traditional natural foods stores and small specialty stores do not offer as complete a range of products as we do, they compete with us in one or more product categories. A number of other natural foods supermarkets offer a range of natural foods products similar to those offered in our stores. We believe that the principal competitive factors in the natural foods industry include customer service, quality and variety of selection, store location and convenience, price and store atmosphere. We believe that our primary competitor is Whole Foods Market, Inc., a publicly-traded company based in Texas. We currently compete directly with Whole Foods in California, Colorado, Florida, Illinois, Massachusetts, New Mexico and Texas.

Employees

     As of March 1, 2000, we employed approximately 6,600 full-time individuals and 2,000 part-time individuals. Approximately 8,000 of our employees are engaged at the store-level and 600 are devoted to regional administrative and corporate activities. We believe that we maintain a good relationship with our employees. One small group of employees at one of our acquired stores was unionized at the time of the store's acquisition and continues to be unionized. We anticipate that in the future one or more of our stores may be the subject of attempted organizational campaigns by labor unions representing grocery industry workers, and that from time to time certain of our stores may be picketed by local labor unions relating to area wage and benefit standards. Three of our stores (including two Henry's stores in metropolitan San Diego, California) are currently being picketed relating to area standards.

Item 2.   PROPERTIES

         We currently lease approximately 29,500 square feet for our corporate office in Boulder, Colorado. The lease for the corporate headquarters expires in September 2003 and has two renewal options for an additional three years each. The rental payment is a fixed base rate.

         We lease all of our currently operating stores. We currently have letters of intent or leases signed for 18 sites projected to be opened in the remainder of 2000 and in 2001, including six relocations. In 1999, we acquired certain real property in Oregon in conjunction with the acquisition of an operating store, and an office building in San Antonio, Texas as part of the stock-for-stock transaction with Sun Harvest Farms, Inc. We have already sold the property under the store in Oregon in a sale-leaseback transaction. We anticipate that we will sell substantially all of the real property we currently own. Our leases typically provide for a 10- to 25-year base term and generally have several renewal periods. The rental payments are either fixed base rates or percentages of sales with minimum rentals. All of the leases are accounted for as operating leases.

Store locations

        The following map and store list show, as of December 31, 1999, the number of natural food grocery stores (excluding four small vitamin stores in Texas) that Wild Oats operates in each state and Canadian province and the cities in which Wild Oats stores are located:
[MAP]

   ------------------------ ----------------------------- -------------------------- ------------------------------
   Arizona                  Colorado                      Kansas                     Oklahoma
   Phoenix (2)              Aurora                        Mission                    Tulsa
   Scottsdale               Boulder (3)
   Tucson (3)               Colorado Springs              Massachusetts              Oregon
                            Denver (3)                    Andover                    Beaverton
   Arkansas                 Fort Collins                  Framingham                 Eugene (2)
   Little Rock              Glendale                      Medford                    Lake Oswego
                            Greenwood Village             Saugus                     Portland (4)
   California               Lakewood

   Berkeley                 Littleton                     Missouri                   Tennessee
   Encinitas                Westminster                   Kansas City                Memphis (2)
   Mission Viejo                                          St. Louis                  Nashville (2)
   Laguna Beach             Connecticut
   La Mesa                  Hartford                      Nevada                     Texas
   Los Angeles              Norwalk                       Las Vegas (3)              Austin (2)
   Pasadena                                                                          Corpus Christie
   Poway                    Florida                       New Jersey                 Dallas
   Sacramento               Boca Raton                    Princeton                  El Paso
   San Anselmo              Fort Lauderdale               Madison                    McAllen
   San Diego (6)            Melbourne                                                San Antonio (4)
   Santa Barbara            Miami Beach                   New Mexico
   Santa Monica (2)         Pinecrest                     Albuquerque (3)            Utah
   Santee                   West Palm Beach               Santa Fe (3)               Salt Lake City (3)
   Solana Beach
   Sunnyvale                Illinois                      New York                   Washington
   West Hollywood           Evanston                      New York City              Vancouver
                            Hinsdale

                                                          Ohio                       British Columbia, Canada

                            Indiana                       Upper Arlington            Vancouver (2)
                            Indianapolis                                             Victoria
                                                                                     West Vancouver


Item 3.   LEGAL PROCEEDINGS

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

     On February 17, 2000, we were named as defendant in Cornerstone III, LLC v. Wild Oats Markets, Inc., a suit filed in U.S. District Court for the Eastern District of Missouri by a former landlord who alleges that we breached our obligations under a lease agreement when we notified the landlord that we were exercising our rights under the lease to terminate after the landlord failed to turn over possession of the leased property within the time period provided for in the lease. The plaintiff seeks actual and punitive damages. We believe that we acted within our rights under the lease and intend to vigorously defend the suit.

     There are no other material pending legal proceedings to which we or our subsidiaries are a party. From time to time, we are involved in lawsuits that we consider to be in the normal course of our business.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 22, 1999, Wild Oats held a special meeting of stockholders to vote on an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 60,000,000. The proposal was adopted, with 9,259,379 votes cast for and 2,743,008 votes cast against the matter. 18,393 votes abstained and there were no broker non-votes.

PART II.

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the NASDAQ National Market under the symbol "OATS".

         The following are the quarterly high and low sales prices (adjusted for the 3-for-2 splits described below) for each quarter of the past two years:

                                              High               Low

First Quarter 1998                            25.50             14.00
Second Quarter 1998                           24.33             17.04
Third Quarter 1998                            21.83             11.67
Fourth Quarter 1998                           22.00             14.67
First Quarter 1999                            21.33             14.67
Second Quarter 1999                           20.50             16.50
Third Quarter 1999                            27.42             20.04
Fourth Quarter 1999                           28.50             17.44

         As of March 1, 2000, Wild Oats' common stock was held by 681 stockholders of record. No cash dividends have been declared previously on our common stock, and we do not anticipate declaring a cash dividend in the near future. Our revolving line of credit facility contains restrictions on the payment of cash dividends without lender consent for so long as amounts remain unpaid under the facility. On January 7, 1998, and on December 1, 1999, Wild Oats effected 3-for-2 stock splits of its common stock for securities held of record as of December 22, 1997 and November 17, 1999, respectively.

         On December 15, 1999, we issued 888,903 shares of Wild Oats common stock to the stockholders of Sun Harvest Farms, Inc. and an affiliate in exchange for 100% of the outstanding stock of Sun Harvest and all of the partnership interests in the affiliate, in a transaction accounted for as a pooling-of-interests. The transaction was completed pursuant to an exemption from registration under Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended. In accordance with Rule 506, no more than 35 purchasers received shares of the Company's stock, each purchaser who was not an accredited investor had sufficient knowledge and experience, alone or with a purchaser representative, to evaluate the investment, and all information required to be provided by the Company was provided. There were no cash proceeds from the transaction.

Item 6.    SELECTED FINANCIAL DATA
           (In thousands, except per-share amounts and number of stores)



The following data for the five fiscal years ended January 1, 2000, are derived from the consolidated financial statements of the Company. The following data should be read in conjunction with the Company's consolidated financial statements, related notes thereto and other financial information included elsewhere in this report on Form 10-K.

Fiscal Year                                              1999         1998         1997         1996         1995
----------------------------------------------------------------------------------------------------------------------

Statement of operations data:                                                                             (unaudited)
Sales                                                 $721,091     $530,726     $431,974     $299,567      $180,037
Cost of goods sold and occupancy costs                 499,627      369,475      301,644      208,454       124,890
                                                     ----------   ----------    --------      ---------    --------
Gross profit                                           221,464      161,251      130,330       91,113        55,147
Direct store expenses                                  155,869      113,094       96,448       69,485        42,486
                                                     ----------   ----------    ---------     ---------    --------
Store contribution                                      65,595       48,157       33,882       21,628        12,661
Selling, general and administrative expenses            27,939       20,026       16,314       12,361         8,657
Pre-opening expenses                                     2,767        3,449        1,149        1,863         1,037
Non-recurring expenses                                  12,642          393                     7,035
                                                     ----------   ----------    ---------     -------
Income from operations                                  22,247       24,289        16,419         369         2,967
Interest income (expense), net                         (4,280)         (28)         (622)     (1,471)         (867)
                                                     ----------   ----------    ---------     ---------    --------
Income (loss) before income taxes                       17,967       24,261        15,797     (1,102)         2,100
Income tax expense (benefit)                             5,198        7,822         5,501       (120)           424
                                                     ----------   ----------    ---------     ---------    --------
Net income (loss) before cumulative effect
     of change in accounting principle                  12,769       16,439        10,296       (982)         1,676
Cumulative effect of change in accounting
     principle, net of tax (1)                             281
                                                     ---------
Net income (loss)                                       12,488       16,439       10,296        (982)         1,676
Accretion of redeemable preferred stock                                                         2,396         1,937
                                                     ----------   ----------    ---------     ---------    --------
Net income (loss) allocable to common stock            $12,488      $16,439      $10,296      $(3,378)       $(261)
                                                     ==========   ==========    =========     =========    ========
Basic net income (loss) per common share                 $0.55        $0.73        $0.55      $(0.32)       $(0.03)
                                                     ==========   ==========    =========     =========    ========
Weighted average number of common shares outstanding    22,806       22,440       18,841       10,606         8,214
                                                     ==========   ==========    =========     =========    ========
Diluted net income (loss) per common share               $0.53        $0.71        $0.53      $(0.32)       $(0.03)
                                                     ==========   ==========    =========     =========    ========
Weighted average number of common shares outstanding    23,467       23,079       19,425       10,606         8,214
                                                     ==========   ==========    =========     =========    ========

Number of stores at end of period                          110           82           70           57            36

Balance sheet data:

Working capital (deficit)                            $(20,971)      $(5,281)     $32,566       $5,998      $(3,035)
Total assets                                           350,629      217,320      190,752      123,045        49,275
Long-term debt (including capitalized leases)           80,328        2,675        4,157        4,678        14,984
Redeemable convertible preferred stock                                                                       16,956
Stockholders' equity (deficit)                         165,387      152,608      136,697        77,809      (4,376)

(1) In 1999 the Company recorded $281,000 in expenses associated with cumulative effect of change in accounting principle. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Preopening Expenses".

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report on Form 10-K contains certain forward-looking statements regarding our future results of operations and performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Forward-Looking Statements." All information stated herein has been revised to reflect the stock-for-stock transactions, accounted for as poolings of interests, with Henry's and Sun Harvest, which were consummated on September 27, 1999 and December 15, 1999, respectively. The Company declared a 3-for-2 stock split for all stockholders of record on November 17, 1999, effective December 1, 1999. All shares and per-share information presented herein have been retroactively restated to reflect this stock split.

Overview

     Store openings, closings, remodels, relocations and acquisitions. In 1999, we opened eight new stores in Phoenix, Arizona; San Diego, California (opened by Henry's); Evanston and Hinsdale, Illinois; Madison, New Jersey; Albuquerque, New Mexico; Tulsa, Oklahoma and Nashville, Tennessee, and relocated five stores in Phoenix, Arizona; Ft. Collins, Colorado; Portland, Oregon; Salt Lake City, Utah and Memphis, Tennessee. As of March 1, 2000, we have opened three new stores and relocated one new store. Also during 1999, we acquired 17 operating natural foods stores, including seven Nature's Fresh Northwest stores in metropolitan Portland, Oregon (of which one was subsequently relocated during the second quarter), four in Metropolitan Boston, Massachusetts, three in Tucson, Arizona, two in Norwalk and Hartford, Connecticut, and one in Melbourne, Florida. We also consummated two stock-for-stock transactions, accounted for as poolings of interest, which added 24 stores to our historic store base, including 11 Henry's Marketplace stores in metropolitan San Diego, California (one of which was opened in 1999 and is included in the number of new stores opened discussed herein) and nine Sun Harvest and four vitamin stores in San Antonio, Austin and other Texas communities. We plan to open, acquire or relocate as many as 16 stores in the remainder of 2000. We are actively looking for other acquisition opportunities and may complete additional acquisitions in 2000. We will continue to evaluate the profitability of all of our stores on an ongoing basis and may, from time to time, make decisions regarding closures, disposals, relocations or remodels in accordance with such evaluations. As a result of such evaluations, we closed two Farm to Market stores in Tempe, Arizona and Buffalo Grove, Illinois in 1999. In the first quarter of 2000, we closed our Dallas store for remodeling and reopening under the "Sun Harvest" tradename, and closed two of our smaller stores. During the first half of 2000, we plan to remodel as many as 25 of our existing, older stores to remerchandise and incorporate new features.

     Acquisitions. In 1999, we opened eight new stores (including one opened by Henry's) and acquired 17 stores, including:

o Nature's Fresh Northwest, located in metropolitan Portland, Oregon, which owned seven operating natural foods stores and one site in development. Nature's had sales of approximately $58.3 million in 1998. The purchase price was approximately $40.0 million in cash and assumption by us of a $17.0 million promissory note payable to the seller. This acquisition was accounted for using the purchase method and the excess of cost over the fair value of the assets acquired and liabilities assumed of $29.5 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

o Four stores operated under the name "Wild Harvest" in metropolitan Boston, Massachusetts. The purchase price aggregated $12.5 million in cash. The acquisition was accounted for using the purchase method, and the excess of cost over the fair value of the assets acquired of $787,000 was allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

We also consummated two stock-for-stock transactions, accounted for as poolings of interest, which added 20 natural food grocery stores and four small vitamin stores to our historic store base, with the following entities:

o Henry's Marketplace, located in metropolitan San Diego, California, which owned 11 operating natural foods stores and one site in development. Henry's had sales of approximately $81.0 million in 1998. The merger consideration was 2,100,290 shares of Wild Oats' common stock. This transaction was accounted for as a pooling of interests.

o Sun Harvest Farms and an affiliate, located in San Antonio, Austin and other Texas communities, which owned nine operating natural food stores and four vitamin stores. Sun Harvest Farms had sales of approximately $50.8 million in sales in 1998. The merger consideration was 888,903 shares of Wild Oats' common stock. The transaction was accounted for as a pooling of interests.

     Our results of operations have been and will continue to be affected by, among other things, the number, timing and mix of store openings, acquisitions, relocations or closings. New stores build their sales volumes and refine their merchandise selection gradually and, as a result, generally have lower gross margins and higher operating expenses as a percentage of sales than more mature stores. We anticipate that the new stores opened in 1999 will experience operating losses for the first six to 12 months of operation, in accordance with historical trends. Further, acquired stores, while generally profitable as of the acquisition date, generate lower gross margins and store contribution margins than our company average due to their substantially lower volume purchasing discounts. Over time, typically six months, as we sell through the acquired inventories and are able to realize our volume purchase discounts, we expect that the gross margin and store contribution margin of the acquired stores will approach our company average. We anticipate that our current high concentration of acquired stores, including the Nature's, Henry's and Sun Harvest stores, will have a temporary negative impact on our consolidated results of operations.

     We are actively upgrading, remodeling or relocating some of our older stores. We plan to remodel or remerchandise as many as 25 of our older stores in the first half of 2000. Remodels and relocations typically cause short-term disruption in sales volume and related increases in certain expenses as a percentage of sales, such as payroll. Remodels on average take between 90 and 120 days to complete. We cannot predict whether sales disruptions and the related impact on earnings may be greater in time or volume than projected in certain remodeled or relocated stores.

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

     Comparable store sales results. Sales of a store are deemed to be comparable commencing in the thirteenth full month of operations for new, relocated and acquired stores. A variety of factors affect our comparable store sales results, including, among others:

o the opening of stores by us or by our competitors in markets where we have existing stores
o the relative proportion of new or relocated stores to mature stores
o the timing of promotional events
o store remodels
o our ability to execute our operating plans effectively
o changes in consumer preferences for natural foods products
o general economic conditions.

Past increases in comparable store sales may not be indicative of future performance.

     Our comparable store sales results have been negatively affected in the past by planned cannibalization, which is the loss of sales at an existing store when we open a new store nearby, resulting from the implementation of our store clustering strategy. We expect that comparable sales increases will continue to be negatively affected in 2000 by planned cannibalization due to the opening of new or relocated stores in several of our existing markets, including, among others, Phoenix, Arizona; San Diego, California; Kansas City and St. Louis, Missouri; Las Vegas, Nevada; Albuquerque, New Mexico and Salt Lake City, Utah. As a result, we expect comparable store sales percentage increases to be flat to slightly negative for the first quarter of 2000, and to average in the low to mid-single digits for the remainder of 2000. There can be no assurance that comparable store sales for any particular period will not decrease in the future.

     Pre-opening expenses. Pre-opening expenses include labor, rent, utilities, supplies and certain other costs incurred prior to a store's opening. Pre-opening expenses have averaged approximately $250,000 to $350,000 per store historically, although the amount per store may vary depending on the store format and whether the store is the first to be opened in a market, or is part of a cluster of stores in that market.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Accounting for Costs of Start-Up Activities. Statement of Position 98-5 requires that pre-opening costs be expensed as incurred. Statement of Position 98-5 is effective for fiscal years beginning after December 15, 1998, and the initial application should be reported as a cumulative effect of a change in accounting principle. We adopted Statement of Position 98-5 in fiscal 1999 and recorded approximately $281,000 as a cumulative effect of a change in accounting principle, net of taxes, during 1999.

Results of Operations

     The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of sales:

Fiscal Year Ended                         1999              1998              1997
-----------------                       ---------         --------         -------
Sales                                    100.0%            100.0%            100.0%
Cost of goods sold
   and occupancy costs                    69.3              69.6              69.8
                                        ---------         --------         -------
Gross profit                              30.7              30.4              30.2
Direct store expenses                     21.6              21.3              22.4
                                        ---------         --------         -------
Store contribution                         9.1               9.1               7.8
Selling, general and
   administrative expenses                 3.9               3.8               3.7
Pre-opening expenses                       0.4               0.6               0.3
Non-recurring expenses                     1.8               0.1
                                        ---------         ------
Income from operations                     3.0               4.6               3.8
Interest (expense), net                   (0.6)                               (0.1)
                                        ---------         --------         --------
Income before income taxes                 2.4               4.6               3.7
Income tax expense                         0.7               1.5               1.3
                                        ---------         --------         -------
Net income before cumulative
   effect of change in accounting
   principle                               1.7               3.1               2.4
Cumulative effect of change
   in accounting principle,
   net of taxes                            0.1
                                        ------
Net income                                 1.6%              3.1%              2.4%
                                        =========         ========         ========

Fiscal 1999 Compared to Fiscal 1998

Fiscal 1999 contained 52 weeks of operations as compared to 53 weeks in fiscal 1998.

Sales
Sales for the fiscal year ended January 1, 2000, increased 35.9% to $721.1 million from $530.7 million in 1998. The increase was primarily due to the acquisition of seventeen stores, the opening of eight new stores, and the relocation of five stores, as well as the inclusion of a full year of sales for the nine new stores opened and seven stores acquired in 1998. Comparable store sales increased 6% for 1999, as compared to 4% for 1998.

Gross Profit
Gross profit for the fiscal year ended January 1, 2000, increased 37.3% to $221.5 million from $161.3 million in 1998. The increase in gross profit is primarily attributable to the acquisition of seventeen stores and the opening of eight new stores. As a percentage of sales, gross profit increased to 30.7% in 1999 from 30.4% in 1998 due to the maturation of the Company's store base and the Company's increasing volume purchase discounts.

Direct Store Expenses
Direct store expenses for the fiscal year ended January 1, 2000, increased 37.8% to $155.9 million from $113.1 million in 1998. The increase in direct store expenses is attributable to the increase in the number of stores operated by the Company. As a percentage of sales, direct store expenses increased to 21.6% in 1999 from 21.3% in 1998 due to the increased number of acquired and newly-opened stores in 1999 over 1998.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the fiscal year ended January 1, 2000, increased 39.5% to $27.9 million from $20.0 million in 1998. As a percentage of sales, selling, general and administrative expenses increased to 3.9% from 3.8% in 1998. The increases are primarily attributable to additions in the corporate and regional staff necessary to support the Company's growth. In addition, the Company moved its corporate office during the fourth quarter of 1998 to a larger facility to accommodate an increased support staff for its larger base of stores. There is a full year of additional selling, general and administrative expenses for rent and utilities on the new facility in 1999, as compared to one quarter in 1998.

Pre-Opening Expenses
As previously discussed herein, in April 1998, the AICPA issued SOP 98-5, Accounting for the Costs of Start-Up Activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Pre-Opening Expenses." Pre-opening expenses for the fiscal year ended January 1, 2000, decreased 19.8% to $2.8 million from $3.4 million in 1998. The decrease in pre-opening expenses is attributable to the decrease in the number of stores opened. As a percentage of sales, pre-opening expenses decreased to 0.4% from 0.6% due to the opening of eight new stores in 1999 as compared to nine new stores in 1998.

Non-Recurring Expenses
Non-recurring expenses for the fiscal year ended January 1, 2000, were $12.6 million, as compared to $393,000 in 1998. Non-recurring expenses of approximately $10.9 million were recorded in the first quarter of 1999 as the result of certain decisions by our management regarding our operations and selected store closures. The first decision was a change in our strategic direction with respect to our two Farm to Market stores located in Buffalo Grove, Illinois, and Tempe, Arizona which resulted in a non-recurring expense of $4.5 million. The second decision involved the reallocation of corporate resources to service new and existing stores, rather than closed sites which resulted in a non-recurring expense of $6.4 million. Components of the non-recurring charge consist primarily of non-cancelable lease obligations through the year 2000 in the amount of $1.2 million and abandonment of fixed and intangible assets in the amount of $9.7 million. There were also non-recurring expenses of $645,000 during the third quarter of 1999, and $1.1 million during the fourth quarter 1999, as a result of the poolings with Henry's and Sun Harvest. The components were primarily non-cancelable lease obligations and professional fees. The 1998 charge is attributed to employee severance costs, inventory and fixed asset write-downs, and lease cancellation costs associated with two poolings-of-interests transactions during 1998.

Interest Expense, Net
Net interest expense for the fiscal year ended January 1, 2000, increased to $4.3 million, from $28,000 in 1998. As a percentage of sales, net interest expense increased to 0.6% from less than 0.1% in 1998. The increase is primarily attributable to interest on borrowings on our line of credit to fund acquisitions and new stores.

Fiscal 1998 Compared to Fiscal 1997

Fiscal 1998 contained 53 weeks of operations as compared to 52 weeks in fiscal 1997.

Sales
Sales for the fiscal year ended January 2, 1999, increased 22.8% to $530.7 million from $432.0 million in 1997. The increase was primarily due to the acquisition of seven stores, the opening of nine new stores, and the relocation of two stores, as well as the inclusion of a full year of sales for the five new stores opened and nine stores acquired in 1997. Comparable store sales increased 4% for 1998, as compared to 5% for 1997.

Gross Profit
Gross profit for the fiscal year ended January 2, 1999, increased 23.7% to $161.3 million from $130.3 million in 1997. The increase in gross profit is primarily attributable to the acquisition of seven stores and the opening of nine new stores. As a percentage of sales, gross profit increased to 30.4% in 1998 from 30.2% in 1997 due to the maturation of the Company's store base and the Company's increasing volume purchase discounts.

Direct Store Expenses
Direct store expenses for the fiscal year ended January 2, 1999, increased 17.3% to $113.1 million from $96.4 million in 1997. The increase in direct store expenses is attributable to the increase in the number of stores operated by the Company. As a percentage of sales, direct store expenses decreased to 21.3% from 22.4% in 1997 due to the matured performance of the new stores opened in 1997, as well as improved control of direct store expenses, particularly payroll and benefits costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the fiscal year ended January 2, 1999, increased 22.7% to $20.0 million from $16.3 million in 1997. As a percentage of sales, selling, general and administrative expenses increased to 3.8% from 3.7% in 1997. The increases are the result of additional personnel costs in the information technology, marketing and purchasing departments needed to support our growth plans, as well as additional costs to distribute marketing materials to our customers. In addition, we moved our corporate office during the fourth quarter of 1998 to a larger facility to accommodate an increased support staff for our larger base of stores. There were additional selling, general and administrative expenses for rent and utilities on the new facility, as well as costs of relocating the information systems that we use.

Pre-Opening Expenses
Pre-opening expenses for the fiscal year ended January 2, 1999, increased 200.1% to $3.4 million from $1.1 million in 1997. The increase in pre-opening expenses is attributable to the increase in the number of stores opened or relocated. As a percentage of sales, pre-opening expenses increased to 0.6% from 0.3% due to the delayed opening of two stores resulting in additional pre-opening costs primarily in the form of rental payments, as well as the opening of nine new stores in 1998 as compared to five new stores in 1997.

Non-Recurring Expenses
Non-recurring expenses for the fiscal year ended January 2, 1999, were $393,000, as compared to no non-recurring expenses in 1997. The change is attributed to employee severance costs, inventory and fixed asset write-downs, and lease cancellation costs associated with two poolings-of-interests transactions during 1998.

Interest Expense, Net
Net interest expense for the fiscal year ended January 2, 1999, decreased 95.4% to $28,000, from $622,000 in 1997. As a percentage of sales, net interest expense decreased to less than 0.1% from 0.1% in 1997. The decrease is attributable to the investment of the net proceeds from the Company's public equity offering in December 1997 and to lower levels of indebtedness incurred to fund new store openings and acquisitions.

Liquidity and Capital Resources

     Our primary sources of capital have been cash flow from operations, trade payables, bank indebtedness, and the sale of equity securities. Primary uses of cash have been the financing of new store development, new store openings, relocations, remodels, acquisitions and purchases of real property.

     Net cash provided by operating activities was $53.9 million during 1999 as compared to $32.1 million during 1998. Cash provided by operating activities increased during this period primarily due to increases in net income before depreciation and amortization expense and non-recurring expenses. Net cash provided by operating activities was $32.1 million during 1998 and $23.6 million during 1997. Cash provided by operating activities increased during this period primarily as a result of an increase in net income before depreciation and amortization expense and increases in accounts payable and accrued liabilities. We have not required significant external financing to support inventory requirements at our existing and new stores because we have been able to rely on vendor financing for most of the inventory costs, and we anticipate that vendor financing will continue to be available for new store openings.

     Net cash used by investing activities was $120.0 million during 1999 as compared to $63.5 million during the same period in 1998. The increase is due to the opening of eight new stores, the acquisition of 17 stores, the relocation of five stores and several store remodels in 1999, as compared to nine new stores, one relocated store and seven acquired stores in 1998 and the construction costs incurred for new stores in development which opened during 1999. Net cash used by investing activities was $40.9 million during 1997 due to the acquisition of nine stores and the opening of five new stores during 1997, the purchase of real property and the construction costs incurred for six new stores in development which opened during the first nine months of 1998.

     Net cash provided by financing activities was $76.0 million during 1999 as compared to $4.0 million net cash used during 1998. The increase reflects increased borrowing under our revolving line of credit, as well as repayment of a $17.5 million debt. Net cash used by financing activities was $4.0 million during 1998 and net cash provided by financing activities was $46.4 million during 1997. The fluctuation was primarily due to net proceeds of $46.5 million from the sale of 3.2 million shares of our common stock pursuant to a public equity offering in December 1997.

     We have a $120.0 million revolving credit facility. The facility has two separate lines of credit, one in the amount of $90.0 million with a three-year term expiring in 2002 and the other in the amount of $30.0 million with a one-year term, expiring in May 2000. Both bear interest, at our option, at the prime rate or LIBOR plus 1.15%. The line of credit agreement includes certain financial and other covenants, as well as restrictions on payments of dividends. As of December 31, 1999, there were $79.7 million in borrowings outstanding under the $90.0 million line of this facility and $15.5 million in borrowings outstanding under the $30.0 million line. We are currently negotiating with our bank group to increase the commitment under the revolving credit facility to $180.0 million.

     We spent approximately $63 million during 1999 for new store construction, purchases of real property and leasehold interests, development, remodels and maintenance capital expenditures, exclusive of acquisitions, and anticipate that we will spend $60 to $65 million in 2000 for new store construction, equipment, leasehold improvements, remodels and maintenance capital expenditures, relocations of existing stores and purchases of leasehold interests, exclusive of acquisitions. Our average capital expenditures to open a leased store, including leasehold improvements, equipment and fixtures, have ranged from approximately $2.0 million to $3.0 million historically, excluding inventory costs and initial operating losses. Delays in opening new stores may result in increased capital expenditures, increased pre-opening costs and lower sales.

     We opened two stores on owned property in the second quarter of 1999, acquired a third operating store and the underlying property in the second quarter of 1999 as part of the acquisition of the outstanding stock of Nature's Fresh Northwest and acquired an office building in the fourth quarter of 1999 as part of the pooling of interests transaction with Sun Harvest Farms, Inc. Acquisition of real property and construction of stores requires substantially greater cash outlays than the remodeling of existing leased buildings (i.e., $3.5 to $9.0 million as compared to $2.0 to $3.0 million). We sold three parcels in sale-leaseback transactions and plan to sell the office building and a remaining vacant parcel in sale transactions.

     The cost of initial inventory for a new store has historically been approximately $500,000 to $600,000; however, we obtain vendor financing for most of this cost. Pre-opening costs currently are approximately $250,000 to $350,000 per store and are expensed as incurred. The amounts and timing of such pre-opening costs will depend upon the availability of new store sites and other factors, including the location of the store and whether it is in a new or existing market for us, the size of the store, and the required build-out at the site. Costs to acquire future stores, if any, are impossible to predict and could vary materially from the cost to open new stores. There can be no assurance that actual capital expenditures will not exceed anticipated levels. We believe that cash generated from operations and funds available under our revolving line of credit will be sufficient to satisfy our cash requirements, exclusive of additional acquisitions, through 2000.

New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued FAS No. 137 which defers the effective date of FAS No. 133 to fiscal years beginning after June 15, 2000. The Company will adopt FAS No. 137 in the first quarter of fiscal 2001, but does not expect such adoption to materially affect financial statement presentation.

Year 2000 readiness statement

     Information technologies. We recognize the need to ensure that our operations will not be adversely affected by Year 2000 software or hardware failures that may occur through the first half of the Year 2000. We have determined that all components of our major software and hardware systems at our corporate headquarters are Year 2000 compliant, and as of the date of this Report, we have experienced no material disruptions in operations of such systems. All but two of our stores contain point-of-sale systems, such as cash registers and scanners, that are also Year 2000 compliant, including those recently acquired or added through stock-for-stock transactions in 1999. Total replacement and installation cost to date has been approximately $5.25 million. The financial impact to us of further investments is not anticipated to be material.

     Vendors, suppliers and service providers. We have received confirmation from a majority of our major suppliers, service providers, and financial institutions that they are Year 2000 compliant. We experienced no material disruptions as of January 1, 2000 in product supplies. Many of our product vendors are smaller businesses that have not considered the impact of Year 2000 noncompliance and therefore have not taken steps to ensure compliance. To the extent that product vendors' manufacturing or distribution systems fail as a result of Year 2000 noncompliance, certain products carried by our stores could become unavailable, resulting in decreases in operating revenues, although in many circumstances alternative local vendors' products may be available. One of our largest distributors has upgraded or replaced the majority of its technology infrastructure and devices that had embedded computer chips with compliant systems and devices. At this time, we cannot evaluate the magnitude of the impact that a failure by that distributor to successfully install compliant systems could have on our operations. A failure in the distributor's warehouse facilities could affect our ability to stock product in certain of our stores, resulting in lower sales revenues in those stores.

     There were no major failures in the operating systems of our financial institutions as of January 1, 2000. If our financial institutions are not Year 2000 compliant, a failure in their operating system could result in our temporary inability to access necessary cash resources required for operations; we expect that normal store operations, however, will generate sufficient revenues to cover daily operating needs. Our credit card processor has confirmed to us that it has adapted its systems to accept credit cards issued with expiration dates of 2000 and beyond and has also completed implementation of all phases of its compliance program in accordance with guidelines of the Federal Financial Institutions Examination Council and to date there have been no disruptions in credit card processing.

     Mechanical systems. There was little impact on store operations due to Year 2000 noncompliance in mechanical systems as of January 1, 2000. We do not anticipate that any major store mechanical systems will require replacement because of Year 2000 compliance concerns or that noncompliance of any mechanical systems will have any material effect on store operations. The dollar value of perishable goods that could be affected by a failure in refrigerated systems is small in comparison to the total inventory of any one store.

     The estimates and conclusions regarding Year 2000 impact contained above are forward-looking statements based on our best estimates of future events. Actual results may differ due to certain risks and uncertainties that we cannot, at this time, predict.

Cautionary Statement Regarding Forward-Looking Statements

     This Report on Form 10-K contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include statements as to the Company's plans to acquire, open or relocate additional stores, the anticipated performance of such stores, the impact of competition and other statements containing words such as "believes," "anticipates," "estimates," "expects," "may," "intends" and words of similar import or statements of management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause the actual results, market performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, changes in economic or business conditions in general or affecting the natural foods industry in particular, changes in product supply, changes in the competitive environment in which the Company operates, competition for and the availability of sites for new stores and potential acquisition candidates, changes in the Company's management information needs, changes in customer needs and expectations and governmental actions. The Company undertakes no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

Not applicable.

              Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per-share amounts)

                                                      January 1,                January 2,               December 27,
Fiscal Year Ended                                        2000                      1999                      1997
---------------------------------------------------------------------------------------------------------------------
Sales                                                 $721,091                  $530,726                   $431,974
Cost of goods sold and occupancy costs                 499,627                   369,475                    301,644
                                                     ----------                 ---------                 ---------
Gross profit                                           221,464                   161,251                    130,330
Operating expenses
     Direct store expenses                             155,869                   113,094                     96,448
     Selling, general and administrative expenses       27,939                    20,026                     16,314
     Pre-opening expenses                                2,767                     3,449                      1,149
     Non-recurring expenses                             12,642                       393
                                                     ----------                 --------
          Income from operations                        22,247                    24,289                     16,419
Interest income                                            304                       975                        309
Interest expense                                        (4,584)                   (1,003)                      (931)
                                                     ---------                  ---------                 ---------
          Income before income taxes                    17,967                    24,261                     15,797
          Income tax expense                             5,198                     7,822                      5,501
                                                     ----------                 ---------                 ---------
Net income before cumulative effect of change in
     accounting principle                               12,769                    16,439                     10,296
Cumulative effect of change in accounting principle,
     net of tax                                            281
                                                     ---------
Net income                                              12,488                    16,439                     10,296
Other comprehensive income
     Foreign currency translation adjustment, net          510                        22                       (46)
                                                     ----------                 ---------                 ---------
Comprehensive income                                   $12,998                   $16,461                    $10,250
                                                     ==========                 =========                 =========

Basic net income per common share:
     Net income before cumulative effect of
       change in accounting principle                    $0.56                    $ 0.73                     $ 0.55
     Cumulative effect of change in accounting
       principle, net of tax                             (0.01)
                                                     ----------
Net income                                               $0.55                     $0.73                      $0.55
                                                     ==========                 =========                 =========

Diluted net income per common share:
     Net income before cumulative effect of
       change in accounting principle                    $0.54                     $0.71                      $0.53
     Cumulative effect of change in accounting
       principle, net of tax                             (0.01)
                                                     ----------
Net income                                               $0.53                     $0.71                      $0.53
                                                     ==========                 =========                 =========

Weighted average number of common
     shares outstanding                                 22,806                    22,440                     18,841
                                                     ==========                 =========                 =========
Weighted average number of common
     shares outstanding assuming dilution               23,467                    23,079                     19,425
                                                     ==========                 =========                 =========

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED BALANCE SHEET
(In thousands, except share amounts)

                                                                       January 1,                     January 2,
                                                                          2000                           1999
----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:

     Cash and cash equivalents                                           $21,877                       $11,389
     Inventories                                                          51,412                        36,206
     Accounts receivable (net of allowance
         for doubtful accounts of $259 and $159)                           2,159                         2,257
     Income tax receivable                                                   520
     Prepaid expenses and other current assets                             2,424                         2,552
     Deferred income taxes                                                 1,775                           812
                                                                       ----------                    ---------
          Total current assets                                            80,167                        53,216

Property and equipment, net                                              156,156                       106,804
Long-term equity investment                                                1,500
Intangible assets, net                                                   108,734                        56,018
Deposits and other assets                                                  4,072                         1,282
                                                                       ----------                    ---------
                                                                        $350,629                      $217,320
                                                                       ==========                    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Accounts payable                                                    $48,048                       $35,991
     Accrued liabilities                                                  30,381                        14,386
     Current portion of debt and capital leases                           22,709                         8,120
                                                                       ----------                    ---------
          Total current liabilities                                      101,138                        58,497
Long-term debt and capital leases                                         80,328                         2,675
Deferred income taxes                                                      1,185                         1,958
Other long-term obligations                                                2,591                         1,582
                                                                       ----------                    ---------
                                                                         185,242                        64,712
                                                                       ----------                    ---------
Commitments and contingencies
Stockholders' equity:

     Common stock; $.001 par value; 60,000,000
     shares authorized; 22,992,437 and 22,606,019 issued and outstanding      23                            23
     Additional paid-in capital                                          148,307                       142,774
     Retained earnings                                                    16,656                         9,920
     Accumulated other comprehensive income (loss)                           401                          (109)
                                                                       ----------                    ----------
          Total stockholders' equity                                     165,387                       152,608
                                                                       ----------                    ---------
                                                                        $350,629                      $217,320
                                                                       ==========                    =========

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share and per-share amounts)


       ----------------------------------------------------------------------------------------------------
                                                                     Retained       Accumulated
                                                         Additional  Earnings       Other          Total
                                      Common Stock       Paid In     (Accumulated   Comprehensive  Stockholders'
                                     -----------------   Capital      Deficit)      Income (Loss)  Equity
                                     Shares     Amount
       ----------------------------------------------------------------------------------------------------
       Balance at December 28, 1996  18,459,099   $18       $88,467    $(10,083)         $(85)     $78,317
       Equity transactions of
            pooled  companies                                            (2,219)                    (2,219)
       Issuance of common stock
            ($7.11 to $9.45 per         152,346               1,117                                  1,117
             share)
       Public offering of common
             stock ($14.99 per
             share), net of           3,125,313     3        46,535                                 46,538
             issuance costs
       Common stock options
             and warrants
             exercised ($1.77
             to $8.45 per share)        371,391     1         2,693                                  2,694
       Net income                                                        10,296                     10,296
       Foreign currency
            translation  adjustment                                                       (46)         (46)
                                     __________   ___       _______    _________         _____     _______
       Balance at December 27, 1997  22,108,149    22       138,812      (2,006)         (131)     136,697
       Pooling-of-interests             200,045                  60         188                        248
       transactions
       Equity transactions of
            pooled  companies                                            (4,701)                    (4,701)
       Issuance of common stock
           ($9.63 to $20.33 per          69,846               1,096                                 1,096
            share)
       Common stock options
       exercised ($3.13 to $16.00       227,979     1         2,806                                 2,807
            per share)
       Net income                                                        16,439                    16,439
       Foreign currency
            translation  adjustment                                                        22          22
                                     __________   ___       _______    _________         _____     _______
       Balance at January 2, 1999    22,606,019    23       142,774       9,920          (109)     152,608
       Equity transactions of
            pooled  companies                                   104      (5,752)                    (5,648)
       Issuance of common stock
           ($16.72 to $18.92 per        131,239               2,104                                  2,104
            share), net of
            issuance costs
       Common stock options
       exercised ($3.13 to $19.79       255,179               3,325                                  3,325
             per share)
       Net income                                                        12,488                     12,488
       Foreign currency
            translation  adjustment
                                                                                           510         510
                                     __________   ___       _______    _________         _____     _______
       Balance at January 1, 2000    22,992,437   $23      $148,307    $  16,656      $    401  $  165,387
                                     ==========   =====    ========    =========      ========  ==========

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands, except share amounts)

                                                             January 1,        January 2,          December 27,
Fiscal Year Ended                                               2000               1999                1997
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $  12,488          $  16,439          $  10,296
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                 31,613             15,525             11,118
   Loss (gain) on disposal of property and equipment and
        settlement of property-related obligations                   14               (829)            (1,060)
   Deferred tax provision (benefit)                              (1,409)               406              1,737
   Deferred severance
   Non-recurring expenses                                         1,868                                   476

Change in assets and liabilities, net of acquisitions:
   Inventories, net                                              (7,569)            (6,504)            (4,024)
   Receivables, net and other assets                             (2,417)            (2,215)              (533)
   Accounts payable                                              12,057              7,202              4,499
                                                                -------             -------            -------
   Accrued liabilities                                            7,261              2,046              1,045

        Net cash provided by operating activities                53,906             32,070             23,554
                                                                -------             -------            -------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                            (62,592)           (56,448)           (27,459)
Acquisitions, net of cash acquired                              (77,779)           (10,481)           (14,003)
Proceeds from sale of property and equipment                     21,902              3,408                566
Long-term equity investment                                      (1,500)

        Net cash used by investing activities
                                                               (119,969)           (63,521)           (40,896)
                                                               ---------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on line of credit, net                                  95,200
Proceeds from notes payable and long-term debt                    1,538              1,720              2,497
Payments on notes payable, long-term debt and capitalized       (18,810)            (3,041)            (3,570)
leases                                                            3,865              2,003             49,705
Proceeds from issuance of common stock, net
Distributions to stockholders, net                               (5,752)            (4,726)            (2,244)
                                                               ---------           --------           --------
             Net cash provided (used) by financing activities
                                                                 76,041             (4,044)            46,388
                                                               ---------           --------           --------
Effect of exchange rates on cash
                                                                    510                 62                (46)
                                                               ---------           --------           --------
Net increase (decrease) in cash and cash equivalents             10,488            (35,433)            29,000

Cash and cash equivalents at beginning of year
                                                                 11,389             46,822             17,822
                                                               ---------           --------           --------
Cash and cash equivalents at end of year                      $  21,877          $  11,389          $  46,822
                                                              ==========         ==========         ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                     $   3,570          $     897          $     891
                                                              ==========         ==========         ==========
   Cash paid for income taxes                                 $   2,097          $   6,370          $   2,505
                                                              ==========         ==========         ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

    Short-term note payable issued for acquisition                               $   3,150
                                                                                  =========
    Common stock issued and total debt and liabilities
       assumed in acquisitions                                $   1,668          $     488          $   3,400
                                                               ========          ==========         =========

In addition, the Company issued 2,989,193 and 200,045 shares as consideration for poolings of interests transactions in 1999 and 1998, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization

Wild Oats Markets, Inc. ("Wild Oats" or the "Company"), headquartered in Boulder, Colorado, owns and operates natural foods supermarkets in the United States and Canada. The Company also operates bakeries, commissary kitchens, and warehouses that supply the retail stores. The Company's operations are concentrated in one market segment, grocery stores, and are geographically concentrated in the western and central United States. Management considers a downturn in this market segment and geographic location to be unlikely.

Basis of Presentation

Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

Principles of Consolidation

The Company's consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company reports its financial results on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. Each fiscal quarter consists of a 13-week period, with one 14-week period in a 53-week year. Fiscal year 1998 was a 53-week period, and fiscal years 1997 and 1999 were 52-week periods.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Such cash equivalents aggregated $2.1 million at January 1, 2000 and January 2, 1999.

Inventories

Inventories consisting of products held for sale are stated at the lower of cost (first-in, first-out) or market, as determined by the retail inventory method.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets (three to seven years). Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term. Maintenance and repairs are expensed as incurred, and improvements are capitalized. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gains or losses are reflected in operations.

Intangible Assets

Intangible assets consist primarily of goodwill, which is amortized using the straight-line method over 40 years, and are shown net of accumulated amortization of $7.1 million and $4.4 million at January 1, 2000 and January 2, 1999, respectively. Management periodically evaluates the recoverability of intangibles, which would be adjusted for a permanent decline in value, if any, by comparing anticipated undiscounted future cash flows from operations to net book value.

Pre-Opening Expenses

Beginning in fiscal year 1999, the Company adopted SOP 98-5, Accounting for the Costs of Start-Up Activities, which requires that pre-opening costs be expensed as incurred and was effective for fiscal years beginning after December 15, 1998. The Company recorded $281,000 as a cumulative effect of change in accounting principle, net of taxes, during the first quarter of 1999. Through fiscal 1998, pre-opening expenses were deferred until the store's opening date, at which time such costs were expensed in full. Pre-opening expenses are included in other current assets and consist primarily of labor costs, marketing, rent, utilities, supplies, and other expenses incurred in connection with the opening of a new store. Beginning in fiscal 1999, pre-opening expenses were recognized as incurred.

Concentration of Risk

The Company purchases approximately one-quarter of its cost of goods sold from one vendor. The Company's reliance on this supplier can be shifted, over a period of time, to alternative sources of supply, should such changes be necessary. However, if the Company could not obtain products from this supplier for factors beyond its control, the Company's operations would be disrupted in the short term while alternative sources of product were secured.

Advertising

Advertising is expensed as incurred. Advertising expense was $7.3 million, $6.8 million, and $7.0 million for 1999, 1998 and 1997, respectively.

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

Foreign Currency Translation

The functional currency for the Company's Canadian subsidiary is the Canadian dollar. Translation into U.S. dollars is performed for assets and liabilities at the exchange rate as of the balance sheet date. Income and expense accounts are translated at average exchange rates for the year. Adjustments resulting from the translation are reflected as a separate component of other comprehensive income.

Earnings Per Share

Basic earnings per share is based on the weighted-average number of common shares outstanding, and diluted earnings per share is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, except where the effect of their inclusion would be antidilutive. A reconciliation of the basic and diluted per-share computations is as follows (in thousands, except per-share data):

                                                     Jan. 1,           Jan. 2,          Dec. 27,
Fiscal Year Ended                                     2000              1999              1997
------------------------------------               ----------        ---------        --------
Basic earnings per
common share computation:

Net income                                           $12,488          $16,439           $10,296
Basic net income per common share:
     Net income before cumulative effect of
       change in accounting principle                  $0.56            $0.73             $0.55
     Cumulative effect of change in accounting
       principle, net of tax                           (0.01)
                                                   ---------
Net income                                              0.55            $0.73             $0.55
                                                   ==========        =========        =========

Diluted net income per common share:
     Net income before cumulative effect of
       change in accounting principle                  $0.54            $0.71             $0.53
     Cumulative effect of change in accounting
       principle, net of tax                           (0.01)
                                                   ---------
Net income                                             $0.53            $0.71             $0.53
                                                   ==========        =========        =========

Weighted average number of common
     shares outstanding                               22,806           22,440            18,841
Incremental shares from assumed conversions:
     Stock options                                       661              639               584
                                                   ----------        ---------        ---------
Weighted average number of common
     shares outstanding assuming dilution             23,467           23,079            19,425
                                                   ==========        =========        =========

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued FAS No. 137 which defers the effective date of FAS No. 133 to fiscal years beginning after June 15, 2000. The Company will adopt FAS No. 137 in the first quarter of fiscal 2001, but does not expect such adoption to materially affect financial statement presentation.

2. Business Combinations

1999

Poolings of Interests

On December 15, 1999, the Company issued approximately 890,000 shares of common stock in exchange for all of the outstanding stock of Sun Harvest Farms, Inc. and an affiliate in a transaction accounted for as a pooling of interests. Accordingly, the financial position, results of operations and cash flows of Sun Harvest have been combined with those of the Company in these financial statements. Certain reclassifications have been made to the prior financial statements of Sun Harvest to conform with the Company's financial presentations and policies. There were no intercompany transactions between the Company and Sun Harvest for all periods presented.

On September 27, 1999, the Company issued approximately 2.1 million shares of common stock in exchange for all of the outstanding stock of Henry's Marketplace, Inc. in a transaction accounted for as a pooling of interests. Accordingly, the financial position, results of operations and cash flows of Henry's have been combined with those of the Company in these financial statements. Certain reclassifications have been made to the prior financial statements of Henry's to conform with the Company's financial presentation and policies. There were no intercompany transactions between the Company and Henry's for all periods presented.

Results of Pooled Company Prior to Transaction

Separate results of operations for the Company's, Henrys', and Sun Harvest's (including the affiliated entity) operations for the periods prior to the transaction are as follows (in thousands):

                                         Jan. 1,        Jan. 2,        Dec. 27,
Fiscal Year Ended                           2000           1999           1997
-----------------                        -------        -------        -------
Sales:
Wild Oats                                  $593,109       $398,857     $311,077
Henry's                                      74,979         81,026       72,776
Sun Harvest                                  53,003         50,843       48,121
                                            -------        -------      -------
Combined                                   $721,091       $530,726     $431,974
                                            =======        =======      =======

Net Income:
Wild Oats                                    $7,355       $ 11,648     $  7,036
Henry's                                       3,542          3,859        2,411
Sun Harvest                                   1,591            932          849
                                            -------        -------      -------
Combined                                   $ 12,488       $ 16,439     $ 10,296
                                            =======        =======      =======

Other Changes in Stockholders' Equity:
Wild Oats                                    $5,939         $4,173     $ 50,304
Henry's                                      (4,450)        (3,565)      (1,653)
Sun Harvest                                  (1,198)        (1,136)        (567)
                                            -------        -------      -------
Combined                                   $    291       $   (528)    $ 48,084
                                            =======        =======      =======

Purchase Transactions

On November 15, 1999, the Company acquired the assets and operations of four operating natural food supermarkets located in metropolitan Boston, Massachusetts, for a purchase price of $12.5 million in cash. The acquisition was accounted for using the purchase method and the excess of cost over the fair value of the assets acquired of $787,000 was allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

On May 29, 1999, the Company acquired all of the outstanding stock of Nature's Fresh Northwest, Inc., a Delaware corporation that owned seven operating natural food stores, one new site and one relocation in development in metropolitan Portland, Oregon. The purchase price for this acquisition aggregated $40.0 million in cash, including the assumption by the Company of a $17.0 million promissory note owed by Nature's to the seller. The acquisition was accounted for using the purchase method and the excess of cost over the fair value of the assets acquired and liabilities assumed of $33.5 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years. Since the acquisition, goodwill has been adjusted to $29.5 million to reflect reductions in the promissory note and differences in the book and tax basis of assets.

On April 30, 1999, the Company acquired the operations of three existing natural foods supermarkets in Norwalk and Hartford, Connecticut and Melbourne, Florida. The purchase price for this acquisition aggregated $6.6 million in cash. The acquisition was accounted for using the purchase method, and the excess of cost over the fair value of the assets acquired and liabilities assumed of $6.1 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

On February 1, 1999, the Company acquired the operations of three existing natural foods supermarkets in Tucson, Arizona. The purchase price for this acquisition aggregated $18.4 million in cash. The acquisition was accounted for using the purchase method, and the excess of cost over the fair value of the assets acquired of $17.0 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

The fair values of the purchased assets and liabilities of these purchased acquisitions are as follows (in thousands):

Current assets ($697 of cash)                                    $8,912
Equipment                                                        26,604
Building and land                                                 9,153
Other assets                                                         89
Liabilities                                                     (24,730)
Goodwill                                                         57,352
                                                                 ------
                                                                $77,380
                                                                 ======

1998

In January, May, June and December 1998, in four separate transactions, the Company acquired the assets and assumed certain liabilities of five operating natural foods supermarkets in Nashville, Tennessee; New York, New York; Santa Barbara, California; Victoria, British Columbia, Canada and Boulder, Colorado. The purchase price for these acquisitions aggregated $10.6 million in cash and a note payable of $3.1 million that was repaid in full in January 1999 (see Note
5). The acquisitions were accounted for using the purchase method, and the excess of cost over the fair value of the assets acquired of $12.0 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

The fair values of the acquired assets and liabilities of these acquisitions are as follows (in thousands):

Current assets ($127 of cash)                                    $1,304
Equipment                                                         1,397
Other assets                                                         25
Liabilities                                                       (1,022)
Goodwill                                                         12,014
                                                                 ------
                                                                $13,718
                                                                 ======

Also during 1998, the Company issued 200,045 shares of the Company's common stock in exchange for all of the common stock of two companies operating natural foods grocery stores in Columbus, Ohio and Little Rock, Arkansas. These acquisitions were accounted for as poolings of interests, and accordingly, the Company's consolidated financial statements for 1998 include the operations of the stores for the entire year, adjusted to conform with the Company's accounting policies and presentation. The Company's financial statements prior to 1998 were not restated to include the results of these pooling transactions as the effect is immaterial. Non-recurring, acquisition-related expenses of $393,000 were recorded in conjunction with the poolings.

1997

In February, March and June 1997, in four separate transactions, the Company acquired the assets and assumed certain liabilities of nine operating natural foods supermarkets: two in south Florida, two in Eugene, Oregon, two in

Memphis, Tennessee, and three in Phoenix and Scottsdale, Arizona. The purchase price for these acquisitions aggregated $15.0 million and consisted of $14.0 million in cash and 137,690 shares of the Company's common stock. The acquisitions were accounted for using the purchase method, and the excess of cost over the fair value of the assets acquired of $10.3 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

The fair values of the acquired assets and liabilities of these acquisitions are as follows (in thousands):

Current assets ($27 of cash)                                     $3,304
Equipment                                                         3,782
Other assets                                                         23
Liabilities                                                      (2,460)
Goodwill                                                         10,338
                                                                 ------
                                                                $14,987
                                                                 ======

The following unaudited pro forma combined results of operations of the Company and the acquired businesses discussed above have been prepared as if the transactions occurred as of the beginning of the respective periods presented (in thousands):

                                     Jan. 1,      Jan. 2,       Dec. 27,
Fiscal Year Ended                     2000         1999            1997
-----------------                   --------     ---------       ------
Sales                               $794,848      $693,083     $482,121
Net income                            17,613        16,671        9,889
Basic earnings per share               $0.77         $0.75        $0.52
Diluted earnings  per share            $0.75         $0.73        $0.51

The unaudited pro forma results above are not necessarily representative of the actual results that would have occurred or may occur in the future, if the transactions had been in effect on the dates indicated. The pre-acquisition historical results of the acquired businesses discussed above are not reflected in the Company's historical financial statements.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

                                       Jan. 1,           Jan. 2,
                                        2000              1999
                                     ----------       --------
Machinery and equipment              $101,585           $70,309
Leasehold improvements                 60,977            45,369
Land and building                      13,322            11,492
Construction in progress               35,157            17,609
                                     ----------       ---------
Less accumulated depreciation         211,041           144,779
and amortization                      (54,885)          (37,975)
                                     ----------       ----------
                                     $156,156          $106,804
                                     ==========       =========


Depreciation and amortization expense related to property and equipment totaled approximately $20.0 million, $14.3 million and $8.0 million in 1999, 1998 and 1997, respectively. Property and equipment includes approximately $776,000 of interest capitalized during fiscal year 1999. No interest was capitalized during fiscal years 1998 and 1997. The amounts shown above include $969,000 of machinery and equipment which are accounted for as capitalized leases and which have accumulated amortization of $275,000 at January 1, 2000. There were no fixed assets accounted for as capitalized leases as of January 2, 1999.

4. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

                                          Jan. 1,              Jan. 2,
                                           2000                 1999
                                        ----------            -------
Wages and employee costs                  $14,370              $6,563
Sales and personal property taxes           3,565               2,283
Real estate costs                           4,984               1,750
Deferred charges and other accruals         7,462               3,790
                                           ------              ------
                                          $30,381             $14,386
                                           ======              ======

5. Notes Payable and Long-Term Debt

Long-term debt outstanding consists of the following (in thousands):

                                                                                       Jan. 1,  Jan. 2,
                                                                                          2000        1999
                                                                                   -----------  -----------
Notes payable to corporations and individuals:

Due January 5, 1999, bearing no interest, secured by inventory and fixed assets                   $  3,150

Notes payable to bank and lending institutions payable in monthly installments ranging from $632 to $10,992, including interest ranging from 8.0% to 14.55% per
annum at January 2, 1999, due dates ranging from June 1, 1998 through January                        3,668
29, 2003, secured  by equipment

Unsecured notes payable in monthly installments ranging from $3,805 to $14,311, including interest ranging from 6.0% to 14.75% per annum at January 2, 1999, due
dates ranging from December 18,1999 through July 18, 2001                                              311

Note payable to a related party, unsecured, interest of 10.0% at January 2,
1999, payable in monthly installments of $1,366, including interest through
October 1, 2005                                                                                         80

Note payable to bank ($2,675,000) in monthly principal and interest installments of $40,000 at a financial institution's prime (8.25% at September 28, 1999)
beginning February 5, 1995 through January 5, 2000; all remaining unpaid principal and interest is due and payable on January 5, 2000; payable on demand at the bank's discretion; collateralized by inventory, equipment, and furniture
and fixtures, and personally guaranteed by the shareholders                                          1,538

Note payable to bank ($500,000) in monthly principal installments of $10,440 plus interest at a financial institution's prime (8.25% at September 28, 1999)
floating, beginning February 5, 1997 through January 28, 2002 with the outstanding principal and interest balance due on January 28, 2002; payable on demand at the bank's discretion; collateralized by property, assignment of life
insurance proceeds, and assignments of common stock                                                    388

Note payable to bank ($200,000) in monthly principal installments of $4,200 plus interest at a financial institution's prime (8.25% at September 28, 1999)
floating, beginning June 16, 1997 through January 28, 2002 with the outstanding principal and interest balance due on January 28, 2002; payable on demand at the bank's discretion; collateralized by property, assignment of life insurance
proceeds, and assignments of common stock                                                               37

Note payable to bank ($1,000,000) in monthly principal installments of $16,344 plus interest at prime (8.25% at September 28, 1999) + .5% floating, beginning
May 15, 1998 through April 15, 2003 with the outstanding principal and interest balance due on April 15, 2003; payable on demand at the bank's discretion;
collateralized by real property                                                                        952

Note payable to bank ($200,000) in monthly interest-only installments at prime
(8.52% at September 28, 1999) + 1% floating, beginning December 20, 1998 through
May 20, 1999  with the entire principal balance due on May 20, 1999; payable on demand at the bank's discretion; collateralized by property, assignment of life
insurance proceeds, and assignments of common stock                                                    200

Note payable ($144,198) in twelve monthly principal installments of $12,017;
collateralized by inventory due on November 8, 1999                                                    120

Mortgage payable to lending institution payable in monthly installments of
$3,899, including interest, secured by real estate                                        176          226

Unsecured note payable to a related party on demand                                                    125

Note payable to corporation ($190,800) due and payable March 23, 2000; 0%
interest; unsecured                                                                        95
Note payable to corporation ($17,000,000); variable interest rate per annum based
on lender's external borrowing rate; principle and interest due November 28, 2000       6,629

Capitalized leases                                                                        937

Bank line of credit due March 1, 2000; bearing interest, at the Company's option,
at the prime rate or LIBOR plus 1.15% (7.3375 on January 1, 2000); unsecured           15,500

Bank line of credit due March 2, 2002; bearing interest, at the Company's option, at the prime rate or LIBOR plus 1.15% ($63,0000,000 at 7.3375%; $15,000,000 at
7.275%; $1,700,000 at 8.5% on January 1, 2000); unsecured                              79,700
                                                                                      -------       ------
                                                                                      103,037       10,795
Less current portion                                                                 (22,709)      (8,120)
                                                                                      -------       ------
                                                                                    $  80,328     $  2,675
                                                                                      =======       ======

The maturities of notes payable and long-term debt are as follows (in thousands):

Fiscal year ending

   2000                                        $  22,709
   2001                                              162
   2002                                           79,888
   2003                                              270
   2004                                                8
                                                 -------
                                                $103,037
                                                 -------

The Company has a $120.0 million revolving line of credit. The facility has two separate lines of credit, one in the amount of $90.0 million with a three-year term expiring in 2002 and the other in the amount of $30.0 million with a one-year term expiring in May 2000. Both bear interest, at the Company's option, at the prime rate or LIBOR plus 1.15%. The line of credit agreement includes certain financial and other covenants, as well as restrictions on the payment of dividends. As of January 1, 2000, there were $79.7 million in borrowings outstanding under the $90.0 million line of this facility and $15.5 million outstanding under the $30.0 million line of this facility.

6. Income Taxes

Income before income taxes consists of the following (in thousands):

                                  Jan. 1,           Jan. 2,          Dec. 27,
Fiscal Year Ended                  2000              1999              1997
-----------------               ----------       ----------        --------
Domestic                          $17,519          $23,405           $14,895
Foreign                               448              856               902
                                ----------       ----------        ---------
                                  $17,967          $24,261           $15,797
                                ==========       ==========        =========

Income tax expense (benefit) consists of the following (in thousands):

                                  Jan. 1,           Jan. 2,          Dec. 27,
Fiscal Year Ended                  2000              1999              1997
-----------------                ---------         --------         -------
Current: Federal                   $4,624           $5,685            $3,009
     State and foreign              1,983            1,731               755
                                 ---------         --------         --------
                                    6,607            7,416             3,764
                                 ---------         --------         --------
Deferred: Federal                  (1,019)             430             1,728
     State and foreign               (390)             (24)                9
                                 ---------         --------         --------
                                   (1,409)             406             1,737
                                 ---------         --------         --------
                                   $5,198           $7,822            $5,501
                                 =========         ========         ========


The differences between the U.S. federal statutory income tax rate and the Company's effective tax rate are as follows:

                                                           Jan. 1,           Jan. 2,         Dec. 27,
Fiscal Year Ended                                           2000              1999             1997
-----------------                                         --------         ---------         ------
Statutory tax rate                                           35.0%             35.0%            34.0%
State income taxes, net of federal income tax benefit         2.1               3.6              1.5
Tax effect of non-deductible goodwill                         2.6               1.2              1.7
Untaxed earnings related to pooled companies                (10.2)             (7.0)            (4.8)
Change in tax status of pooled companies                     (4.7)
Other permanent items related to acquisitions                 2.9
Other, net                                                    1.2              (0.6)             2.4
                                                           -------          --------           -----
Effective tax rate                                           28.9%             32.2%            34.8%
                                                           =======          ========           ======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                         Jan. 1,          Jan. 2,
Fiscal Year Ended                         2000             1999
-----------------                      ---------        -------
Deferred tax assets

   Inventory related                   $    536         $    237
   Vacation accrual                       1,284              724
   Other accruals                         2,531              352
   Other                                    131                3
                                        -------           ------
   Total deferred tax assets              4,482            1,316
                                        -------           -----
Deferred tax liabilities

   Property related                      (3,892)          (2,462)
                                        -------           ------
   Total deferred tax liabilities        (3,892)          (2,462)
                                        -------           ------
Net deferred tax asset (liability)     $    590          $(1,146)
                                        =======           ======


7. Capital Stock

The Company declared 3-for-2 stock splits for all stockholders of record as of December 22, 1997, and November 17, 1999, effective January 7, 1998 and December 1, 1999, respectively. All shares and per-share prices presented herein have been retroactively restated to reflect the stock splits.

In October 1999, the Company's shareholders approved an increase in the authorized common stock of the Company to 60,000,000 shares.

In December 1997, the Company completed a public offering of its common stock. The proceeds from the sale of 3,125,313 shares of common stock at $14.99 per share were approximately $46.5 million, net of the underwriting discount of $2.5 million and stock offering costs of $300,000.

8. Stock Plans, Options and Warrants

Employee Stock Purchase Plan

In August 1996, the Company's board of directors approved and adopted an Employee Stock Purchase Plan ("Purchase Plan") covering an aggregate of 287,307 shares of common stock. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the Purchase Plan, the board of directors may authorize participation by eligible employees, including officers, in periodic offerings. The offering period for any offering will be no more than 27 months. The board authorized an offering commencing on the initial public offering date of October 22, 1996 and ending June 30, 1997, and sequential six-month offerings thereafter.

Employees are eligible to participate in the currently authorized offerings if they have been employed by the Company or an affiliate of the Company incorporated in the United States for at least six months preceding October 22, 1996. Employees can have up to 15% of their earnings withheld pursuant to the Purchase Plan (10% under the currently authorized offerings) and applied on specified purchase dates (currently the last day of each authorized offering) to the purchase of shares of common stock. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering or the relevant purchase date. As of January 1, 2000, there were approximately $21,000 of payroll deductions to be applied to purchase stock on June 30, 2000; on December 31, 1999, $338,000 of payroll deductions were used to purchase 19,820 shares of common stock.

Equity Incentive Plan

The Company's Equity Incentive Plan (the "Incentive Plan") was adopted by the board of directors in August 1996. As of January 1, 2000, 3,090,221 shares of common stock were reserved for issuance under the Incentive Plan.

The Incentive Plan provides for the grant of incentive stock options to employees (including officers and employee-directors) and nonqualified stock options, restricted stock purchase awards and stock bonuses to employees and directors. The exercise price of options granted under the Incentive Plan is determined by the board of directors, provided that the exercise price for an incentive stock option cannot be less than 100% of the fair market value of the common stock on the grant date and the exercise price for a nonqualified stock option cannot be less than 85% of the fair market value of the common stock on the grant date. Outstanding options generally vest over a period of five years and generally expire ten years from the grant date.

Warrants

A five-year warrant to purchase 7,904 shares of the Company's common stock at an exercise price of $9.47 per share was outstanding at January 2, 1999. The warrant was exercised in full in 1999.

Fair Values

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock plans. Accordingly, no compensation expense has been recognized for these plans. Had compensation cost for these plans been determined based on the fair value at the grant dates as prescribed by FAS No. 123, Accounting for Stock-Based Compensation, the Company's net income allocable to common stock and basic and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

                                    1999              1998              1997
                                -------------    --------------    ---------
Net income

   As reported                     $12,488           $16,439          $10,296
   Pro forma                         8,855             6,825            3,809

Basic earnings per share
   As reported                     $  0.55             $0.73            $0.55
   Pro forma                       $  0.39             $0.30            $0.20
Diluted earnings per share
   As reported                     $  0.53             $0.71            $0.53
   Pro forma                       $  0.38             $0.30            $0.20

The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following weighted-average assumptions:

                                              1999         1998         1997
                                            --------    ---------     ------
Estimated dividends                           None         None         None
Expected volatility                            46%          46%          51%
Risk-free interest rate                       5.6%         4.5%         5.5%
Expected life (years)                         0.5          0.5          0.5
Weighted-average fair value per share       $4.96         $4.66        $3.69

The fair value of each option grant under the Incentive Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                       1999           1998           1997
                                   -----------     -----------    -------
Estimated dividends                    None           None           None
Expected volatility                     46%            46%            49%
Risk-free interest rate                  5.6%           4.5%-4.7%      5.8%
Expected life (years)                    7              7              7

A summary of the status of the Company's Incentive Plan as of the 1999, 1998 and 1997 fiscal year ends and changes during the years ending on those dates is presented below:

                                                             Weighted
                                             Number           Average
                                               of            Exercise
                                             Shares            Price

Outstanding as of
   December 28, 1996                       1,550,816           $ 6.28
Granted                                      443,219           $10.91
Forfeited                                   (226,401)          $ 7.12
Exercised                                   (365,366)          $ 4.71
                                           ---------
Outstanding as of
   December 27, 1997                       1,402,268           $ 7.95
Granted                                      346,611           $17.91
Forfeited                                   (101,546)          $11.11
Exercised                                   (227,979)          $ 6.03
                                           ---------
Outstanding as of

   January 2, 1999                         1,419,354           $10.49
Granted                                      809,665           $20.18
Forfeited                                   (165,632)          $16.80
Exercised                                   (255,179)          $ 7.26
                                           ---------
Outstanding as of

   January 1, 2000                         1,808,208           $14.68
                                           =========


     The following table summarizes information about incentive and nonqualified stock options outstanding and exercisable at January 1, 2000:

                       Options Outstanding                                      Options Exercisable
---------------------------------------------------------------            -------------------------------
                                                      Weighted-
Range of                             Remaining         Average                                 Weighted-
Exercise             Number        Contractual        Exercise               Number             Average
Prices             Outstanding         Life             Price              Exercisable      Exercise Price
-------------    --------------     ------------     ---------             -----------      --------------
$2.65-5.30            73,928          3.5 years        $3.62                 73,928                $3.62
$5.30-7.95           526,127          5.8              $7.37                351,257                $7.37
$7.95-10.60           14,050          6.7              $8.33                  6,228                $8.43
$10.60-13.25          94,191          7.4             $11.65                 64,848               $11.43
$13.25-15.90          55,781          8.3             $14.77                 41,300               $14.85
$15.90-18.55         576,154          8.6             $17.02                 87,110               $16.48
$18.55-21.20         159,425          9.0             $19.86                 27,772               $19.48
$21.20-23.85         187,377          9.9             $22.25                  9,145               $22.40
$23.85-26.50         121,175          9.3             $26.50                      0                   $0
                   ----------                                             -----------
                   1,808,208          7.7             $14.68                661,588                $9.74
                   ==========                                             ===========


At January 1, 2000, options exercisable for 416,044 shares were available for future grant under the Incentive Plan. At January 2, 1999 and December 27, 1997, options for 620,448 and 524,871 shares with weighted average exercise prices of $7.67 and $6.25, respectively, were exercisable. The weighted-average grant-date per-share fair values of options granted during 1999, 1998 and 1997 were $20.18, $17.91 and $10.91, respectively.

9. Litigation

In August 1998, the Company filed Wild Oats Markets, Inc. v. Plaza Acquisition, Inc. in United States District Court for the Northern District of Illinois, Eastern Division, seeking recovery of $300,000 in tenant improvement allowances owed to it by its landlord for the build-out of the Company's Buffalo Grove, Illinois store. The landlord counterclaimed for $1 million in damages, alleging that the Company breached covenants requiring construction to be completed by a certain date and other operating covenants. After the Company closed the Buffalo Grove store in May 1999, the landlord increased its counterclaim to $3 million, including accelerated rent resulting from an alleged breach of a continuous operations clause in the lease. However, because the lease requires the Company to pay percentage rent only until a certain level of gross sales is achieved, and because that level was never achieved, the actual amount of rent due, even if accelerated, cannot be determined at this time. The Company asserted several defenses to the counterclaim. Motions for summary judgment were filed by each party. The Company's motion was denied and the landlord's motion to accelerate rent was granted; however, at this time an assessment of damages, if any, to which the landlord may become entitled cannot be made for the reasons stated above.

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

On February 17, 2000, the Company was named as defendant in Cornerstone III, LLC
v. Wild Oats Markets, Inc., a suit filed in U.S. District Court for the Eastern District of Missouri by a former landlord who alleges that the Company breached its obligations under a lease agreement when Wild Oats notified the landlord that it was exercising its rights under the lease to terminate after the landlord failed to turn over possession of the leased property within the time period provided for in the lease. The plaintiff seeks actual and punitive damages.

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

10. Commitments

The Company has numerous operating leases related to facilities occupied and store equipment. These leases generally contain renewal provisions at the option of the Company. Total rental expense (consisting of minimum rent and contingent rent) under these leases was $25.5 million, $17.1 million and $13.7 million during 1999, 1998 and 1997, respectively.

Future minimum lease payments under noncancelable operating leases as of January 1, 2000 are summarized as follows (in thousands): Fiscal year ending

   2000                                                $33,339
   2001                                                 33,301
   2002                                                 32,981
   2003                                                 32,018
   2004                                                 29,929
Thereafter                                             276,333
                                                    ----------
Total minimum lease payments                          $437,901
                                                    ==========

Minimum rentals for operating leases do not include contingent rentals which may become due under certain lease terms which provide that rentals may be increased based on a percentage of sales. During 1999, 1998 and 1997, the Company paid contingent rentals of $938,000, $755,000 and $598,000, respectively.

11. Non-Recurring Expenses

During the first quarter of 1999, the Company's management made certain decisions relating to the Company's operations and selected store closures, which resulted in approximately $10.9 million of non-recurring expenses being recorded. These decisions included (1) a change in the Company's strategic direction, resulting in the closure in the second quarter of 1999 of its two "Farm to Market" stores located in Buffalo Grove, Illinois, and Tempe,

Arizona ($4.5 million), and (2) a decision by the Company's management to allocate corporate resources to servicing new and existing stores, rather than closed sites ($6.4 million). Components of the non-recurring charge consist primarily of non-cancelable lease obligations through the year 2000 ($1.2 million) and abandonment of fixed and intangible assets ($9.7 million). At January 1, 2000, the remaining accrued liabilities related to the non-recurring charge totaled approximately $516,000 of non-cancelable lease obligations.

During the third quarter of 1999, the Company recognized non-recurring expenses related to the pooling transaction with Henry's that totaled $645,000. Components of the non-recurring charge consist primarily of non-cancelable lease obligations ($287,000) and professional fees associated with the pooling ($323,000). At January 1, 2000, the remaining accrued liabilities related to the non-recurring charge totaled approximately $252,000 of non-cancelable lease obligations.

During the fourth quarter of 1999, the Company recognized non-recurring expenses related to the pooling transaction with Sun Harvest that totaled $1.1 million. Components of the non-recurring charge consist primarily of professional fees associated with the pooling ($869,000) and employee-related costs ($128,000). At January 1, 2000, the remaining accrued liabilities related to the non-recurring charge totaled $1.1 million.

During 1998, a $393,000 non-recurring charge was recorded in conjunction with two pooling-of-interests transactions (see Note 2). The non-recurring charge consists of $201,000 of employee severance costs, $162,000 of inventory and fixed asset write-downs, and $30,000 of lease cancellation costs. As of January 1, 2000, there were no remaining accrued liabilities related to the non-recurring charge.

Cash paid for employee severance, relocation and lease cancellation costs related to the non-recurring charge totaled approximately $900,000 in 1997. During 1997, management adjusted certain accruals related to the non-recurring charge, including a $500,000 reduction following the settlement of a property-related obligation. At December 27, 1997, there were no remaining accrued liabilities related to the non-recurring charge.

12. 401(k) Plan

The Company maintains a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering the Company's employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 15% of their annual compensation or the statutorily prescribed annual limit ($10,000 in 1999) and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions to the 401(k) Plan by the Company in an amount determined by the Company prior to the end of each plan year. Total Company contributions during 1999, 1998 and 1997 were approximately $557,000, $408,000 and $256,000, respectively. The trustees of the 401(k) Plan, at the direction of each participant, invest the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intend to qualify under Section 401 of the Internal Revenue Code.

The Company, through Henry's, also sponsored a 401(k) plan in 1999 covering Henry's employees with at least 12 months of service. Contributions are discretionary. Henry's contributed $90,000, $106,000 and $72,000 to this 401(k) plan for fiscal 1999, 1998 and 1997, respectively.

The Company, through Sun Harvest, also sponsored a 401(k) plan in 1999 covering Sun Harvest employees with at least 12 months of service. Contributions are discretionary. Sun Harvest contributed $36,000, $36,000, and $33,000 to this 401(k) plan for fiscal 1999, 1998, and 1997, respectively.

13. Stockholder Rights Plan

The Company has a stockholder rights plan having both "flip-in" and "flip-over" provisions. Stockholders of record as of May 22, 1998 received the right ("Right") to purchase a fractional share of preferred stock at a purchase price of $145 for each share of common stock held. In addition, until the Rights become exercisable as described below and in certain limited circumstances thereafter, the Company will issue one Right for each share of common stock issued after May 22, 1998. For the "flip-in provision," the Rights would become exercisable only if a person or group acquires beneficial ownership of 15% (the "Threshold Percentage") or more of the outstanding common stock. Holdings of certain existing affiliates of the Company are excluded from the Threshold Percentage. In that event, all holders of Rights other than the person or group who acquired the Threshold Percentage would be entitled to purchase shares of common stock at a substantial discount to the then-current market price. This right to purchase common stock at a discount would be triggered as of a specified number of days following the passing of the Threshold Percentage. For the "flip-over" provision, if the Company was acquired in a merger or other business combination or transaction, the holders of such Rights would be entitled to purchase shares of the acquiror's common stock at a substantial discount.

14. Deferred Compensation Plan

The Company maintains a nonqualified Deferred Compensation Plan (the "DCP") for certain members of management. Eligible employees may contribute a portion of base salary or bonuses to the plan annually. The DCP provides for additional matching contributions by the Company in an amount determined by the Company prior to the end of each plan year. Total Company matching contributions to the DCP during 1999 were approximately $21,000.

15. Quarterly Information (Unaudited)

The following interim financial information presents the 1999 and 1998 consolidated results of operations on a quarterly basis (in thousands, except per-share amounts):

                                                                Quarter Ended
                                               ----------------------------------------------
                                              Jan. 1,      Oct. 2,       July 3,     April 3,
                                                 2000         1999          1999         1999
                                               ------       ------       -------      -------
Statement of Operations Data:
Sales                                        $201,719     $186,522      $173,207     $159,643
Gross profit                                   62,342       57,965        52,805       48,352
Net income before cumulative
     effect of change                                                                  (1,157)
Cumulative effect of change in accounting
     principle, net of tax                                                                281
                                                                                    ---------
Net income (loss)                            $  4,448       $4,882        $4,596     $ (1,438)
                                               ======       ======        ======     ========

Basic net income per common share:
Net income before cumulative effect
     of change in accounting principle                                                $(0.05)
Cumulative effect of change in accounting
     principle, net of tax                                                             (0.01)
                                                                                      -------
Basic earnings (loss) per common share          $0.19        $0.22         $0.20      $(0.06)
                                                =====        =====         =====      =======

Diluted net income per common share:
Net income before cumulative effect
     of change in accounting principle                                                $(0.05)
Cumulative effect of change in accounting
     principle, net of tax                                                             (0.01)
                                                                                      -------
Diluted earnings (loss)
     per common share                           $0.19        $0.21         $0.19      $(0.06)
                                                =====        =====         =====      =======

                                                                Quarter Ended
                                               ----------------------------------------------
                                              Jan. 2,    Sept. 26,      June 27,    March 28,
                                                 1999         1998          1998         1998
                                               ------       ------       -------      -------
Statement of Operations Data:
Sales                                        $144,809     $130,235      $131,794     $123,888
Gross profit                                   43,670       39,571        40,036       37,974
Net income                                      4,041        3,891         3,812        4,695
                                                =====        =====         =====        =====

Basic earnings per
   common share                                 $0.18        $0.17         $0.17        $0.21
                                                =====        =====         =====        =====

Diluted earnings
   per common share                             $0.17        $0.17         $0.17        $0.20
                                                =====        =====         =====        =====

16. Related Party Transaction

Elizabeth C. Cook and Michael C. Gilliland, executive officers and directors of the Company, are trustees of Wild Oats Community Foundation ("Foundation"), a non-profit organization. In 1998, the Foundation opened Wild Oats Wellness Centers in Boulder, Colorado and Albuquerque, New Mexico in space subleased from the Company. In 1999, the Foundation opened a Wellness Center in Denver, Colorado and closed the center in Albuquerque, New Mexico. The Foundation pays to the Company the same rent as paid by the Company for the space. There are no material transactions between the Company and the Foundation.

Subsequent to January 1, 2000, the Company recorded a note receivable in the amount of $75,000 from a related party that is also a subtenant at one of the Company's stores. The note has a five-year term and bears interest at 7%.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Wild Oats Markets, Inc.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 41 present fairly, in all material respects, the financial position of Wild Oats Markets, Inc. and its subsidiaries (the "Company") at January 1, 2000 and January 2, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, based on our audits and the reports of other auditors, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 41 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The consolidated financial statements give retroactive effect to the mergers of Henry's Marketplace, Inc. and Sun Harvest Farms, Inc. and its affiliate on September 17, 1999 and December 15, 1999, respectively, in transactions accounted for as poolings of interests, as described in Note 2 to the consolidated financial statements. We did not audit the financial statements of Henry's Marketplace, Inc., which statements reflect total assets of $10,930,032 at December 27, 1998, and total revenues of $81,025,852 for the fifty-two weeks ended December 27, 1998. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it related to the amounts included for Henry' Marketplace, Inc. as of and for the fifty-two weeks ended December 27, 1998, is based solely on the report of the other auditors. Additionally, we did not audit the financial statements of Sun Harvest Farms, Inc., which statements reflect total assets of $6,850,288 and $5,189,373 at December 29, 1998 and December 30, 1997, respectively, and total revenues of $41,155,576, $50,841,400 and $48,120,937 for the thirty-nine weeks ended September 28, 1999, and the fifty-two weeks ended December 29, 1998, and December 30, 1997, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Sun Harvest Farms, Inc. for the thirty-nine weeks ended September 28, 1999 and as of and for the fifty-two weeks ended December 29, 1998, and December 30, 1997, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinion expressed above.

In 1999, the Company changed its method of accounting for pre-opening expenses as discussed in Note 1 to the consolidated financial statements.

PricewaterhouseCoopers LLP
Denver, Colorado

March 3, 2000

         Independent Auditors' Report

The Board of Directors
Henry's Marketplace, Inc.


We have audited the balance sheet of Henry's Marketplace, Inc. as of December 27, 1998, and the related statements of earnings, stockholders' equity and cash flows for the fifty-two weeks ended December 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Henry's Marketplace, Inc. as of December 27, 1998, and the results of its operations and its cash flows for the fifty-two weeks ended December 27, 1998, in conformity with generally accepted accounting principles.

                                    KPMG LLP

San Diego, California
February 5, 1999

         Report of Independent Auditors

The Board of Directors
Sun Harvest Farms, Inc.

We have audited the accompanying balance sheets of Sun Harvest Farms, Inc. (the Company) as of September 28, 1999, December 29, 1998, and December 30, 1997, and the related statements of income, shareholder's equity (deficit), and cash flows for the nine-month period ended September 28, 1999 and the fiscal years ended December 29, 1998, December 30, 1997, and December 31, 1996, not separately presented herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun Harvest Farms, Inc. as of September 28, 1999, December 29, 1998, and December 30, 1997, and the results of its operations and its cash flows for the nine-month period ended September 28, 1999 and the fiscal years ended December 29, 1998, December 30, 1997, and December 31, 1996, in conformity with generally accepted accounting principles.

                                Ernst & Young LLP

November 17, 1999

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

None reported.

PART III.

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included under the captions "Election of Directors" and "Executive Compensation-Management-Executive Officers" in our definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 5, 2000, to be filed with the Commission on or before May 2, 2000, is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

The information included under the caption "Executive Compensation" in our definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 5, 2000, to be filed with the Commission on or before May 2, 2000, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

The information included under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 5, 2000, to be filed with the Commission on or before May 2, 2000, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included under the caption "Directors and Executive Officers - Certain Transactions" in our definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 5, 2000, to be filed with the Commission on or before May 2, 2000, is incorporated herein by reference.

PART IV.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

(a) Financial Statement Schedules. The following are filed as a part of this Report on Form 10-K:

         (1)      Consolidated Statement of Operations
                  Consolidated Balance Sheet

                  Consolidated Statement of Changes in Stockholders' Equity Consolidated Statement of Cash Flows
                  Notes to Consolidated Financial Statements

         (2)   Schedule II - Valuation and Qualifying Accounts

(b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during fiscal 1999:

         (1) Report dated May 29, 1999, which reported under Item 5, Other Items, the acquisition of all of the outstanding stock of Nature's Fresh Northwest, Inc. This report was amended by the following amendments on Form 8-KA:

(A)                    By an amendment dated August 12, 1999, reported under
                       Item 7, Financial Statements and Exhibits, the Company amended the report on Form 8-K dated May 29, 1999 to append to such report audited and unaudited, interim financial statements of Nature's Fresh Northwest, Inc., and pro forma combined condensed financial statements of Nature's and the Company;

(B)                    By an amendment dated August 16, 1999, reported under
                       Item 7, Financial Statements and Exhibits, the Company corrected a clerical error in the financials previously filed as an amendment to the report on Form 8-K dated May 29, 1999.

         (2) Report dated July 27, 1999, reported under Item 5, Other Events, the Company's issuance of a press release containing the Company's second quarter 1999 earnings announcement.

         (3) Report dated September 29, 1999, reported under Item 5, Other Events, the merger with Henry's Marketplace, Inc., a California corporation that owned eleven operating natural food stores located in metropolitan San Diego, California. The following audited financial statements were filed with this report: Supplemental Combined Statement of Operations, Statement of Changes in Stockholders Equity (Deficit) and Statement of Cash Flows for the Three Years Ended January 2, 1999, and Supplemental Combined Balance Sheet as of January 2, 1999 and December 27, 1997. This report was subsequently amended on February 28, 2000 by a report on Form 8-KA to restate the financial information included in the report as the historic financial statements of the Company.

         (4) Report dated October 29, 1999, reported under Item 5, Other Events, the Company's issuance of a press release containing the Company's third quarter 1999 earnings announcement.

         (5) Report dated November 17, 1999, reported under Item 5, Other Events and Item 7, Financial Statements, certain selected financial data of the Company restated for the pooling of interests transaction with Henry's Marketplace, Inc.

(c) Exhibits. The following exhibits to this Form 10-K are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit

Number            Description of Document

3(i).1.(a)**      Amended and Restated Certificate of Incorporation of the
                  Registrant.  (1)

3(i).1.(b)**      Certificate of Correction to Amended and Restated Certificate
                  of Incorporation of the Registrant.  (1)

3(i).1.(c)**      Certificate of Amendment to Amended and Restated Certificate
                  of Incorporation of the Registrant. (2

3(ii).1**         Amended and Restated By-Laws of the Registrant.  (1)

4.1**             Reference is made to Exhibits 3(i).1 through 3(ii).1.

4.2**             Specimen stock certificate.  (3)

4.3** Rights Agreement dated May 22, 1998 between Registrant and Norwest Bank Minnesota. (4)

10.1** Form of Indemnity Agreement between the Registrant and its directors and executive officers, with related schedule. (3)

10.2#** 1996 Equity Incentive Plan, including forms of Options granted to employees and non-employee directors thereunder. (3)

10.3#**           1996 Employee Stock Purchase Plan.  (3)

10.4#**           1993 Stock Option Plan.  (3)

10.5#**           1991 Stock Option Plan.  (3)

10.6#**           Employee Stock Ownership Plan.  (3)

10.7#**           Employment Agreement between Registrant and Michael C.
                  Gilliland, dated July 12, 1996, as amended.  (3)
10.8** Amended and Restated Stockholders Agreement among the Registrant and certain parties named therein dated August 1996. (3)

10.9** Registration Rights Agreement between the Registrant and certain parties named therein dated July 12, 1996. (3)

10.10** Revolving Loan Agreement dated as of March 2, 1999 among Wild Oats Markets, Inc., the Lenders Named Herein and Wells Fargo Bank, National Association, as Administrative Agent. (5)

10.11+            Amendment No. 1 to Revolving Loan Agreement dated July 29,
                  1999.

10.12#** Employment Agreement dated June 1, 1999, between Registrant and James Lee. (6)

10.13#** Employment Agreement dated June 14, 1999, between Registrant and Mary Beth Lewis. (6)

10.14** Stock Purchase Agreement between Nature's Fresh Northwest, Inc., General Nutrition Incorporated and Registrant dated April 22, 1999. (7)

10.15** Stock Purchase Agreement among Henry's Marketplace, Inc., the selling stockholders and the Registrant dated July 27, 1999.
                  (8)

10.16** Letter Agreement dated September 1, 1999, amending the Stock Purchase Agreement referenced in 10.15 above. (8)

10.17** Agreement and Plan of Merger between the Registrant, Alfalfa's, Inc. and WO Holdings, Inc. dated June 4, 1996. (3)

10.18#+           Wild Oats Markets, Inc. Deferred Compensation Plan

10.19#** 1996 Equity Incentive Plan, including forms of Options granted to employees and non-employee directors thereunder. (9)

21.1+             List of subsidiaries.

23.1+             Consent of PricewaterhouseCoopers LLP

23.2+             Consent of KPMG LLP

23.3+             Consent of Ernst & Young LLP

27.1+             Financial Data Schedule - Year Ended January 1, 2000.
--------------------------------

#    Management Compensation Plan.

**   Previously filed.

+    Included herewith.

(1) Incorporated by reference from the Registrant's Form 10-K for the year ended December 28, 1996. (File No. 0-21577)

(2) Incorporated by reference from the Registrant's Amendment No. 2 to the Registration Statement on Form S-3 filed with the Commission on November 10, 1999 (File No. 333-88011)

(3) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-11261) filed on August 30, 1996

(4) Incorporated by reference from the Registrant's Form 8-K filed on May 5, 1998 (File No. 0-21577)

(5) Incorporated by reference from the Registrant's Report on Form 10-K for th year ended January 2, 1999 (File No. 0-21577).

(6) Incorporated by reference from Registrant's Report on Form 10-Q filed on August 17, 1999 (File No. 0-21577).

(7) Incorporated by reference from Registrant's Report on Form 8-K filed on June 14, 1999 (File No. 0-21577).

(8) Incorporated by reference from the Registrant's Report on Form 8-K filed September 29, 1999 (File No. 0-21577).

(9) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (File No. 333-66347) filed on October 30, 1998

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Wild Oats Markets, Inc.
                                     (Registrant)


Date:  March 14, 2000                By:    /s/ Mary Beth Lewis
                                          -----------------------
                                            Mary Beth Lewis
                                            Executive Officer, Treasurer and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                   Title                                       Date

/s/      Michael C. Gilliland                        Chief Executive Officer                     March 14, 2000
--------------------------------------------         and Director


/s/      James W. Lee                                President and Chief Operating               March 14, 2000
--------------------------------------------         Officer


/s/      Mary Beth Lewis                             Chief Financial Officer                     March 14, 2000
--------------------------------------------


/s/      John A. Shields                             Chairman                                    March 14, 2000
--------------------------------------------


/s/      Elizabeth C. Cook                           Executive Vice President                    March 14, 2000
--------------------------------------------         and Director


/s/      David M. Chamberlain                        Vice Chairman                               March 14, 2000
--------------------------------------------


/s/      Brian K. Devine                             Director                                    March 14, 2000
--------------------------------------------


/s/      David L. Ferguson                           Director                                    March 14, 2000
------------------------------------


/s/      James B. McElwee                            Director                                    March 14, 2000
------------------------------------


/s/      Morris J. Siegel                            Director                                    March 14, 2000
--------------------------------------------


`Schedule II

                             WILD OATS MARKETS, INC.

                        Valuation and Qualifying Accounts

                                 (in thousands)

                                                   Balance at            Charged                         Balance at
Allowance for Doubtful Accounts                     Beginning              to                                End
   for the Fiscal Year Ended:                        of Year            Expenses        Write-Offs         of Year


December 27, 1997                                          299                273             (358)             214

January 2, 1999                                            214                 55             (110)             159

January 1, 2000                                            159                155              (55)             259
