Form 10-Q
period 2000-04-01
WILD OATS MARKETS INC
filed 2000-05-16
CIK 909990

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000 OR

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

         Yes      (X)                                         No       ( )

As of May 1, 2000, there were 23,067,737 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

                                TABLE OF CONTENTS

                                                                            Page

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

               Consolidated Balance Sheet
                   April 1, 2000 (Unaudited) and January 1, 2000              3

               Consolidated Statement of Operations and Comprehensive Income
                   (Unaudited) Three Months Ended April 1, 2000               4

               Consolidated Statement of Cash Flows (Unaudited)
                   Three Months Ended April 1, 2000 and April 3, 1999         5

               Notes to Consolidated Financial Statements (Unaudited)         6

Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  7

Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk                                            12

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings                                                   13
Item 2.  Changes in Securities                                               13
Item 3.  Defaults Upon Senior Securities                                     13
Item 4.  Submission of Matters to a Vote of Security Holders                 13
Item 5.  Other Information                                                   13
Item 6.  Exhibits and Reports on Form 8-K                                    14

SIGNATURES                                                                   15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                             WILD OATS MARKETS, INC.
                           Consolidated Balance Sheet
                        (in thousands, except share data)

                                                                             April 1,            January 1,
                                                                               2000                 2000
                                                                           (Unaudited)           ----------
                                                                           ----------
Assets
Current assets:
     Cash and cash equivalents                                             $    13,281          $    21,877
     Accounts receivable (less allowance                                         2,264                2,159
         for doubtful accounts of $363 and
         $259, respectively)
     Inventories                                                                53,349               51,412
     Income tax receivable                                                         520                  520
     Prepaid expenses and other current assets                                   2,201                2,424
     Deferred income taxes                                                       1,732                1,775
                                                                         -------------        -------------
         Total current assets                                                   73,347               80,167

Property and equipment, net                                                    166,751              156,156
Long-term equity investment                                                      2,288                1,500
Intangible assets, net                                                         111,818              108,734
Deposits and other assets                                                        3,876                4,072
                                                                           -----------          -----------
                                                                           $   358,080          $   350,629
                                                                           ===========          ===========

Liabilities and Stockholders' Equity
Current liabilities:

     Accounts payable                                                      $    50,403          $    48,048
     Accrued liabilities                                                        32,136               30,381
     Current portion of debt and capital leases                                 19,528               22,709
                                                                           -----------          -----------
         Total current liabilities                                             102,067              101,138

Long-term debt                                                                  81,679               80,328
Deferred income taxes                                                            1,185                1,185
Other long-term obligations                                                      2,236                2,591
                                                                           -----------          -----------
                                                                               187,167              185,242
Stockholders' equity:
     Common stock, $0.001 par value; 60,000,000
         Shares authorized; 23,043,706 and 22,992,437
         shares issued and outstanding                                              23                   23
     Additional paid-in capital                                                148,671              148,307
     Retained earnings                                                          21,990               16,656
     Accumulated other comprehensive income                                        229                  401
                                                                           ------------         -----------
         Total stockholders' equity                                            170,913              165,387
                                                                           -----------          -----------
                                                                           $   358,080          $   350,629
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

                             WILD OATS MARKETS, INC.
          Consolidated Statement of Operations and Comprehensive Income
                      (in thousands, except per-share data)
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                          April 1, 2000        April 3, 1999
                                                                                                    (1)
 Sales                                                                      $  211,241          $   159,643
Cost of goods sold and occupancy costs                                         144,717              111,291
                                                                           -----------          -----------
Gross profit                                                                    66,524               48,352
Operating expenses:
     Direct store expenses                                                      46,546               33,996
     Selling, general and administrative expenses                                7,845                6,140
     Pre-opening expenses                                                        1,354                  674
     Restructuring expenses                                                                          10,894
                                                                           -----------          -----------
         Income (loss) from operations                                          10,779               (3,352)
     Interest expense (income), net                                              1,782                  250
                                                                           -----------          -----------
         Income (loss) before income taxes                                       8,997               (3,602)
     Income tax expense (benefit)                                                3,663               (2,445)
                                                                           -----------          -----------
Net income (loss) before cumulative effect of change
     in accounting principle                                                     5,334               (1,157)

Cumulative effect of change in accounting principle,
     net of tax                                                                                         281
                                                                           -----------          -----------
Net income (loss)                                                                5,334               (1,438)
                                                                           -----------          -----------
Other comprehensive income (loss):

     Foreign currency translation adjustment, net                                 (172)                 166
                                                                           -----------          -----------
Comprehensive income (loss)                                                $     5,162          $    (1,272)
                                                                           ===========          ============

Basic net income (loss) per common share:
     Net income (loss) before cumulative effect
     of change in accounting principle                                     $       .23          $      (.05)

Cumulative effect of change in accounting principle,
     net of tax                                                                                        (.01)
                                                                           -----------          -----------
Net income (loss)                                                          $       .23          $      (.06)
                                                                           ===========          ============
Diluted net income (loss) per common share:
     Net income (loss) before cumulative effect of
     change in accounting principle                                                .23                 (.05)

Cumulative effect of change in accounting principle,
     net of tax                                                                                        (.01)
                                                                           -----------          -----------

Net income (loss)                                                          $       .23          $      (.06)
                                                                           ===========          ============

Average common shares outstanding                                               23,000                22,626
Dilutive effect of stock options                                                   464
                                                                           -----------          ------------
Average common shares outstanding, assuming dilution                            23,464                22,626
                                                                           ===========          ============

(1) Restated for pooling of interests.


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             WILD OATS MARKETS, INC.
                      Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                          April 1, 2000        April 3, 1999
                                                                                                   (1)
                                                                          -------------        -------------
Cash Flows from Operating Activities
Net income (loss)                                                          $     5,334          $    (1,438)
Adjustments to reconcile net
     income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                           7,045               13,915
         Non-recurring expenses                                                                         919
         Deferred tax provision (benefit)                                          (37)                (789)
Change in assets and liabilities (net of acquisitions):
     Inventories                                                                (1,940)                (980)
     Receivables and other assets                                                 (566)                 411
     Accounts payable                                                            2,361               (1,526)
     Accrued liabilities                                                         2,039                 (312)
                                                                           ------------         ------------
         Net cash provided by operating activities                               14,236              10,200
                                                                           ------------         ------------

Cash Flows from Investing Activities
Capital expenditures                                                            (18,085)            (10,971)
Payment for purchase of acquired entities, net of cash acquired                  (3,100)            (18,491)
Long-term equity investment                                                         (38)
                                                                           -------------        ------------
            Net cash used in investing activities                               (21,223)            (29,462)
                                                                           -------------        ------------

Cash Flows from Financing Activities
Net borrowings (repayments) under line-of-credit agreement                       (1,589)             22,300
Proceeds from notes payable and long-term debt                                                           53
Repayments on notes payable, long-term debt & capital leases                       (244)             (3,605)
Proceeds from issuance of common stock, net                                         217                 327
Distributions to stockholders of pooled businesses                                                     (643)
                                                                           -------------        ------------
           Net cash (used in) provided by financing activities                   (1,616)             18,432
                                                                           -------------        ------------

Effect of exchange rate changes on cash                                               7                  41
                                                                           -------------        ------------
Net decrease in cash and cash equivalents                                        (8,596)               (789)
Cash and cash equivalents at beginning of period                                 21,877              11,389
                                                                           -------------        ------------
Cash and cash equivalents at end of period                                 $     13,281         $     10,600
                                                                           =============        ============

Non-cash Investing and Financing Activities:

Stock received in exchange for services                                    $        750         $


(1) Restated for pooling of interests.



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             WILD OATS MARKETS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.       Accounting Policies

         The consolidated balance sheet as of April 1, 2000, the consolidated statement of operations for the three months ended April 1, 2000 and April 3, 1999, as well as the consolidated statement of cash flows for the three months ended April 1, 2000 and April 3, 1999 have been prepared without an audit. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation thereof, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with financial statements and notes thereto included in the Company's 1999 Annual Report to Stockholders. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

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

4.       Subsequent Events

         In the second quarter of 2000, the Company undertook an assessment of its inventory of operating and vacant properties as part of a strategic repositioning of the Company. The Company identified a group of stores to be closed or sold in the second and third quarters of 2000, as well as identified leases on vacant properties held by the Company, the value of which are expected to be impaired. As a result, the Company will take a restructuring charge to earnings in the second quarter of 2000 of approximately $15 million to $20 million on a pretax basis.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


         This report on Form 10-Q contains certain forward-looking statements regarding our future results of operations and performance. Important factors that could cause differences in results of operations include, but are not limited to, the availability and integration of acquisitions, the timing and execution of new store openings, relocations, remodels, sales and closures, the timing and impact of promotional and advertising campaigns, the impact of competition, changes in product supply, changes in management information needs, changes in customer needs and expectations, governmental and regulatory actions, and general industry or business trends or events, changes in economic or business conditions in general or affecting the natural foods industry in particular and competition for and the availability of sites for new stores and potential acquisition candidates and the amount of actual restructuring charges taken by the Company compared to estimated charges. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Forward-Looking Statements."

Overview

     Store openings, closings, remodels, relocations and acquisitions. In the first three months of 2000, we opened four new stores in San Diego, California, Kansas City, Kansas, St. Louis, Missouri, and Reno, Nevada, and relocated two stores in West Hartford, Connecticut and Salt Lake City, Utah. To date in the second quarter of 2000, we have opened one new store in Las Vegas and acquired two operating stores in Hemet and Escondido, California under the "Boney Market" name, which we will operate as "Henry's Market" stores. We plan to open, acquire or relocate as many as eight stores in the remainder of 2000. We are actively looking for other acquisition opportunities and may complete additional acquisitions in 2000.

     As has been our past practice, we will continue to evaluate the profitability, strategic positioning, impact of potential competition on and sales growth potential of all of our stores on an ongoing basis. We may, from time to time, make decisions regarding closures, disposals, relocations or remodels in accordance with such evaluations. As a result of such evaluations, in the first quarter of 2000 we closed two of our older, smaller stores. To date in the second quarter of 2000, we have closed one store acquired in 1997 and have announced the closure of a second store, the lease for which expires in August 2000. We have also entered into an agreement to sell as many as three stores to a third party in the second quarter of 2000. During the first three quarters of 2000, we plan to remodel as many as 30 of our existing, older stores to remerchandise and incorporate new features.

     In the second quarter of 2000, the Company undertook an assessment of its inventory of operating and vacant properties as part of a strategic repositioning of the Company. The Company has identified a group of stores to be closed or sold in the second and third quarters of 2000, as well as identified leases on vacant properties held by the Company, the value of which is expected to be impaired. As a result, the Company will take a restructuring charge to earnings in the second quarter of 2000 of approximately $15 million to $20 million on a pretax basis.

     Our results of operations have been and will continue to be affected by, among other things, the number, timing and mix of store openings, acquisitions, relocations or closings. New stores build their sales volumes and refine their merchandise selection gradually and, as a result, generally have lower gross margins and higher operating expenses as a percentage of sales than more mature stores. We anticipate that the new stores opened in 2000 will experience operating losses for the first six to 12 months of operation, in accordance with historical trends. Further, acquired stores, while generally profitable as of the acquisition date, generate lower gross margins and store contribution margins than our company average due to their substantially lower volume purchasing discounts. Over time, typically six months, as we sell through the acquired inventories and are able to realize our volume purchase discounts, we expect that the gross margin and store contribution margin of the acquired stores will approach our company average. We anticipate that our current high concentration of acquired stores, including the Nature's, Henry's, Wild Harvest and Sun Harvest stores acquired in 1999, will have a temporary negative impact on our consolidated results of operations. In particular, the four Wild Harvest stores acquired in metropolitan Boston in November 1999 have experienced lower than expected sales due to a reduced level of advertising and promotion, and correspondingly higher than expected expenses as a percentage of sales. We expect that these stores will take longer than our average six months to approach our gross margin and store contribution margin averages.

     We are actively upgrading, remodeling or relocating some of our older stores. We plan to remodel or remerchandise as many as 30 of our older stores in the first three quarters of 2000. Remodels and relocations typically cause short-term disruption in sales volume and related increases in certain expenses as a percentage of sales, such as payroll. Remodels on average take between 90 and 120 days to complete. We cannot predict whether sales disruptions and the related impact on earnings may be greater in time or volume than projected in certain remodeled or relocated stores.

     Comparable store sales results. Sales of a store are deemed to be comparable commencing in the thirteenth full month of operations for new, relocated and acquired stores. A variety of factors affect our comparable store sales results, including, among others:

     the opening of stores by us or by our competitors in markets where we have existing stores the relative proportion of new or relocated stores to mature stores the timing of advertising and promotional events

     store remodels

     our ability to execute our operating plans effectively

     changes in consumer preferences for natural foods products general economic conditions.

Past increases in comparable store sales may not be indicative of future performance.

     Our comparable store sales results have been negatively affected in the past by, among other factors, planned cannibalization, which is the loss of sales at an existing store when we open a new store nearby, resulting from the implementation of our store clustering strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Store format and clustering strategy." We expect that comparable store sales results will continue to be negatively affected in 2000 by planned cannibalization due to the opening of new or relocated stores in several of our existing markets, including, among others, Phoenix, Arizona; San Diego, California; Kansas City and St. Louis, Missouri; Las Vegas, Nevada; Albuquerque, New Mexico and Salt Lake City, Utah. For certain stores opened in the second half of 1999 and the first quarter of 2000, we have experienced a higher degree of cannibalization than in the past in markets where we expected higher demand for additional stores. As a result of this higher degree of cannibalization, as well as reduced levels of marketing, increased competition in some regions and other factors, comparable store sales decreased 2% in the first quarter of 2000. We expect comparable store sales percentage results to be flat to slightly negative for the second quarter of 2000, and to average in the low single digits for the remainder of 2000. There can be no assurance that comparable store sales for any particular period will not decrease in the future.

     Store format and clustering strategy. We operate two store formats: supermarket and urban. The supermarket format is generally 15,000 to 35,000 gross square feet, and typically generates higher sales and store contribution than the urban format stores, which are generally 8,000 to 15,000 gross square feet. Our profitability has been and will continue to be affected by the mix of supermarket and urban format stores opened, acquired or relocated and whether stores are being opened in markets where we have an existing presence. We expect to focus primarily on opening, acquiring or relocating supermarket format stores in the future but will consider additional urban stores when appropriate opportunities arise. In addition, we have pursued a strategy of clustering stores in each of our markets to increase overall sales, reduce operating costs and increase customer awareness. In the past, when we have opened a store in a market where we have an existing presence, our sales and operating results have declined at certain of our existing stores in that market. However, over time, we believe the affected stores generally will achieve store contribution margins comparable to prior levels on the lower base of sales. Certain new stores opened in 1999 and in the first quarter of 2000 have caused a greater degree of cannibalization than previously expected, and we are unable to determine at this time whether sales at the older, affected stores in these regions will rebound to their prior levels. In the remainder of 2000 we expect to cluster several more stores in certain existing markets and expect the sales and operating results trends for other stores in an expanded market to continue to experience temporary declines related to the clustering of stores. We are currently reevaluating our clustering strategy in response to greater than expected sales cannibalization in certain existing markets where we have recently opened new stores.

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

Results of Operations

     The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of sales:

                                                       April 1,        April 3,
Three Months Ended                                     2000             1999
Sales                                                  100.0%           100.0%
Cost of goods sold and occupancy costs                  68.5             69.7
                                                      ------           ------
Gross margin                                            31.5             30.3
Direct store expenses                                   22.0             21.4
Selling, general and administrative expenses             3.7              3.8
Pre-opening expenses                                      .7               .4
Restructuring expenses                                                    6.8
                                                      -----            ------
Income (loss) from operations                            5.1             (2.1)
Interest expense (income), net                            .9               .2
                                                      ------           ------
Income (loss) before income taxes                        4.2             (2.3)
Income tax expense (benefit)                             1.7             (1.6)
                                                      ------           -------
Net income (loss) before cumulative effect
     of change in accounting principle                   2.5              (.7)
Cumulative effect of change in accounting
     principle, net of taxes                                              (.2)
                                                      -----            -------
Net income (loss)                                        2.5%             (.9)%
                                                      ======           =======

Sales Sales for the three months ended April 1, 2000 increased 32.3% to $211.2 million from $159.6 million for the same period in 1999. The increase was primarily due to the opening of four new stores and relocation of two stores, as well as the inclusion of seventeen acquired stores, eight stores opened, and five stores relocated in 1999. Comparable store sales decreased 2% for the first quarter of 2000, as compared to a 9% increase for the same period in 1999, as a result of many factors, including higher than expected cannibalization of sales by new stores in several regions due to the implementation of our clustering strategy, reduced levels of marketing and, in certain regions, increased competition. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparable Store Sales Results.

Gross Profit Gross profit for the three months ended April 1, 2000, increased 37.6% to $66.5 million from $48.4 million for the same period in 1999. The increase in gross profit is primarily attributable to the opening of four new stores and relocation of two stores in the first three months of 2000, as well as the inclusion of seventeen acquired stores, eight stores opened, and five stores relocated in 1999. As a percentage of sales, gross profit for the first quarter of 2000 increased to 31.5% from 30.3% in the same period in 1999 due to the maturation of the Company's store base and the Company's increasing volume purchase discounts, as well as increases in sales of private label products and the implementation of loss prevention policies.

Direct Store Expenses Direct store expenses for the three months ended April 1, 2000, increased 36.9% to $46.5 million from $34.0 million for the same period in 1999. The increase in direct store expenses is attributable to the increase in the number of stores operated by the Company. As a percentage of sales, direct store expenses increased to 22.0% in the first three months of 2000 from 21.4% for the same period in 2000 due to the increased number of acquired and newly-opened stores in late 1999, as well as significant investments that the Company has made in employee benefit programs, particularly expanded health insurance offerings.

Selling, General and Administrative Expenses Selling, general and administrative expenses for the three months ended April 1, 2000, increased 27.8% to $7.8 million from $6.1 million for the same period in 1999. As a percentage of sales, selling, general and administrative expenses decreased to 3.7% from 3.8% for the same period in 1999 because of greater leverage of such expenses on a higher sales volume.

Pre-Opening Expenses Pre-opening expenses for the three months ended April 1, 2000, increased 100.9% to $1.4 million from $700 thousand for the same period in 1999. As a percentage of sales, pre-opening expenses increased to .7% from .4%. The increases are the result of the opening of four new stores and relocation of two stores in the first three months of 2000 as compared to one new store and two relocations for the same period in 1999.

Restructuring Expenses There were no restructuring expenses for the three months ended April 1, 2000. During the three months ended April 3, 1999, the Company's management made certain decisions relating to the Company's operations and selected store closures, which resulted in approximately $10.9 million of restructuring expenses being recorded in the three months ended April 3, 1999. These decisions included (1) a change in the Company's strategic direction with respect to its two "Farm to Market" stores located in Buffalo Grove, Illinois, and Tempe, Arizona ($4.5 million), and (2) a decision by the Company's management to allocate corporate resources to servicing new and existing stores, rather than closed sites ($6.4 million). Components of the restructuring charge incurred in 1999 consisted primarily of non-cancelable lease obligations through the year 2000 ($1.2 million) and abandonment of fixed and intangible assets ($9.7 million). The Company also is expecting to record a restructuring charge in the second quarter of 2000. See "Notes to Consolidated Financial Statements -
Note 4 - Subsequent Events" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Store openings, closings, remodels, relocations and acquisitions."

Interest Expense, Net Net interest expense for the three months ended April 1, 2000, increased to $1.8 million, from $250 thousand for the same period in 1999. As a percentage of sales, net interest expense increased to .9% from .2% for the same period in 1999. The increase is primarily attributable to interest on borrowings on our line of credit to fund acquisitions, new stores, relocations and remodels.

Liquidity and Capital Resources

     Our primary sources of capital have been cash flow from operations, trade payables, bank indebtedness, and the sale of equity securities. Primary uses of cash have been the financing of new store development, new store openings, relocations, remodels, acquisitions and purchases of real property.

     Net cash provided by operating activities was $14.2 million during the first three months of 2000 as compared to $10.2 million during the same period in 1999. Cash provided by operating activities increased during this period primarily due to increases in net income before depreciation and amortization expense and non-recurring expenses. We have not required significant external financing to support inventory requirements at our existing and new stores because we have been able to rely on vendor financing for most of the inventory costs, and we anticipate that vendor financing will continue to be available for the new store openings.

     Net cash used in investing activities was $21.2 million during the first three months of 2000 as compared to $29.5 million during the same period in 1999. The decrease is due to acquisition of three stores in the first quarter of 1999, as compared to no acquisitions in the first quarter of 2000, partially offset by increased expenditures in the first quarter of 2000 for new store construction and remodels.

     Net cash used in financing activities was $1.6 million during the first quarter of 2000 as compared to $18.4 million net cash provided during the same period in 1999. The decrease reflects repayments under our revolving line of credit in the first quarter of 2000, as compared to borrowings in the first quarter of 1999.

     We have a $120.0 million revolving credit facility. The facility has two separate lines of credit, one in the amount of $90.0 million with a three-year term expiring in 2002 and the other in the amount of $30.0 million with a one-year term, expiring in August 2000. Both bear interest, at our option, at the prime rate or LIBOR plus 1.15%. The line of credit agreement includes certain financial and other covenants, as well as restrictions on payments of dividends. As of April 1, 2000, there were $81.1 million in borrowings outstanding under the $90.0 million line of this facility and $12.5 million in borrowings outstanding under the $30.0 million line. We are currently negotiating with our bank group to increase the commitment under the revolving credit facility to $180.0 million.

     We spent approximately $18.1 million during the first three months of 2000 for new store construction, development, remodels and maintenance capital expenditures, exclusive of acquisitions, and anticipate that we will spend $60 to $65 million in 2000 for new store construction, equipment, leasehold improvements, remodels and maintenance capital expenditures, relocations of existing stores and purchases of leasehold interests, exclusive of acquisitions. Our average capital expenditures to open a leased store, including leasehold improvements, equipment and fixtures, have ranged from approximately $2.0 million to $3.0 million historically, excluding inventory costs and initial operating losses. We anticipate that our average capital expenditures will be $2.5 to $3.5 million in the future, partly because of increases in the size of new stores and partly because our new store prototype requires more expensive fixturing. Several stores previously projected to open in 2000 have been delayed to periods in 2000 later than originally planned or into 2001 because of delays in landlord turnover of sites and receipt of permits. Delays in opening new stores may result in increased capital expenditures, increased pre-opening costs and lower sales.

     We own one vacant parcel of property acquired as part of the acquisition of the outstanding stock of Nature's Fresh Northwest in the second quarter of 1999, and acquired an office building in the fourth quarter of 1999 as part of the pooling of interests transaction with Sun Harvest Farms, Inc. We plan to sell the office building and vacant parcel in 2000.

     The cost of initial inventory for a new store has historically been approximately $500,000 to $600,000 and is projected to increase to $600,000 to $800,000 in the future as a function of the increase in average store size and the introduction of certain new categories of merchandise, including beer and wine and housewares; however, we obtain vendor financing for most of this cost. Pre-opening costs currently are approximately $250,000 to $350,000 per store and are expensed as incurred. The amounts and timing of such pre-opening costs will depend upon the availability of new store sites and other factors, including the location of the store and whether it is in a new or existing market for us, the size of the store, and the required build-out at the site. Costs to acquire future stores, if any, are impossible to predict and could vary materially from the cost to open new stores. There can be no assurance that actual capital expenditures will not exceed anticipated levels. We believe that cash generated from operations and funds available under our revolving line of credit will be sufficient to satisfy our cash requirements, exclusive of additional acquisitions, through 2000.

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

Cautionary Statement Regarding Forward-Looking Statements

     This Report on Form 10-Q contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include statements as to the Company's plans to acquire, open or relocate additional stores, the anticipated performance of such stores, the impact of competition, the amount of restructuring change taken in the second quarter of 2000, and other statements containing words such as "believes," "anticipates," "estimates," "expects," "may," "intends" and words of similar import or statements of management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause the actual results, market performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, the availability and integration of acquisitions, the timing and execution of new store openings, relocations, remodels, sales and closures, the timing and impact of promotional and advertising campaigns, the impact of competition, changes in product supply, changes in management information needs, changes in customer needs and expectations, governmental and regulatory actions, and general industry or business trends or events, changes in economic or business conditions in general or affecting the natural foods industry in particular, competition for and the availability of sites for new stores and potential acquisition candidates and factors such as timing of closures and sales that could cause a difference between the actual restructuring charges taken by the Company and estimated amounts of such charges. The Company undertakes no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

         The Company's exposure to interest rate changes is primarily related to its variable rate debt issued under its $120 million revolving credit facility. The facility has two separate lines of credit, one in the amount of $90.0 million with a three-year term expiring in 2002 and the other in the amount of $30.0 million with a one-year term, expiring in August 2000. Both bear interest, at our option, at the prime rate or LIBOR plus 1.15%. As of April 1, 2000, there were $81.1 million in borrowings outstanding under the $90.0 million line of this facility and $12.5 million in borrowings outstanding under the $30.0 million line. Because the interest rates on these facilities are variable, based upon the bank's prime rate or LIBOR, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of April 1, 2000 and using the average interest rate paid on borrowed funds during the first quarter of 2000, would be an annual increase or decrease of approximately $935,000 in interest expense and a corresponding decrease or increase of approximately $560,000 in the Company's net income after taxes.

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

     In February 2000, the Company was named as defendant in Cornerstone III, LLC v. Wild Oats Markets, Inc., a suit filed in U.S. District Court for the Eastern District of Missouri by a former landlord who alleges that the Company breached its obligations under a lease agreement when Wild Oats notified the landlord that it was exercising its rights under the lease to terminate after the landlord failed to turn over possession of the leased property within the time period provided for in the lease. The plaintiff seeks $4.8 million in actual damages, as well as punitive damages. We have filed an answer denying the plaintiff's allegations. No estimate of probability of success or potential damages can be made at this time.

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

     There are no other material pending legal proceedings to which our subsidiaries or we are a party. From time to time, we are involved in lawsuits that we consider to be in the normal course of our business.

Item 2.  Changes in Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit

                  Number   Description of Document

                  27.1    Financial Data Schedule (first quarter 2000).
                  27.2    Restated Financial Data Schedule (first quarter 1999).

         Included herewith.


         (b)      Reports on Form 8-K.


         (i) Report dated February 28, 2000, reported under Item 5, Other Events, the acquisition of all of the outstanding capital stock of Sun Harvest Farms, Inc. and all of the partnership interests in an affiliated entity, which together owned nine natural food stores and four small vitamin stores located in San Antonio, Austin and other Texas communities. The following audited financial statements were filed with this report:
                  Supplemental Combined Statement of Operations, Supplemental Combined Statement of Changes in Stockholders Equity (Deficit) and Statement of Cash Flows for the Three Years Ended January 2, 1999, and Supplemental Combined Balance Sheet as of January 2, 1999 and December 27, 1997.

         (ii) Report dated February 28, 2000 on Form 8-K/A to amend a report on Form 8-K filed on September 29, 1999 to restate the financial information included in the previously filed report as the historic financial statements of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, County of Boulder, State of Colorado, on the 16th day of May 2000.

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