Form 10-Q
period 2000-07-01
WILD OATS MARKETS INC
filed 2000-08-15
CIK 909990

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO
                                                        ---------     ------

Commission file number
0-21577

                             WILD OATS MARKETS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                        84-1100630
State or other jurisdiction of                  (I.R.S. Employer Identification
ncorporation or organization)                               Number)

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

         Yes      (X)                                         No       ( )

As of August 11, 2000, there were 23,120,936 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).


                                TABLE OF CONTENTS

                                                                                                     Page
PART I.     FINANCIAL INFORMATION

Item 1.   Financial Statements

               Consolidated Balance Sheet
                   July 1, 2000 (Unaudited) and January 1, 2000                                         3

               Consolidated Statement of Operations and Comprehensive Income (Unaudited)
                   Three and Six Months Ended July 1, 2000 and July 3, 1999                             4

               Consolidated Statement of Cash Flows (Unaudited)
                   Six Months Ended July 1, 2000 and July 3, 1999                                       5

               Notes to Consolidated Financial Statements (Unaudited)                                   6

Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                            8

Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk                                                                       14

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings                                                                              14
Item 2.  Changes in Securities                                                                          15
Item 3.  Defaults Upon Senior Securities                                                                15
Item 4.  Submission of Matters to a Vote of Security Holders                                            15
Item 5.  Other Information                                                                              15
Item 6.  Exhibits and Reports on Form 8-K                                                               15

SIGNATURES                                                                                              16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             WILD OATS MARKETS, INC.
                           Consolidated Balance Sheet
                        (in thousands, except share data)

                                                                             July 1,             January 1,
                                                                               2000                 2000
                                                                           (Unaudited)
                                                                         -----------------    -----------------
Assets
Current assets:
     Cash and cash equivalents                                             $    13,160          $    21,877
     Accounts receivable (less allowance                                         2,804                2,159
         for doubtful accounts of $232 and
         $259, respectively)
     Inventories                                                                56,072               51,412
     Income tax receivable                                                         333                  520
     Prepaid expenses and other current assets                                   1,925                2,424
     Deferred income taxes                                                       1,750                1,775
                                                                            ----------             --------
         Total current assets                                                   76,044               80,167

Property and equipment, net                                                    170,125              156,156
Long-term equity investment                                                        228                1,500
Intangible assets, net                                                         117,929              108,734
Deposits and other assets                                                        3,887                4,072
Deferred income taxes                                                            4,877
                                                                            ----------             --------
                                                                              $373,090             $350,629
                                                                              ========             ========
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                      $    48,080          $    48,048
     Accrued liabilities                                                        34,847               30,381
     Current portion of debt and capital leases                                 37,415               22,709
                                                                            ----------             --------
         Total current liabilities                                             120,342              101,138

Long-term debt and capital leases                                               87,798               80,328
Deferred income taxes                                                                                 1,185
Other long-term obligations                                                      1,908                2,591
                                                                            ----------             --------
                                                                               210,048              185,242
                                                                            ----------             --------
Stockholders' equity:

     Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding

     Common stock, $0.001 par value; 60,000,000
         shares authorized; 23,068,797 and 22,992,437
         shares issued and outstanding                                              23                   23
     Additional paid-in capital                                                149,477              148,307
     Retained earnings                                                          13,211               16,656
     Accumulated other comprehensive income                                        331                  401
                                                                            ----------             --------
         Total stockholders' equity                                            163,042              165,387
                                                                            ----------             --------
                                                                            $  373,090          $   350,629
                                                                            ==========          ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                             WILD OATS MARKETS, INC.
                           Consolidated Statement of Operations and Comprehensive Income
                      (in thousands, except per-share data)
                                   (Unaudited)
                                                       Three Months Ended               Six Months Ended
                                                  July 1, 2000   July 3, 1999(1)  July 1, 2000   July 3, 1999(1)
                                                  ------------   ------------     ------------   ------------
Sales                                              $   212,772     $   173,207      $   424,013    $   332,850
Cost of goods sold and occupancy costs                 146,433         120,402          291,150        231,693
                                                   -----------    ------------      -----------   ------------
Gross profit                                            66,339          52,805          132,863        101,157
Operating expenses:
     Direct store expenses                              47,652          36,974           94,198         70,970
     Selling, general and admin expenses                 8,352           6,846           16,197         12,986
     Pre-opening expenses                                  544             938            1,898          1,612
     Restructuring charges                              22,701       _________           22,701         10,894
                                                   -----------    ------------      -----------   ------------
          Income (loss) from operations                (12,910)          8,047           (2,131)         4,695
     Interest expense, net                               1,975             708            3,757            958
                                                   -----------    ------------      -----------   ------------
          Income (loss) before income taxes            (14,885)          7,339           (5,888)         3,737
     Income tax expense (benefit)                       (6,105)          2,743           (2,442)           298
                                                   -----------    ------------      -----------   ------------
Net income (loss) before cumulative
     effect of change in accounting principle           (8,780)          4,596           (3,446)         3,439

Cumulative effect of change in accounting
     principle, net of tax                                                                                 281
                                                   -----------    ------------      -----------   ------------
Net income (loss)                                       (8,780)         4,596            (3,446)         3,158
                                                   -----------    ------------      -----------   ------------
Other comprehensive income (loss):
     foreign currency translation
     adjustment, net                                       106            260               (67)           424
                                                   -----------    ------------      -----------   ------------

Comprehensive income (loss)                        $    (8,674)   $     4,856  $         (3,513)    $    3,582
                                                   ===========    ============    ==============   ===========
Basic net income (loss) per common share:
     net income (loss) before cumulative
     effect of change in accounting principle     $      (0.38)   $      0.20  $          (0.15)    $     0.15

Cumulative effect of change in accounting
     principle, net of tax                           _________       _________        _________           (.01)
                                                   -----------    ------------      -----------   ------------
Net income (loss)                                 $      (0.38)   $      0.20  $          (0.15)    $     0.14
                                                   ===========    ============    ==============   ===========
Diluted net income (loss) per common share:
     net income (loss) before cumulative
     effect of change in accounting principle     $      (0.38)   $      0.20  $         (0.15)     $     0.15

Cumulative effect of change in accounting
     principle, net of tax                           _________       _________        _________           (.01)
                                                   -----------    ------------      -----------   ------------
Net income (loss)                                 $      (0.38)   $      0.20  $         (0.15)$          0.14
                                                   ===========    ============    ==============   ===========
Average common shares outstanding                       23,044         22,765           23,022          22,696

Dilutive effect of stock options                     _________            590         _________            556
                                                   -----------    ------------      -----------   ------------
Average common shares outstanding,
     assuming dilution                                  23,044         23,355         23,022          23,252
                                                   ===========    ============  ==============   ===========

(1) Restated for poolings of interests.

         The accompanying notes are an integral part of the consolidated financial statements.

                             WILD OATS MARKETS, INC.
                      Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (Unaudited)
                                                                                   Six Months Ended
                                                                           -----------------------------------
                                                                           July 1, 2000       July 3, 1999 (1)
                                                                           ------------       ----------------
Cash Flows from Operating Activities
Net income (loss)                                                        $      (3,446)      $        3,158
Adjustments to reconcile net
     income (loss) to net cash provided
     by operating activities:
         Depreciation and amortization                                          12,418                8,967
         Restructuring charges                                                  22,701               10,894
         Deferred tax benefit                                                   (6,152)              (1,468)
Change in assets and liabilities (net of acquisitions):
     Inventories                                                                (4,010)              (3,887)
     Receivables and other assets                                                 (600)                 356
     Accounts payable                                                               57                9,109
     Accrued liabilities                                                          (567)               2,406
                                                                         ----------------     --------------
         Net cash provided by operating activities                              20,401               29,535
                                                                         ----------------     --------------
Cash Flows from Investing Activities
Capital expenditures                                                           (34,704)             (32,315)
Payment for purchase of acquired entities, net of cash acquired                (16,791)             (64,996)
Long-term equity investment                                                        (38)            _________
                                                                         ----------------     --------------
            Net cash used by investing activities                              (51,533)             (97,311)
                                                                         ---------------      --------------
Cash Flows from Financing Activities
Net borrowings under line-of-credit agreement                                   22,060               75,500
Proceeds from notes payable and long-term debt                                                          364
Repayments on notes payable, long-term debt & capital leases                      (341)              (4,261)
Proceeds from issuance of common stock, net                                        542                1,132
Distributions to stockholders of pooled businesses                           _________               (1,858)
                                                                         ----------------     --------------
           Net cash provided by financing activities                            22,261               70,877
                                                                         --------------       -------------
Effect of exchange rate changes on cash                                            154                  309
                                                                         ----------------     --------------
Net increase (decrease) in cash and cash equivalents                            (8,717)               3,410
Cash and cash equivalents at beginning of period                                21,877               11,389
                                                                         --------------       --------------
Cash and cash equivalents at end of period                                $     13,160         $     14,799
                                                                          =============        =============
Non-Cash Investing and Financing Activities
Stock received in exchange for services                                  $         750
                                                                         ==============
Non-cash adjustment to purchase price for Nature's acquisition                                $       2,090
                                                                                              =============

(1) Restated for poolings of interests.

         The accompanying notes are an integral part of the consolidated financial statements.

                             WILD OATS MARKETS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.       Accounting Policies

         The consolidated balance sheet as of July 1, 2000, the consolidated statement of operations for the three and six months ended July 1, 2000 and July 3, 1999, as well as the consolidated statement of cash flows for the six months ended July 1, 2000 and July 3, 1999 have been prepared without an audit. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation thereof, have been made.

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

3.       Business Combination

         In May 2000, the Company acquired the operations of two existing natural foods supermarkets in Escondido and Hemet, California. The purchase price for this acquisition aggregated $13.7 million in cash. The acquisition was accounted for using the purchase method, and the excess of cost over the fair value of the assets acquired of $12.7 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

4.       Earnings Per Share

         Earnings per share are calculated in accordance with the provisions of FAS No. 128, Earnings Per Share. FAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, except where the effect of their inclusion would be antidilutive (i.e., in a loss period). Antidilutive stock options of 1,567,567 and 74,859 for the six months ended July 1, 2000 and July 3, 1999, respectively, were not included in the earnings per share calculations.

5.       Restructuring Charges

         During the three months ended July 1, 2000, the Company's management made certain decisions relating to the strategic repositioning of the Company's operations which resulted in a pretax restructuring charge of $22.7 million. These decisions included (1) the closure of three stores during the second quarter of 2000 ($4.7 million); (2) the planned sale or closure of seven stores during the remainder of 2000 ($9.9 million);
         (3) exit costs of previously closed or abandoned sites ($5.6 million); and (4) the discontinuation of e-commerce activities ($2.5 million).

         Components of the restructuring charge consist primarily of abandonment of fixed and intangible assets ($15.3 million); non-cancelable lease obligations into the year 2003 ($5.3 million); and write-down of the Company's long-term equity investment in an e-commerce business partner due to asset impairment ($2.1 million). Substantially all of the restructuring charges are non-cash expenses. In conjunction with the restructuring charge, the Company recorded a liability of $4.9 million of which $4.4 million remained as of July 1, 2000.

6.       Subsequent Events

         Subsequent to July 1, 2000, and as part of the Company's strategic repositioning, the Company sold three stores for approximately $2.0 million in cash.

         Also subsequent to July 1, 2000, the Company renewed and extended its credit facility from $120.0 million to $147.5 million. The facility may be further increased to $170.0 million, assuming available bank commitments. The facility, as increased and amended, consists of two separate lines of credit, one as a revolving line of $104.2 million and the remainder as a term loan, each with a three-year term expiring in 2003. The revolving line bears interest, at the Company's option, at prime rate or LIBOR plus 1.4%. The term loan bears interest at a rate determined by the type of interest rate protection instrument the Company purchases. The line of credit agreement includes certain financial and other covenants, as well as restrictions on payments of dividends. As of August 7, 2000, there were $73.4 million in borrowings outstanding under the revolving facility and $43.3 million in borrowings outstanding under the term loan.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         This report on Form 10-Q contains certain forward-looking statements regarding our future results of operations and performance. Important factors that could cause differences in results of operations include, but are not limited to, the availability and integration of acquisitions, the timing and execution of new store openings, relocations, remodels, sales and closures, the timing and impact of promotional and advertising campaigns, the impact of competition, changes in product supply, changes in management information needs, changes in customer needs and expectations, governmental and regulatory actions, and general industry or business trends or events, changes in economic or business conditions in general or affecting the natural foods industry in particular, and competition for and the availability of sites for new stores and potential acquisition candidates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Forward-Looking Statements."

Overview


     Store openings, closings, remodels, relocations and acquisitions. In the second quarter of 2000, we opened one new store in San Diego, California, acquired two operating stores in Hemet and Escondido, California, relocated one store in Las Vegas, Nevada, and closed three stores, one each in Denver, Colorado; Memphis, Tennessee; and Dallas, Texas. To date in the third quarter of 2000, we have opened two new stores in Cincinnati, Ohio and Portland, Oregon and sold the operations of three stores in West Hollywood, California; Norwalk, Connecticut; and Santa Fe, New Mexico. We plan to open, acquire or relocate as many as five stores in the remainder of 2000. We are actively looking for other acquisition opportunities and may complete additional acquisitions in 2000.

     As has been our past practice, we will continue to evaluate the profitability, strategic positioning, impact of potential competition on and sales growth potential of all of our stores on an ongoing basis. We may, from time to time, make decisions regarding closures, disposals, relocations or remodels in accordance with such evaluations. As a result of such evaluations, in the second quarter of 2000 we closed three stores. To date in the third quarter of 2000, we have sold three stores to a third party, and we are considering the sale or closure of as many as four more stores.

     In the second quarter of 2000, the Company undertook an assessment of its inventory of operating and vacant properties as part of a strategic repositioning of the Company. We made certain decisions related to the strategic repositioning of our operations which resulted in a pretax restructuring charge of $22.7 million. These decisions included (1) the closure of three stores during the second quarter of 2000 ($4.7 million); (2) the planned sale or closure of seven stores during the remainder of 2000 ($9.9 million); (3) exit costs of previously closed or abandoned sites ($5.6 million); and (4) the discontinuation of e-commerce activities ($2.5 million). Components of the restructuring charge consist primarily of abandonment of fixed and intangible assets ($15.3 million); non-cancelable lease obligations into the year 2003 ($5.3 million); and write-down of the Company's long-term equity investment in an e-commerce business partner due to asset impairment ($2.1 million). Substantially all of the restructuring charges are non-cash expenses. In conjunction with the restructuring charge, the Company recorded a liability of $4.9 million of which $4.4 million remained as of July 1, 2000.

     Our results of operations have been and will continue to be affected by, among other things, the number, timing and mix of store openings, acquisitions, relocations or closings. New stores build their sales volumes and refine their merchandise selection gradually and, as a result, generally have lower gross margins and higher operating expenses as a percentage of sales than more mature stores. We anticipate that the new stores opened in 2000 will experience operating losses for the first six to 12 months of operation, in accordance with historical trends. Further, acquired stores, while generally profitable as of the acquisition date, generate lower gross margins and store contribution margins than our company average due in part to their substantially lower volume purchasing discounts and due in part to a merchandise mix that may favor lower gross margin categories. Over time, typically six months, as we sell through the acquired inventories and are able to realize our volume purchase discounts, we expect that the gross margin and store contribution margin of the acquired stores will improve, in some cases approaching our Company average. Other factors that could cause acquired stores to perform at lower than expected levels include, among other things, turnover of regional and store management, disruption of advertising, changes in product mix and delays in the integration of purchasing programs. Given our current high concentration of acquired stores, including the Nature's, Wild Harvest, and Sun Harvest stores acquired in 1999, the Company is experiencing certain integration difficulties with some acquired stores that are having some negative impact on our consolidated results of operations. We expect that these stores will take longer than our average six months to show gross margin and store contribution margin improvements.

     We are actively upgrading, remodeling or relocating some of our older stores. We remodeled 10 of our older stores during the first six months of 2000 and plan to remodel or remerchandise as many as 20 of our older stores in the remainder of 2000 with some remodels extending into 2001. Remodels and relocations typically cause short-term disruption in sales volume and related increases in certain expenses as a percentage of sales, such as payroll. Remodels on average take between 90 and 120 days to complete. We cannot predict whether sales disruptions and the related impact on earnings may be greater in time or volume than projected in certain remodeled or relocated stores.

     Comparable store sales results. Sales of a store are deemed to be comparable commencing in the thirteenth full month of operations for new, relocated and acquired stores. A variety of factors affect our comparable store sales results, including, among others:

o the opening of stores by us or by our competitors in markets where we have existing stores o the relative proportion of new or relocated stores to mature stores o the timing of advertising and promotional events o store remodels o our ability to execute our operating plans effectively o changes in consumer preferences for natural foods products o general economic conditions.

Past increases in comparable store sales may not be indicative of future performance.

     Our comparable store sales results have been negatively affected in the past by, among other factors, planned cannibalization, which is the loss of sales at an existing store when we open a new store nearby, resulting from the implementation of our store clustering strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Store format and clustering strategy." We expect that comparable store sales results will continue to be negatively affected in 2000 by planned cannibalization due to the opening of new or relocated stores in several of our existing markets, including, among others, Phoenix, Arizona; San Diego, California; Kansas City and St. Louis, Missouri; Portland, Oregon; Albuquerque, New Mexico; and Salt Lake City, Utah. For certain stores opened in the second half of 1999 and the first half of 2000, we have experienced a higher degree of cannibalization than in the past in markets where we expected higher demand for additional stores. As a result of this higher degree of cannibalization, as well as reduced levels of marketing, increased competition in some regions and other factors, comparable store sales decreased 2% in the first half of 2000. We expect comparable store sales percentage results to continue at this slightly negative level for the remainder of 2000. There can be no assurance that comparable store sales for any particular period will not decrease in the future.

     Store format and clustering strategy. We operate two store formats: supermarket and urban. The supermarket format is generally 15,000 to 35,000 gross square feet, and typically generates higher sales and store contribution than the urban format stores, which are generally 8,000 to 15,000 gross square feet. Our profitability has been and will continue to be affected by the mix of supermarket and urban format stores opened, acquired or relocated and whether stores are being opened in markets where we have an existing presence. We expect to focus primarily on opening, acquiring or relocating supermarket format stores in the future but will consider additional urban stores when appropriate opportunities arise. In addition, we have pursued a strategy of clustering stores in each of our markets to increase overall sales, reduce operating costs and increase customer awareness. In the past, when we have opened a store in a market where we have an existing presence, our sales and operating results have declined at certain of our existing stores in that market. However, over time, we believe the affected stores generally will achieve store contribution margins comparable to prior levels on the lower base of sales. Certain new stores opened in 1999 and in the first half of 2000 have caused a greater degree of cannibalization than previously expected, and we are unable to determine at this time whether store contribution margins at the older, affected stores in these regions will rebound to their prior levels. In the remainder of 2000 we expect to cluster several more stores in certain existing markets and expect the sales and operating results trends for other stores in an expanded market to continue to experience temporary declines related to the clustering of stores. We are currently reevaluating our clustering strategy in response to greater than expected sales cannibalization in certain existing markets where we have recently opened new stores.

     We are currently considering certain revisions to our store format and design, including, among other things, expanding the average size of our suburban format stores to an average of 28,000 to 30,000 square feet, expanding our selections of gourmet and crossover products, housewares, gift items, beer and wine, bakery and floral and redesigning store layouts and signage. We are also considering expanding the Henry's Marketplace(R) farmers' market-style store format as a second, parallel store format. We believe this format, which is currently concentrated in the metropolitan San Diego, California area, appeals to a more value-conscious customer.

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

Results of Operations

     The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of sales:

                                                        Three Months Ended            Six Months Ended
                                                   ----------------------------- ---------------------------
                                                   July 1, 2000   July 3, 1999   July 1, 2000   July 3, 1999
                                                   ------------   ------------   ------------   ------------
Sales                                                   100.0%         100.0%         100.0%         100.0%
Cost of goods sold and occupancy costs                   68.8           69.5           68.7           69.6
                                                   ----------     ----------     ----------     ----------
Gross margin                                             31.2           30.5           31.3           30.4
Direct store expenses                                    22.4           21.4           22.2           21.3
Selling, general and administrative expenses              3.9            4.0            3.8            3.9
Pre-opening expenses                                      0.3            0.5            0.4            0.5
Restructuring charges                                    10.7                           5.4            3.3
                                                   ----------     ----------     ----------     ----------
Income (loss) from operations                            (6.1)           4.6           (0.5)           1.4
Interest expense, net                                     0.9            0.4            0.9            0.3
                                                   ----------     ----------     ----------     ----------
Income (loss) before income taxes                        (7.0)           4.2           (1.4)           1.1
Income tax expense (benefit)                             (2.9)           1.6           (0.6)           0.1
                                                   -----------    ----------     -----------    ----------
Net income (loss) before cumulative effect
     of change in accounting principles                  (4.1)           2.6           (0.8)           1.0
Cumulative effect of change in accounting
     principle, net of taxes                                                                           0.1
                                                   ----------     ----------     ----------     ----------
Net income (loss)                                        (4.1)%          2.6%          (0.8)%          0.9%
                                                   ===========    ==========     ===========    ==========

Sales Sales for the three months ended July 1, 2000, increased 22.8% to $212.8 million from $173.2 million for the same period in 1999. Sales for the six months ended July 1, 2000 increased 27.4% to $424.0 million from $332.9 million for the same period in 1999. The increase was primarily due to the opening of five new stores, acquisition of two stores, and relocation of three stores in the first six months of 2000, as well as the inclusion of 17 acquired stores, eight stores opened, and five stores relocated in 1999. Comparable store sales decreased 2% for the second quarter of 2000, as compared to an 8% increase for the same period in 1999, as a result of many factors, including higher than expected cannibalization of sales by new stores in several regions due to the implementation of our clustering strategy, reduced levels of marketing and, in certain regions, increased competition. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparable Store Sales Results.

Gross Profit Gross profit for the three months ended July 1, 2000, increased 25.6% to $66.3 million from $52.8 million for the same period in 1999. Gross profit for the six months ended July 1, 2000 increased 31.3% to $132.9 million from $101.2 million for the same period in 1999. The increase in gross profit is primarily attributable to the increase in number of stores operated by the Company. As a percentage of sales, gross profit for the second quarter of 2000 increased to 31.2% from 30.5% in the same period in 1999. Gross profit as a percentage of sales for the six months ended July 1, 2000 increased to 31.3% from 30.4% for the same period in 1999. The increase is attributed to the maturation of the Company's store base and the Company's increasing volume purchase discounts, as well as implementation of loss prevention policies.

Direct Store Expenses Direct store expenses for the three months ended July 1, 2000, increased 28.9% to $47.7 million from $37.0 million for the same period in 1999. Direct store expenses for the six months ended July 1, 2000 increased 32.7% to $94.2 million from $71.0 million for the same period in 1999. The increase in direct store expenses is attributable to the increase in the number of stores operated by the Company. As a percentage of sales, direct store expenses increased to 22.4% in the second quarter of 2000 from 21.4% for the same period in 1999. As a percentage of sales, direct store expenses for the six months ended July 1, 2000 increased to 22.2% from 21.3% for the same period in 1999. The increase is attributed to the increased number of acquired and newly-opened stores in late 1999, as well as significant investments that the Company has made in employee benefit programs, particularly expanded health insurance offerings.

Selling, General and Administrative Expenses Selling, general and administrative expenses for the three months ended July 1, 2000, increased 22.0% to $8.4 million from $6.8 million for the same period in 1999. Selling, general and administrative expenses for the six months ended July 1, 2000 increased 24.7% to $16.2 million from $13.0 million for the same period in 1999. The increase in selling, general and administrative expenses is primarily the result of additions to the Company's corporate and regional staffs to support the Company's growth. As a percentage of sales, selling, general and administrative expenses decreased to 3.9% from 4.0% for the same period in 1999. As a percentage of sales, selling, general and administrative expenses for the six months ended July 1, 2000 decreased to 3.8% from 3.9% for the same period in 1999. The decrease is primarily attributed to modest leverage of such expenses on a higher sales volume.

Pre-Opening Expenses Pre-opening expenses for the three months ended July 1, 2000, decreased 42.0% to $544,000 from $938,000 for the same period in 1999. Pre-opening expenses for the six months ended July 1, 2000 increased 17.7% to $1.9 million from $1.6 million for the same period in 1999. As a percentage of sales, pre-opening expenses for the three months ended July 1, 2000 decreased to 0.3% from 0.5% for the same period in 1999. As a percentage of sales, pre-opening expenses for the six months ended July 1, 2000 decreased to 0.4% from 0.5% for the same period in 1999. The changes in pre-opening costs are the result of the opening of five new stores and relocation of three stores in the first six months of 2000, all in the second quarter, as compared to two new stores and five relocations for the same period in 1999, with the two new stores and three of the relocations being in the second quarter.

Restructuring Charges During the three months ended July 1, 2000, the Company's management made certain decisions relating to the strategic repositioning of the Company's operations which resulted in a pre-tax restructuring charge of $22.7 million. These decisions included (1) the closure of three stores during the second quarter of 2000 ($4.7 million); (2) the planned sale or closure of seven stores during the remainder of 2000 ($9.9 million); (3) exit costs of previously closed or abandoned sites ($5.6 million); and (4) the discontinuation of e-commerce activities ($2.5 million). Components of the restructuring charge consist primarily of abandonment of fixed and intangible assets ($15.3 million); non-cancelable lease obligations into the year 2003 ($5.3 million); and write-down of the Company's long-term equity investment in an e-commerce business partner due to asset impairment ($2.1 million). Substantially all of the restructuring charges are non-cash expenses. In conjunction with the restructuring charge, the Company recorded a liability of $4.9 million of which $4.4 million remained as of July 1, 2000. During the three months ended July 3, 1999, the Company's management made certain decisions relating to the Company's operations and selected store closures, which resulted in approximately $10.9 million of restructuring expenses being recorded in the three months ended April 3, 1999. These decisions included (1) a change in the Company's strategic direction with respect to its two "Farm to Market" stores located in Buffalo Grove, Illinois, and Tempe, Arizona ($4.5 million), and (2) a decision by the Company's management to allocate corporate resources to servicing new and existing stores, rather than closed sites ($6.4 million). Components of the restructuring charge incurred in 1999 consisted primarily of non-cancelable lease obligations through the year 2000 ($1.2 million) and abandonment of fixed and intangible assets ($9.7 million). See "Notes to Consolidated Financial Statements - Note 4 - Subsequent Events" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Store openings, closings, remodels, relocations and acquisitions."

Interest Expense, Net Net interest expense for the three months ended July 1, 2000, increased 179.0% to $2.0 million, from $708,000 for the same period in 1999. Net interest expense for the six months ended July 1, 2000 increased 292.2% to $3.8 million from $958,000 for the same period in 1999. As a percentage of sales, net interest expense for the second three months ended July 1, 2000 increased to 0.9 % from 0.4% for the same period in 1999. As a percentage of sales, net interest expense for the six months ended July 1, 2000 increased to 0.9% from 0.3% for the same period in 1999. The increase is primarily attributable to increased borrowings on our line of credit to fund acquisitions, new stores, relocations and remodels.

Liquidity and Capital Resources

     Our primary sources of capital have been cash flow from operations, trade payables, bank indebtedness, and the sale of equity securities. Primary uses of cash have been the financing of new store development, new store openings, relocations, remodels, and acquisitions.

     Net cash provided by operating activities was $20.4 million during the first six months of 2000 as compared to $29.5 million during the same period in 1999. Cash provided by operating activities decreased during this period primarily due to decreases in accounts payable. We have not required significant external financing to support inventory requirements at our existing and new stores because we have been able to rely on vendor financing for most of the inventory costs, and we anticipate that vendor financing will continue to be available for the new store openings.

     Net cash used by investing activities was $51.5 million during the first six months of 2000 as compared to $97.3 million during the same period in 1999. The decrease is due to the acquisition of 13 stores in the first half of 1999, as compared to the acquisition of two stores in the first half of 2000, partially offset by increased expenditures in the second quarter of 2000 for new store construction and remodels.

     Net cash provided by financing activities was $22.3 million during the first six months of 2000 as compared to $70.9 million during the same period in 1999. The decrease reflects reduced borrowings under our revolving line of credit to fund fewer store acquisitions during the first six months of 2000.

     In the second quarter of 2000 we had a $120.0 million revolving credit facility. The facility had two separate lines of credit, one in the amount of $90.0 million with a three-year term expiring in 2002 and the other in the amount of $30.0 million with a one-year term, expiring in August 2000. Both bore interest, at our option, at the prime rate or LIBOR plus 1.15%. As of July 1, 2000, there were $87.3 million in borrowings outstanding under the $90.0 million line of this facility and $30.0 million in borrowings outstanding under the $30.0 million line. In the third quarter of 2000, we renewed and increased the existing credit facility to $147.5 million, which may be further increased at our request to $170.0 million, assuming available bank commitments. The facility as increased and amended has two separate lines of credit, a revolving line for $104.2 million and the remainder in a term loan facility, each with a three-year term expiring in 2003. The revolving line bears interest, at our option, at prime rate or LIBOR plus 1.4%. The term loan bears interest at a rate determined by the type of interest rate protection instrument that the Company purchases. The line of credit agreement includes certain financial and other covenants, as well as restrictions on payments of dividends. As of August 7, 2000, there were

$73.4 million in borrowings outstanding under the revolving facility and $43.3 million in borrowings outstanding under the term loan.

     We spent approximately $34.7 million during the first six months of 2000 for new store construction, development, remodels and maintenance capital expenditures, exclusive of acquisitions, and anticipate that we will spend $60 to $65 million in 2000 for new store construction, equipment, leasehold improvements, remodels and maintenance capital expenditures and relocations of existing stores, exclusive of acquisitions. Our average capital expenditures to open a leased store, including leasehold improvements, equipment and fixtures, have ranged from approximately $2.0 million to $3.0 million historically, excluding inventory costs and initial operating losses. We anticipate that our average capital expenditures will be $2.5 to $3.5 million in the future, partly because of increases in the size of new stores and partly because our new store prototype requires more expensive fixturing. Several stores previously projected to open in 2000 have been delayed to periods in 2000 later than originally planned or into 2001 because of delays in landlord turnover of sites and receipt of permits. Delays in opening new stores may result in increased capital expenditures and increased pre-opening costs for the site, as well as lower than planned sales for the Company.

     We have an inventory of closed stores with non-cancelable leases for which we are actively pursuing subtenants. There could be a negative impact on future cash flows if we are unable to offset the lease costs of these closed stores. We also own one vacant parcel of property acquired as part of the acquisition of the outstanding stock of Nature's Fresh Northwest in the second quarter of 1999, and an office building acquired in the fourth quarter of 1999 as part of the pooling of interests transaction with Sun Harvest Farms, Inc. We currently have contracts to sell the office building and vacant parcel in the second half of 2000.

     The cost of initial inventory for a new store has historically been approximately $500,000 to $600,000 and is projected to increase to $600,000 to $800,000 in the future as a function of the increase in average store size and the introduction of certain new categories of merchandise, including beer and wine and housewares; however, we obtain vendor financing for most of this cost. Pre-opening costs currently are approximately $250,000 to $350,000 per store and are expensed as incurred. The amounts and timing of such pre-opening costs will depend upon the availability of new store sites and other factors, including the location of the store and whether it is in a new or existing market for us, the size of the store, and the required build-out at the site. Costs to acquire future stores, if any, are impossible to predict and could vary materially from the cost to open new stores. There can be no assurance that actual capital expenditures will not exceed anticipated levels. We believe that cash generated from operations and funds available under our credit facility will be sufficient to satisfy our cash requirements, exclusive of additional acquisitions, through 2000.

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

Cautionary Statement Regarding Forward-Looking Statements

     This Report on Form 10-Q contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include statements as to the Company's plans to acquire, open or relocate additional stores, the anticipated performance of such stores, the impact of competition, the amount of restructuring charge taken in the second quarter of 2000, and other statements containing words such as "believes," "anticipates," "estimates," "expects,"

"may," "intends" and words of similar import or statements of management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause the actual results, market performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, the availability and integration of acquisitions, the timing and execution of new store openings, relocations, remodels, sales and closures, the timing and impact of promotional and advertising campaigns, the impact of competition, changes in product supply, changes in management information needs, changes in customer needs and expectations, governmental and regulatory actions, and general industry or business trends or events, changes in economic or business conditions in general or affecting the natural foods industry in particular, competition for and the availability of sites for new stores and potential acquisition candidates, and factors such as timing of closures and sales of stores. The Company undertakes no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

         The Company's exposure to interest rate changes is primarily related to its variable rate debt issued under its $120.0 million revolving credit facility. The facility has two separate lines of credit, one in the amount of $90.0 million with a three-year term expiring in 2002 and the other in the amount of $30.0 million with a one-year term, expiring in August 2000. Both bear interest, at our option, at the prime rate or LIBOR plus 1.15%. As of July 1, 2000, there were $87.3 million in borrowings outstanding under the $90.0 million line of this facility and $30.0 million in borrowings outstanding under the $30.0 million line. Because the interest rates on these facilities are variable, based upon the bank's prime rate or LIBOR, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of July 1, 2000 and using the average interest rate paid on borrowed funds during the second quarter of 2000, would be an annual increase or decrease of approximately $1.2 million in interest expense and a corresponding decrease or increase of approximately $696,000 in the Company's net income after taxes.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     In August 1998, we filed Wild Oats Markets, Inc. v. Plaza Acquisition, Inc. in United States District Court for the Northern District of Illinois, Eastern Division, seeking recovery of $300,000 in tenant improvement allowances owed to us by our landlord for the build-out of our Buffalo Grove, Illinois store. The landlord counterclaimed for $1 million in damages, alleging that we breached covenants requiring construction to be completed by a certain date and other operating covenants. After we closed the Buffalo Grove store in May 1999, the landlord increased its counterclaim to $3 million, including accelerated rent resulting from an alleged breach of a continuous operations clause in the lease. However, because the lease requires us to pay percentage rent only until a certain level of gross sales is achieved, and because that level was never achieved, the actual amount of rent due, even if accelerated, cannot be determined at this time. We asserted several defenses to the counterclaim. The landlord has presented its expert's report, measuring total damages at $7.4 million, and we have filed our own expert's report, asserting that there are no material damages incurred by the landlord. Trial has been set for November of 2000.

     In February 2000, the Company was named as defendant in Cornerstone III, LLC v. Wild Oats Markets, Inc., a suit filed in U.S. District Court for the Eastern District of Missouri by a former landlord who alleges that the Company breached its obligations under a lease agreement when Wild Oats notified the landlord that it was exercising its rights under the lease to terminate after the landlord failed to turn over possession of the leased property within the time period provided for in the lease. The plaintiff seeks $4.8 million in actual damages, as well as punitive damages. We have filed an answer denying the plaintiff's allegations. The Company filed a Motion for Partial Judgment on the Pleadings in June 2000. The motion requests the dismissal of two claims of and is pending judicial determination. No estimate of probability of success or potential damages can be made at this time.

Item 2.  Changes in Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders, held on May 5, 2000, the Company's stockholders elected the following directors for a three-year term:
Michael C. Gilliland and David M. Chamberlain for three-year terms. The directors were elected by the following number of votes:

          Director            For               Against

Michael C. Gilliland       19,743,084           171,732
David M. Chamberlain       19,744,490           170,326

The remaining directors whose terms continue after the meeting date are Elizabeth C. Cook, Brian Devine, David Ferguson, James McElwee, John Shields, and Morris Siegel.

Also at such meeting, the Company's stockholders approved an amendment to increase by 1,560,000 shares the number of shares of Common Stock reserved for issuance under the Wild Oats Markets, Inc. 1996 Equity Incentive Plan (the "Plan"), under which the Company may, from time to time, issue options exercisable for shares of the Common Stock, stock bonuses and rights to purchase restricted Common Stock. As of March 1, 2000, options exercisable for 2,828,384 shares of stock had been granted by the Company or exercised by the option holder, leaving a remaining pool of 261,837 shares available for future grant, assuming all outstanding options are exercised before their expiration or termination. The shareholders approved the amendment by the following vote:

    For               Against          Abstain        Broker Non-Votes

10,365,002           5,692,555         616,360            3,240,899

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

Exhibit
Number   Description of Document

27.1     Financial Data Schedule (second quarter 2000)
27.2     Restated Financial Data Schedule (second quarter 1999)

         Included herewith.


(b)      Reports on Form 8-K.

         Report dated April 27, 2000 reported under Item 5, Other
         Events, the Company's first quarter 2000 operating results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, County of Boulder, State of Colorado, on the 14th day of August 2000.

                    Wild Oats Markets, Inc.


                    By       /s/  Mary Beth Lewis
                             Mary Beth Lewis
                             Executive Officer, Vice President of Finance, and Chief Financial Officer
                             (Principal Financial and Accounting Officer)