Form 10-Q
period 2000-09-30
WILD OATS MARKETS INC
filed 2000-11-14
CIK 909990

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO
                                                        ---------     --------

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

         Yes      (X)                                         No       ( )

As of November 9, 2000, there were 23,146,539 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).


                                TABLE OF CONTENTS

                                                                                                     Page
PART I.     FINANCIAL INFORMATION

Item 1.   Financial Statements                                                                          3

               Consolidated Balance Sheet
                   September 30, 2000 (Unaudited) and January 1, 2000                                   3

               Consolidated Statement of Operations and Comprehensive Income (Unaudited)
                   Three and Nine Months Ended September 30, 2000 and October 2, 1999                   4

               Consolidated Statement of Cash Flows (Unaudited)
                   Nine Months Ended September 30, 2000 and October 2, 1999                             5

               Notes to Consolidated Financial Statements (Unaudited)                                   6

Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                            8

Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk                                                                       15

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings                                                                              16
Item 2.  Changes in Securities                                                                          16
Item 3.  Defaults Upon Senior Securities                                                                16
Item 4.  Submission of Matters to a Vote of Security Holders                                            16
Item 5.  Other Information                                                                              16
Item 6.  Exhibits and Reports on Form 8-K                                                               16

SIGNATURES                                                                                              17


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             WILD OATS MARKETS, INC.
                           Consolidated Balance Sheet
                        (in thousands, except share data)

                                                                          September 30,          January 1,
                                                                               2000                 2000
                                                                           (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                                            $     11,378          $    21,877
     Accounts receivable (less allowance                                         2,910                2,159
         for doubtful accounts of $321 and
         $259, respectively)
     Inventories                                                                55,447               51,412
     Income tax receivable                                                         333                  520
     Prepaid expenses and other current assets                                   2,250                2,424
     Deferred income taxes                                                       1,344                1,775
                                                                          ------------          -----------
         Total current assets                                                   73,662               80,167

Property and equipment, net                                                    173,803              156,156
Long-term equity investment                                                        228                1,500
Intangible assets, net                                                         117,493              108,734
Deposits and other assets                                                        4,012                4,072
                                                                          ------------          -----------
                                                                          $    369,198          $   350,629
                                                                          ============          ===========
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                     $     49,406          $    48,048
     Accrued liabilities                                                        18,757               30,381
     Current portion of debt and capital leases                                 12,375               22,709
                                                                          ------------          -----------
         Total current liabilities                                              80,538              101,138

Long-term debt and capital leases                                              113,631               80,328
Deferred income taxes                                                            4,660                1,185
Other long-term obligations                                                      6,212                2,591
                                                                          ------------          -----------
                                                                               205,041              185,242
                                                                          ------------          -----------
Stockholders' equity:

     Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding

     Common stock, $0.001 par value; 60,000,000
         shares authorized; 23,119,994 and 22,992,437
         shares issued and outstanding                                              23                   23
     Additional paid-in capital                                                149,720              148,307
     Retained earnings                                                          14,287               16,656
     Accumulated other comprehensive income                                        127                  401
                                                                          ------------          -----------
         Total stockholders' equity                                            164,157              165,387
                                                                          ------------          -----------
                                                                           $   369,198          $   350,629
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

                             WILD OATS MARKETS, INC.
          Consolidated Statement of Operations and Comprehensive Income
                      (in thousands, except per-share data)
                                   (Unaudited)

                                                       Three Months Ended             Nine Months Ended
                                                   September 30,     October 2,   September 30,      October, 2
                                                       2000           1999 (1)         2000           1999 (1)
Sales                                              $   207,201     $   186,522    $   631,214     $   519,372
Cost of goods sold and occupancy costs                 144,947         128,557        436,098         360,257
                                                   -----------     -----------    -----------     -----------
Gross profit                                            62,254          57,965        195,116         159,115
Operating expenses:
     Direct store expenses                              48,412          40,076        142,609         111,045
       Selling, general and administrative
       expenses                                          8,348           7,388         24,546          20,375
     Pre-opening expenses                                1,018             650          2,916           2,262
     Restructuring charges                                                 645         22,701          11,538
                                                   -----------     -----------    -----------     -----------
          Income from operations                         4,476           9,206          2,344          13,895
     Interest expense, net                               2,315           1,696          6,071           2,654
                                                   -----------     -----------    -----------     -----------
          Income (loss) before income taxes              2,161           7,510         (3,727)         11,241
     Income tax expense (benefit)                        1,086           2,628         (1,356)          2,926
                                                   -----------     -----------    -----------     -----------
Net income (loss) before cumulative
     effect of change in accounting principle
Cumulative effect of change in accounting
     principle, net of tax                               1,075           4,882         (2,371)          8,315
                                                   -----------     -----------    -----------     -----------
                                                                                                         (281)
Net income (loss)                                        1,075           4,882         (2,371)          8,034
                                                   -----------     -----------    -----------     -----------
Other comprehensive income (loss):
     Foreign currency translation
         adjustment, net                                  (202)            216           (270)            640
                                                   -----------     -----------    -----------     -----------
Comprehensive income (loss)                        $       873     $     5,098    $    (2,641)     $    8,674
                                                   ============    ===========    ===========     ============
Basic net income (loss) per common share:
     Net income (loss) before cumulative
         effect of change in accounting                 $ 0.05     $      0.21        $ (0.10)    $      0.36
         principle
Cumulative effect of change in accounting
     principle, net of tax                                                                              (0.01)
                                                   -----------     -----------    -----------     -----------
Net income (loss)                                  $      0.05     $      0.21    $     (0.10)    $      0.35
                                                   ============    ===========    ===========     ============
Diluted net income (loss) per common share:
     Net income (loss) before cumulative
         effect of change in accounting            $      0.05     $      0.21        $ (0.10)        $  0.35
         principle
Cumulative effect of change in accounting
     principle, net of tax                                                                              (0.01)
                                                   -----------     -----------    -----------     -----------
Net income (loss)                                  $      0.05     $      0.21        $ (0.10)        $  0.34
                                                   ============    ===========    ===========     ============
Average common shares outstanding                       23,102          22,884         23,048          22,759
Dilutive effect of stock options                           312             732                            595
                                                   -----------     -----------    -----------     -----------
Average common shares outstanding,
     assuming dilution                                  23,414          23,616         23,048          23,354
                                                   ============    ===========    ===========     ============

(1) Restated for poolings of interests.

         The accompanying notes are an integral part of the consolidated financial statements.


                             WILD OATS MARKETS, INC.
                      Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                          September 30,        October 2,
                                                                               2000             1999(1)
Cash Flows from Operating Activities
Net income (loss)                                                          $   (2,371)         $     8,034
Adjustments to reconcile net
     income (loss) to net cash provided
     by operating activities:
         Depreciation and amortization                                         18,691               25,027
         Restructuring charges                                                 22,701                2,157
         Gain on Sale of Assets                                                  (529)
         Deferred tax benefit                                                   1,577                  464
Change in assets and liabilities (net of acquisitions):
     Inventories                                                               (4,466)              (6,110)
     Receivables and other assets                                              (1,345)                (743)
     Accounts payable                                                           1,393                8,900
     Accrued liabilities                                                       (9,681)               1,785
                                                                           ----------           ----------
         Net cash provided by operating activities                             25,970               39,514
                                                                           ----------           ----------
Cash Flows from Investing Activities
Capital expenditures                                                          (46,296)             (38,249)
Proceeds from sale of assets                                                    3,227
Payment for purchase of acquired entities, net of cash acquired               (16,791)             (65,555)
Long-term equity investment                                                       (38)
                                                                           ----------           ----------
            Net cash used by investing activities                             (59,898)            (103,804)
                                                                           ----------           ----------
Cash Flows from Financing Activities
Net borrowings under line-of-credit agreement                                  24,495               80,000
Proceeds from notes payable and long-term debt                                                       1,334
Repayments on notes payable, long-term debt & capital leases                   (1,802)              (5,536)
Proceeds from issuance of common stock, net                                       745                1,849
Distributions to stockholders of pooled businesses                                                  (4,534)
                                                                           ----------           ----------
           Net cash provided by financing activities                           23,438               73,113
                                                                           ----------           ----------
Effect of exchange rate changes on cash                                            (9)                 428
                                                                           ----------           ----------
Net increase (decrease) in cash and cash equivalents                          (10,499)               9,251
Cash and cash equivalents at beginning of period                               21,877               11,389
                                                                           ----------           ----------
Cash and cash equivalents at end of period                                 $   11,378           $   20,640
                                                                           ==========           ==========
Non-Cash Investing and Financing Activities
Stock received in exchange for services                                    $     750
                                                                           =========
Non-cash adjustment to purchase price for Nature's acquisition                                  $    2,090
                                                                                                ==========

(1) Restated for poolings of interests.


         The accompanying notes are an integral part of the consolidated financial statements.

                             WILD OATS MARKETS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.       Accounting Policies

         The consolidated balance sheet as of September 30, 2000, the consolidated statement of operations for the three and nine months ended September 30, 2000 and October 2, 1999, as well as the consolidated statement of cash flows for the nine months ended September 30, 2000 and October 2, 1999 have been prepared without an audit. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation thereof, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with financial statements and notes thereto included in the Company's 1999 Annual Report to Stockholders. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

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

4.       Earnings Per Share

         Earnings per share are calculated in accordance with the provisions of FAS No. 128, Earnings Per Share. FAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, except where the effect of their inclusion would be antidilutive (i.e., in a loss period). Antidilutive stock options of 1,492,808 and 136,056 for the nine months ended September 30, 2000 and October 2, 1999, respectively, were not included in the earnings per share calculations.

5.       Restructuring Charges

         During the three months ended July 1, 2000, the Company's management made certain decisions relating to the strategic repositioning of the Company's operations which resulted in a pretax restructuring charge of $22.7 million. These decisions included (1) the closure of three stores during the second quarter of 2000 ($4.7 million); (2) the planned sale or closure of seven stores during the remainder of 2000 ($9.9 million);
         (3) exit costs of previously closed or abandoned sites ($5.6 million); and (4) the discontinuation of e-commerce activities ($2.5 million). Components of the restructuring charge consist primarily of abandonment of fixed and intangible assets ($15.3 million); non-cancelable lease obligations into the year 2003 ($5.3 million); and write-down of the Company's long-term equity investment in an e-commerce business partner due to asset impairment ($2.1 million). Substantially all of the restructuring charges are non-cash expenses. In conjunction with the restructuring charge, the Company recorded a liability of $4.9 million for non-cancelable lease obligations, of which $4.2 million remained as of September 30, 2000.

         Subsequent to September 30, 2000, the Company's management made certain decisions relating to the strategic repositioning of the Company's operations which will result in additional pre-tax restructuring charges of approximately $20 million in the fourth quarter. These decisions included the planned sale or closure of as many as eight additional stores during the remainder of 2000 and into 2001. Components of the restructuring charges will consist primarily of the abandonment of fixed and intangible assets (approximately $15 million) and noncancelable lease obligations through the year 2002 (approximately $5 million). Substantially all of the restructuring charges will be non-cash expenses.

6.       Long-Term Debt

         As of August 1, 2000, the Company renewed and extended its credit facility from $120.0 million to $157.5 million. The facility may be further increased to $170.0 million, assuming available bank commitments. The facility, as increased and amended, consists of two separate lines of credit, one as a revolving line of $111.2 million and the remainder as a term loan, each with a three-year term expiring in 2003. The revolving line bears interest, at the Company's option, at the prime rate or LIBOR plus 1.4%. The term loan bears interest at a rate determined by the type of interest rate protection instrument the Company purchases. The credit agreement includes certain financial and other covenants, as well as restrictions on payments of dividends.

         As of September 30, 2000, the Company was in violation of one financial covenant. In order to allow the Company and its lenders to complete an amendment to the credit facility, the Company obtained a waiver of the violation of the covenant through December 1, 2000, from all necessary lenders in exchange for a short-term limit on borrowings not to exceed $132 million and other short-term restrictions. The Company is currently negotiating an amendment to certain of the financial covenants in exchange for payment of an amendment fee and an increase in interest rates. The amendment, when negotiated, may also contain an additional covenant for capital expenditures. As of September 30, 2000, there were $73.4 million in borrowings outstanding under the revolving facility and $46.3 million in borrowings outstanding under the term loan.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         This report on Form 10-Q contains certain forward-looking statements regarding our future results of operations and performance. Important factors that could cause differences in results of operations include, but are not limited to, the success of the Company's currently proposed strategic repositioning, the availability and integration of acquisitions, the timing and execution of new store openings, relocations, remodels, sales and closures, the timing and impact of promotional and advertising campaigns, the impact of competition, changes in product supply, changes in management information needs, changes in customer needs and expectations, governmental and regulatory actions, and general industry or business trends or events, changes in economic or business conditions in general or affecting the natural foods industry in particular, and competition for and the availability of sites for new stores and potential acquisition candidates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Forward-Looking Statements."

Overview


     Store openings, closings, remodels, relocations and acquisitions. In the third quarter of 2000, we opened four new stores in Laguna Niguel, California; Cincinnati and Cleveland, Ohio; and Portland, Oregon, closed two stores in Santa Barbara, California and San Antonio, Texas (a Vitamin Expo vitamin store), and sold three stores in West Hollywood, California; Norwalk, Connecticut; and Santa Fe, New Mexico for an aggregate purchase price of approximately $2.0 million. To date in the fourth quarter of 2000, we have opened one new store in Bend, Oregon and closed five stores in Mission Viejo, California; Framingham, Massachusetts; Madison, New Jersey; Santa Fe, New Mexico; and San Antonio, Texas. We plan to open one additional store in the remainder of 2000 and may close or sell as many as seven stores, as previously announced.


     As has been our past practice, we will continue to evaluate the profitability, strategic positioning, impact of potential competition on and sales growth potential of all of our stores on an ongoing basis. We may, from time to time, make decisions regarding closures, disposals, relocations or remodels in accordance with such evaluations. As a result of such evaluations, in the third quarter of 2000 we closed two stores and sold three stores. To date in the fourth quarter, we have closed five stores identified for closure as part of our strategic repositioning, and are considering the sale or closure of as many as seven more stores in the fourth quarter of 2000 and/or first half of 2001.

     In the second quarter of 2000, the Company undertook an assessment of its inventory of operating and vacant properties as part of a strategic repositioning of the Company. We made certain decisions related to the strategic repositioning of our operations which identified as many as eight stores to be sold or closed and resulted in a pre-tax restructuring charge of $22.7 million. In conjunction with the restructuring charge, the Company recorded a liability of $4.9 million for noncancelable lease obligations, of which $4.2 million remained as of September 30, 2000. In the fourth quarter of 2000, as part of such ongoing strategic repositioning, the Company has further determined that it will close or sell up to an additional eight stores whose performance does not meet Company expectations. As a result of this decision to close or sell additional stores, the Company expects to record an additional pre-tax restructuring charge of approximately $20 million in the fourth quarter of 2000. As the result of recent research, the Company has expanded the scope of its strategic repositioning and plans to spend up to $20 million in the fourth quarter of 2000 and through the year 2001 for additional staff training, advertising, store and corporate office level staffing and other strategic initiatives designed to improve our store sales results.

     Our results of operations have been and will continue to be affected by, among other things, the number, timing and mix of store openings, acquisitions, relocations or closings. New stores build their sales volumes and refine their merchandise selection gradually and, as a result, generally have lower gross margins and higher operating expenses as a percentage of sales than more mature stores. We anticipate that the new stores opened in 2000 will experience operating losses for the first six to 12 months of operation, in accordance with historical trends. Further, acquired stores, while generally profitable as of the acquisition date, generate lower gross margins and store contribution margins than our company average due in part to their substantially lower volume purchasing discounts and to a merchandise mix that may favor lower gross margin categories. Over time, typically six months, as we sell through the acquired inventories and are able to realize our volume purchase discounts, we expect that the gross margin and store contribution margin of the acquired stores will improve.

     Other factors that could cause acquired stores to perform at lower than expected levels include, among other things, turnover of regional and store management, disruption of advertising, changes in product mix and delays in the integration of purchasing programs. Given our current high concentration of stores acquired or added to our store base in 1999, including the Henry's Marketplace(R), Nature's, Wild Harvest, and Sun Harvest stores, the Company is experiencing integration difficulties with some acquired stores that are having a negative impact on our consolidated results of operations. We expect that these stores will take substantially longer to show gross margin and store contribution margin improvements. As part of the Company's strategic repositioning, we plan to increase advertising expenditures and staffing at some of our acquired stores to change prior practices that may have contributed to weaker than expected performance from such stores.

     We are actively upgrading, remodeling or relocating many of our older stores. We remodeled 14 of our older stores during the first nine months of 2000 and plan to remodel or remerchandise as many as seven of our older stores in the remainder of 2000 with several remodels extending into 2001. Remodels and relocations typically cause short-term disruption in sales volume and related increases in certain expenses as a percentage of sales, such as payroll. Delays in the completion of some remodels has resulted in greater sales disruption than we had previously anticipated and higher than budgeted costs. Remodels on average take between 90 and 120 days to complete. We cannot predict whether sales disruptions and the related impact on earnings may be greater in time or volume than projected in certain remodeled or relocated stores.

     Comparable store sales results. Sales of a store are deemed to be comparable commencing in the thirteenth full month of operations for new, relocated and acquired stores. A variety of factors affect our comparable store sales results, including, among others:

o the opening of stores by us or by our competitors in markets where we have existing stores

o        the relative proportion of new or relocated stores to mature stores

o        the timing of advertising and promotional events

o        store remodels

o our ability to effectively execute our operating plans, including our strategic repositioning

o        changes in consumer preferences for natural food products

o        availability of produce and other seasonal merchandise

o        general economic conditions.

Past increases in comparable store sales may not be indicative of future performance.

     Our comparable store sales results have been negatively affected in the past by, among other factors, planned cannibalization, which is the loss of sales at an existing store when we open a new store nearby, resulting from the implementation of our store clustering strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Store format and clustering strategy." We expect that comparable store sales results will continue to be negatively affected in 2000 by planned cannibalization due to the opening of new or relocated stores in several of our existing markets, including, among others, Phoenix, Arizona; San Diego, California; Kansas City and St. Louis, Missouri; Portland, Oregon; Albuquerque, New Mexico; Nashville, Tennessee and Salt Lake City, Utah. For certain stores opened in the second half of 1999 and in the first three quarters of 2000, we have experienced a higher degree of cannibalization than in the past in markets where we expected higher demand for additional stores. As a result of this higher degree of cannibalization, as well as reduced levels of marketing, delays in remodels, increased competition in some regions and other factors, comparable store sales decreased 3% in the third quarter of 2000. We expect comparable store sales percentage results to decrease further for the remainder of 2000. Certain stores, such as the Henry's Marketplace(R) format stores, which depend heavily on produce sales, are more susceptible to sales fluctuations resulting from the availability and price of certain produce items. In addition, certain stores faced greater than expected competition both from other natural foods grocery stores and from increased natural foods offerings in conventional and gourmet grocery stores, which negatively affected comparable store sales results during the third quarter. There can be no assurance that comparable store sales for any particular period will not decrease in the future.

     Store format and clustering strategy. We operate two store formats: supermarket and urban. The supermarket format is generally 15,000 to 35,000 gross square feet, and typically generates higher sales and store contribution than the urban format stores, which are generally 8,000 to 15,000 gross square feet. Our profitability has been and will continue to be affected by the mix of supermarket and urban format stores opened, acquired or relocated and whether stores are being opened in markets where we have an existing presence. We expect to focus primarily on opening, acquiring or relocating supermarket format stores in the future but will consider additional urban stores when appropriate opportunities arise. As part of our announced strategic repositioning, we intend to increase the size of our stores over time to an average size of 28,000 to 30,000 square feet. In addition, we have pursued a strategy of clustering stores in each of our markets to increase overall sales, reduce operating costs and increase customer awareness. In the past, when we have opened a store in a market where we have an existing presence, our sales and operating results have declined at certain of our existing stores in that market. However, over time, we believe the affected stores generally will achieve store contribution margins comparable to prior levels on the lower base of sales. Certain new stores opened in 1999 and in the first three quarters of 2000 have caused a greater degree of cannibalization than previously expected, and at this time it does not appear that the store contribution margins at the older, affected stores in these regions will rebound to their prior levels. In certain existing markets the sales and operating results trends for other stores may continue to experience temporary declines related to the clustering of stores. We are currently reevaluating our clustering strategy in response to greater than expected sales cannibalization in certain existing markets where we have recently opened new stores.

     We are currently making revisions to our store format and design, including, among other things, expanding the average size of our suburban format stores to an average of 28,000 to 30,000 square feet, expanding our selections of gourmet and crossover products, housewares, gift items, beer and wine, bakery and floral and redesigning store layouts and signage. We are considering expanding the Henry's Marketplace(R) farmers' market-style store format as a second, parallel store format. We believe this format, which is currently concentrated in the metropolitan San Diego, California area, appeals to a more value-conscious customer.

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

Results of Operations

     The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of sales:

                                                        Three Months Ended            Nine Months Ended
                                                   Sept 30, 2000     Oct 2,      Sept 30, 2000     Oct 2,
                                                                      1999                          1999

Sales                                                  100.0%         100.0%         100.0%         100.0%
Cost of goods sold and occupancy costs                  70.0           68.9           69.1           69.4
                                                      ------         ------         ------         ------
Gross margin                                            30.0           31.1           30.9           30.6
Direct store expenses                                   23.4           21.5           22.6           21.4
Selling, general and administrative expenses             4.0            4.0            3.9            3.9
Pre-opening expenses                                     0.5            0.3            0.5            0.4
Restructuring charges                                                   0.3            3.6            2.2
                                                      ------         ------         ------         ------
Income from operations                                   2.2            4.9            0.4            2.7
Interest expense, net                                    1.1            0.9            1.0            0.5
                                                      ------         ------         ------         ------
Income (loss) before income taxes                        1.0            4.0           (0.6)           2.2
Income tax expense (benefit)                             0.5            1.4           (0.2)           0.6
                                                      ------         ------         -------        ------
Net income (loss) before cumulative effect               0.5            2.6           (0.4)           1.6
     Of change in accounting principles
Cumulative effect of change in accounting                                                             0.1
     Principle, net of taxes                          ------         ------         -------        ------
Net income (loss)                                        0.5%           2.6%          (0.4)%          1.5%
                                                      =======        =======        ========       =======


Sales

Sales for the three months ended September 30, 2000, increased 11.1% to $207.2 million from $186.5 million for the same period in 1999. Sales for the nine months ended September 30, 2000 increased 21.5% to $631.2 million from $519.4 million for the same period in 1999. The increase was primarily due to the opening of nine new stores and relocation of three existing stores in the first nine months of 2000, as well as the inclusion of 17 acquired stores, eight stores opened, and five stores relocated in 1999. Comparable store sales decreased by 3% for the third quarter of 2000, as compared to a 4% increase for the same period in 1999, as a result of many factors, including higher than expected cannibalization of sales by new stores in several regions due to the implementation of our clustering strategy, reduced levels of marketing, delays in remodels and, in certain regions, increased competition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparable Store Sales Results."

Gross Profit

Gross profit for the three months ended September 30, 2000, increased 7.4% to $62.3 million from $58.0 million for the same period in 1999. Gross profit for the nine months ended September 30, 2000 increased 22.6% to $195.1 million from $159.1 million for the same period in 1999. The increase in gross profit is primarily attributable to the increase in number of stores operated by the Company. As a percentage of sales, gross profit for the third quarter of 2000 decreased to 30.0% from 31.1% in the same period in 1999. The decrease is primarily attributed to acquisition integration difficulties in Portland, Boston and Texas. Gross profit as a percentage of sales for the nine months ended September 30, 2000 increased to 30.9% from 30.6% for the same period in 1999. The increase is attributed to the maturation of the Company's store base and the Company's increasing volume purchase discounts, as well as implementation of loss prevention policies.

Direct Store Expenses

Direct store expenses for the three months ended September 30, 2000, increased 20.7% to $48.4 million from $40.1 million for the same period in 1999. Direct store expenses for the nine months ended September 30, 2000 increased 28.5% to $142.6 million from $111.0 million for the same period in 1999. The increase in direct store expenses is attributable to the increase in the number of stores operated by the Company. As a percentage of sales, direct store expenses for the three months ended September 30, 2000 increased to 23.4% from 21.5% for the same period in 1999. As a percentage of sales, direct store expenses for the nine months ended September 30, 2000 increased to 22.6% from 21.4% for the same period in 1999. The increase is attributed to the increased number of acquired and newly-opened stores in late 1999, as well as significant investments that the Company has made in employee benefit programs, particularly expanded health insurance offerings.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2000, increased 13.0% to $8.3 million from $7.4 million for the same period in 1999. Selling, general and administrative expenses for the nine months ended September 30, 2000 increased 20.5% to $24.5 million from $20.4 million for the same period in 1999. The increase in selling, general and administrative expenses is primarily the result of additions to the Company's corporate and regional staffs to support the Company's growth. As a percentage of sales, selling, general and administrative expenses for the three months ended September 30, 2000 remained unchanged at 4.0% for the same period in 1999. As a percentage of sales, selling, general and administrative expenses for the nine months ended September 30, 2000 remained unchanged at 3.9% for the same period in 1999. As part of the Company's expanded strategic repositioning, we expect to spend additional funds on marketing at the national level, as well as increased corporate and regional support staffs. As a result of these increased expenditures, we expect that selling, general and administrative expenses will increase during the fourth quarter of 2000 and in 2001.

Pre-Opening Expenses

Pre-opening expenses for the three months ended September 30, 2000, increased 42.9% to $1.0 million from $700,000 for the same period in 1999. Pre-opening expenses for the nine months ended September 30, 2000, increased 26.1% to $2.9 million from $2.3 million for the same period in 1999. As a percentage of sales, pre-opening expenses for the three months ended September 30, 2000 increased to 0.5% from 0.3% for the same period in 1999. As a percentage of sales, pre-opening expenses for the nine months ended September 30, 2000 increased to 0.5% from 0.4% for the same period in 1999. The increase in pre-opening costs is the result of the timing of new store openings.

Restructuring Charges

During the second quarter of 2000, we made certain decisions relating to the strategic repositioning of our operations which resulted in a pre-tax restructuring charge of $22.7 million. These decisions included (1) the closure of three stores during the second quarter of 2000 ($4.7 million); (2) the planned sale or closure of seven stores during the remainder of 2000 ($9.9 million); (3) exit costs of previously closed or abandoned sites ($5.6 million); and (4) the discontinuation of e-commerce activities ($2.5 million). Components of the restructuring charge consist primarily of abandonment of fixed and intangible assets ($15.3 million); non-cancelable lease obligations into the year 2003 ($5.3 million); and write-down of the Company's long-term equity investment in an e-commerce business partner due to asset impairment ($2.1 million). Substantially all of the restructuring charges are non-cash expenses. In conjunction with the restructuring charge, the Company recorded a liability of $4.9 million for noncancelable lease obligations of which $4.2 million remained as of September 30, 2000. In the fourth quarter of 2000, the Company expanded its strategic repositioning and, as part of such expansion, decided to close or sell up to an additional eight stores which did not meet expectations. This decision will result in an additional pre-tax restructuring charge in the fourth quarter of 2000 of approximately $20 million for abandonment of fixed and intangible assets and non-cancelable lease obligations through the year 2002. See "Notes to Consolidated Financial Statements - Note 5 - Restructuring Charges" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Store openings, closings, remodels, relocations and acquisitions."

Interest Expense, Net

Net interest expense for the three months ended September 30, 2000, increased 35.3% to $2.3 million from $1.7 million for the same period in 1999. Net interest expense for the nine months ended September 30, 2000 increased 125.9% to $6.1 million from $2.7 million for the same period in 1999. As a percentage of sales, net interest expense for the three months ended September 30, 2000, increased to 1.1% from 0.9% for the same period in 1999. As a percentage of sales, net interest expense for the nine months ended September 30, 2000 increased to 1.0% from 0.5% for the same period in 1999. The increase is primarily attributable to increased borrowings on our line of credit to fund acquisitions, new stores, relocations and remodels. Interest expense may increase in the future as a result of increased borrowing and/or an expected increase in the interest rate under our revolving line of credit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below.


Liquidity and Capital Resources

     Our primary sources of capital have been cash flow from operations, trade payables, bank indebtedness, and the sale of equity securities. Primary uses of cash have been the financing of new store development, new store openings, relocations, remodels, and acquisitions.

     Net cash provided by operating activities was $26.0 million during the first nine months of 2000 as compared to $39.5 million during the same period in 1999. Cash provided by operating activities decreased during this period primarily due to a decrease in net income, before depreciation and amortization expense, and a decrease in accrued liabilities offset by an increase due to the restructuring charge during the second quarter of 2000. We have not required significant external financing to support inventory requirements at our existing and new stores because we have been able to rely on vendor financing for most of the inventory costs, and we anticipate that vendor financing will continue to be available for the new store openings.

     Net cash used by investing activities was $59.9 million during the first nine months of 2000 as compared to $103.8 million during the same period in 1999. The decrease is due to the acquisition of 13 stores in the first nine months of 1999, as compared to the acquisition of two stores in the first nine months of 2000, partially offset by increased expenditures in the third quarter of 2000 for new store construction and remodels.

     Net cash provided by financing activities was $23.4 million during the first nine months of 2000 as compared to $73.1 million during the same period in 1999. The decrease reflects lower incremental borrowings under our revolving line of credit to fund fewer store acquisitions during the first nine months of 2000.

         In the third quarter of 2000, we renewed and increased our existing revolving credit facility to $157.5 million, which may be further increased at our request to $170.0 million, assuming available bank commitments. The facility as increased and amended has two separate lines of credit, a revolving line for $111.2 million and the remainder in a term loan facility, each with a three-year term expiring in 2003. The revolving line bears interest, at our option, at prime rate or LIBOR plus 1.4%. The term loan bears interest at a rate determined by the type of interest rate protection instrument that the Company purchases. The credit agreement includes certain financial and other covenants, as well as restrictions on payments of dividends. As of September 30, 2000, we were in violation of one financial covenant. In order to allow the company and its lenders to complete an amendment to the credit facility, we obtained a waiver of the violation of the covenant through December 1, 2000, from all necessary lenders under the credit facility, in exchange for a short-term limitation on borrowings not to exceed $132 million and other short-term restrictions. We are currently negotiating an amendment to certain of the financial covenants under the credit facility in exchange for payment of an amendment fee and for an increase in our current interest rate. The amendment, when negotiated, may also contain an additional covenant for capital expenditures. As of September 30, 2000, there were $73.4 million in borrowings outstanding under the revolving facility and $46.3 million in borrowings outstanding under the term loan.

     We spent approximately $46.3 million during the first nine months of 2000 for new store construction, development, remodels and maintenance capital expenditures, exclusive of acquisitions, and anticipate that we will spend $50 to $55 million in 2000 for new store construction, equipment, leasehold improvements, remodels and maintenance capital expenditures and relocations of existing stores, exclusive of acquisitions. Our average capital expenditures to open a leased store, including leasehold improvements, equipment and fixtures, have ranged from approximately $2.0 million to $3.0 million historically, excluding inventory costs and initial operating losses. We anticipate that our average capital expenditures will be $2.5 to $3.5 million in the future, partly because of increases in the size of new stores and partly because our new store prototype requires more expensive fixturing. Several stores previously projected to open in 2000 have been delayed to periods in 2000 later than originally planned or into 2001 because of delays in landlord turnover of sites and receipt of permits. Delays in opening new stores may result in increased capital expenditures and increased pre-opening costs for the site, as well as lower than planned sales for the Company.

     We have an inventory of closed stores with non-cancelable leases for which we are actively pursuing subtenants. There could be a negative impact on future cash flows if we are unable to offset the lease costs of these closed stores.

     The cost of initial inventory for a new store has historically been approximately $500,000 to $600,000 and is projected to increase to $600,000 to $800,000 in the future as a function of the increase in average store size and the introduction of certain new categories of merchandise, including beer and wine and housewares; however, we obtain vendor financing for most of this cost. Pre-opening costs currently are approximately $250,000 to $350,000 per store and are expensed as incurred. The amounts and timing of such pre-opening costs will depend upon the availability of new store sites and other factors, including the location of the store and whether it is in a new or existing market for us, the size of the store, and the required build-out at the site. Costs to acquire future stores, if any, are impossible to predict and could vary materially from the cost to open new stores. There can be no assurance that actual capital expenditures will not exceed anticipated levels. We believe that cash generated from operations and funds available under our credit facility will be sufficient to satisfy the Company's cash requirements, exclusive of additional acquisitions, through 2000.

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

Cautionary Statement Regarding Forward-Looking Statements

     This Report on Form 10-Q contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include statements as to the Company's plans to open, acquire or relocate additional stores, the anticipated performance of such stores, the impact of competition, the amount of restructuring charges taken in the second and fourth quarters of 2000, the sufficiency of funds to satisfy the Company's cash requirements through 2000, our expectations for comparable store sales, our plans for expanding store format, other elements of our strategic repositioning, levels of cannibalization, expected levels of direct store expenses, selling, general and administrative expenses, pre-opening expenses and capital expenditures and other statements containing words such as "believes," "anticipates," "estimates," "expects," "may," "intends" and words of similar import or statements of management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause the actual results, market performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, the success of the Company's proposed strategic repositioning plan, the availability and integration of acquisitions, the timing and execution of new store openings, relocations, remodels, sales and closures, the timing and impact of promotional and advertising campaigns, the impact of competition, changes in product supply, changes in management information needs, changes in customer needs and expectations, governmental and regulatory actions, and general industry or business trends or events, changes in economic or business conditions in general or affecting the natural foods industry in particular, competition for and the availability of sites for new stores and potential acquisition candidates, and factors such as timing of closures and sales of stores. The Company undertakes no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

         The Company's exposure to interest rate changes is primarily related to its variable rate debt issued under its $157.5 million revolving credit facility. The facility has two separate lines of credit, a revolving line in the amount of $111.2 million and a term loan in the amount of $46.3 million, each with a three-year term expiring in 2003. Both bear interest, at our option, at the prime rate or LIBOR plus 1.4%. As of September 30, 2000, there were $73.4 million in borrowings outstanding under the $111.2 million revolving line of this facility and $46.3 million in borrowings outstanding under the $46.3 million term note. Because the interest rates on these facilities are variable, based upon the bank's prime rate or LIBOR, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of September 30, 2000, would be an annual increase or decrease of approximately $1.2 million in interest expense and a corresponding decrease or increase of approximately $761,000 in the Company's net income after taxes.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     In August 1998, the Company filed Wild Oats Markets, Inc. v. Plaza Acquisition, Inc. in United States District Court for the Northern District of Illinois, Eastern Division, seeking recovery of $300,000 in tenant improvement allowances owed to the Company by our landlord for the build-out of the Company's Buffalo Grove, Illinois store. The landlord counterclaimed for $1 million in damages, alleging that we breached covenants requiring construction to be completed by a certain date and other operating covenants. After the Company closed the Buffalo Grove store in May 1999, the landlord increased its counterclaim, including damages for accelerated rent resulting from an alleged breach of a continuous operations clause in the lease, and diminution in value of the shopping center. The Company asserted several defenses to the counterclaim. The court decided that the acceleration of rent clause of the lease was enforceable, although no determination of damages, if any, was made. The landlord has presented its expert's report, measuring total damages at $7.4 million, and the Company has filed its own expert's report, asserting that there are no material damages incurred by the landlord. Trial has been set for November of 2000.

     In February 2000, the Company was named as defendant in Cornerstone III, LLC v. Wild Oats Markets, Inc., a suit filed in U.S. District Court for the Eastern District of Missouri by a former landlord who alleged a breach of lease by the Company. The parties reached a settlement of all claims on September 18, 2000 and the suit was dismissed with prejudice.

Item 2.  Changes in Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

     The second paragraph of Note 6 to the Company's financial statements included in this report is hereby incorporated by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

 Exhibit
 Number   Description of Document

10.1 Amended and Restated Credit Agreement dated as of August 1, 2000 and August 31, 2000 between the Registrant, Wells Fargo Bank National Association, as Agent, and certain other lenders specified therein.

27.1      Financial Data Schedule (third quarter 2000)

27.2      Restated Financial Data Schedule (third quarter 1999)

(b)       Reports on Form 8-K.

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, County of Boulder, State of Colorado, on the 14th day of November 2000.

                       Wild Oats Markets, Inc.


                       By  /s/ Mary Beth Lewis
                           Mary Beth Lewis
                           Executive Officer, Vice President of Finance, and Chief Financial Officer
                           (Principal Financial and Accounting Officer)