Form 10-K
period 2000-12-30
WILD OATS MARKETS INC
filed 2001-03-30
CIK 909990

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

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

  Yes    ( X )    No       ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.( )

As of March 26, 2001, the aggregate market value of the voting stock held by non-affiliates (as defined by the regulations of the Securities and Exchange Commission) of the Registrant was $161,187,502, based upon the closing sale price of such stock on such date as reported on the NASDAQ National Market. As of March 26, 2001, the total number of shares outstanding of the Registrant's common stock, $.001 par value, was 24,604,209 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 22, 2001, have been incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS

                                                                            Page

PART I.

     Item 1.     Business.                                                     3

     Item 2.     Properties.                                                  10

     Item 3.     Legal Proceedings.                                           12

     Item 4.     Submission of Matters to a Vote of Security Holders.         12


PART II.

     Item 5.     Market for Registrant's Common Equity and Related
                 Stockholder Matters.                                         13

     Item 6.     Selected Financial Data.                                     14

     Item 7.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.                         15

     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk    22

     Item 8.    Financial Statements and Supplementary Data.                  24

     Item 9.    Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure.                       49


PART III.

     Item 10.   Directors and Executive Officers of the Registrant            50

     Item 11.   Executive Compensation                                        50

     Item 12.   Security Ownership of Certain Beneficial
                Owners and Management                                         50

     Item 13.   Certain Relationships and Related Transactions                50


PART IV.

     Item 14.   Exhibits, Financial Statements, Financial
                Statements Schedules and Reports on Form 8-K                  51

PART I.

Item 1. BUSINESS


Introduction

     Wild Oats Markets, Inc. ("Wild Oats") is the second largest natural foods supermarket chain in North America. As of March 30, 2001, we operated 109 natural food stores, including two small vitamin stores, in 23 states and British Columbia, Canada under several names, including:

o        Wild Oats Market (nationwide)
o        Henry's Marketplace (San Diego and Orange County, CA)
o        Nature's Fresh and Nature's Northwest (metropolitan Portland, OR)
o        Sun Harvest Market (TX)
o        Capers Community Market (British Columbia, Canada)

     We are dedicated to providing a broad selection of high quality natural and gourmet foods and related products at competitive prices in an inviting and educational store environment emphasizing customer service. Our stores range in size from 2,700 to 45,000 gross square feet and feature natural alternatives for virtually every product category found in conventional supermarkets. Wild Oats provides its customers with a one-stop, full-service shopping alternative to both conventional supermarkets and traditional health food stores. We believe we have developed a differentiated concept that appeals to a broader, more mainstream customer base than the traditional natural foods store. Our comprehensive selection of natural health foods products appeals to health conscious shoppers while we also offer virtually every product category found in a conventional supermarket, including grocery, produce, meat, poultry, seafood, dairy, frozen, food service, bakery, vitamins and supplements, health and body care and household items. Our positioning, coupled with industry data that states that the natural products industry comprises less than 5% of the total grocery industry, offers significant potential for us to continue to expand our customer base.

     Wild Oats' sales grew from $721.1 million during fiscal 1999 to $838.1 million during fiscal 2000, an increase of 16.2%, due largely to the opening of 11 new stores, the acquisition of two operating stores and the relocation of three stores in fiscal 2000. As part of the strategic repositioning announced by the Company in the second and fourth quarters of fiscal 2000, the Company identified as many as 18 stores for closure or sale, and during fiscal 2000, closed 15 natural foods stores and two small vitamin stores, and sold three stores. As a result, we had 106 stores located in 22 states and Canada at the end of fiscal 2000, as compared to 110 natural foods stores in 22 states and Canada as of the end of fiscal 1999.

     As a result of our aggressive growth over the last four years, we have increased our penetration of existing markets, entered new geographic markets and created a stronger platform for future growth. We believe our growth has resulted in operating efficiencies created by:

o        warehousing, distribution and administrative economies of scale
o        improved volume purchasing discounts
o        coordinated merchandising and marketing strategies

         Our aggressive growth has also resulted in certain acquisition integration difficulties that have had a negative impact upon our overall operating results in fiscal 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparable Store Sales Results."

Natural products industry

     Retail sales of natural products have grown from $7.6 billion in 1994 to $21.5 billion in 1999, a 23% compound annual growth rate, and total sales of natural products (including over the internet, by practitioners, by multi-level marketers and through mail order) reached $28.0 billion in 1999. Sales growth in the traditional grocery industry has remained relatively flat over the same period. We believe that this growth reflects a broadening of the natural products consumer base which is being propelled by several factors, including healthier eating patterns, increasing concern regarding food purity and safety and greater environmental awareness. While natural products generally have higher costs of production and correspondingly higher retail prices, we believe that more of the population now attributes added value to high quality natural products and is willing to pay a premium for such products. The increase in the availability of natural products in conventional supermarkets, whose sales of natural products increased by 19.1% in 1999, demonstrates the increase in consumer acceptance of natural products. Despite the increase in natural foods sales within conventional supermarkets, we believe that conventional supermarkets still lack the total shopping experience that natural foods stores offer. Many natural foods stores develop a more personal relationship with increased interaction between store staff and customers than that of conventional supermarkets. Conventional supermarkets may also have less appeal for natural foods shoppers because they are largely dependent on commercial brand names, resulting in a more limited selection of natural products from which to choose. In addition, conventional supermarkets may not be able to match our pricing in many categories because of the greater volume purchase discounts we receive on natural products. As a result, while conventional supermarkets may carry a limited selection of natural foods products, they do not duplicate the inventory of natural foods stores, which carry a more comprehensive selection of natural products sourced from a large number of independent vendors.

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

     Educational and entertaining store environment. Each store strives to create a fun, friendly and educational environment that makes grocery shopping enjoyable, encouraging shoppers to spend more time in the store and to purchase new products. In order to enhance our customers' understanding of natural foods and how to prepare them, we train our store staff to educate customers as to the benefits and quality of our products and prominently feature educational brochures and newsletters, as well as an in-store consumer information department. In addition, many stores offer cafe seating areas, espresso and fresh juice bars and in-store massage therapists, all of which emphasize the comfortable, relaxed nature of the shopping experience. We believe our knowledgeable store staff and high ratio of store staff to customers results in significantly higher levels of customer service than in a conventional supermarket. In fiscal 2001, we plan to increase staffing levels at many of our stores to address our guests' requests for higher service levels.

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

     Multiple store formats. We operate two store formats: natural foods supermarkets, which emphasize natural and organic products and high-quality service; and farmers' market stores, which emphasize fresh produce, natural living and value. Our multiple store format enables us to customize our stores to specific site characteristics and to meet the unique needs of a variety of markets. We believe that this multiple store format strategy allows us to operate successfully in a diverse set of markets, enabling us to reach a broader customer base and to increase our market penetration.

     Competitive pricing. We seek to offer products at prices which are at or below those of other natural foods stores. We have implemented a competitive price program designed to ensure that high quality, all natural items in each product category are offered at prices that are competitive with those offered on similar items in conventional supermarkets. We have also expanded our private label programs to include a large selection of high quality private label products under our "Wild Oats(R)" and "A Wild Oats Down to Earth Value" lines at competitive prices. We believe these pricing programs broaden our consumer appeal and encourage our customers to fill more of their shopping needs at our stores.

     Motivated staff. We have developed a unique culture by encouraging active participation and communication among all staff members, advocating store-level participation in a variety of marketing, merchandising and operating decisions and rewarding staff based upon the achievement of targeted store-level sales, profitability and other financial performance criteria. In addition, we seek to hire individuals dedicated to the concept of natural foods and a healthy lifestyle. We believe that these practices translate into a satisfied and motivated staff and a high level of customer service.

     In the first half of fiscal 2000, as part of a strategic repositioning announced by the Company, we conducted an in-depth survey of our guests and staff to determine who our target customers are and how best to market to and serve those target customers. The Company developed, from that survey data, a comprehensive strategic plan to increase sales, service, guest satisfaction and staff satisfaction. A test of several marketing and service initiatives was commenced in 14 stores in January 2001, including new merchandising, increased advertising, increases in staffing and implementation of certain personnel initiatives. The Company will evaluate the results from these stores through the first half of 2001 and then determine which, if any, of these initiatives will be implemented throughout the Company.

Growth strategy

     Our growth strategy is to increase sales and income through:

o        improved guest service and store execution
o        opening of new stores
o        year over year comparable store sales growth

     We plan to open and relocate as many as eight stores in fiscal 2001. We intend to continue our expansion strategy by increasing penetration in existing markets and expanding into new regions which we believe are currently underserved by natural foods retailers. While we believe that most of our store expansion will result from new store openings, we may continue to evaluate acquisition opportunities in both existing and new markets.

     As of the date of this report, we have opened four new stores (Irvine, California; Westport, Connecticut; Omaha, Nebraska and Cleveland, Ohio) in fiscal 2001. We currently have leases or letters of intent signed for seven additional new stores to be opened or relocated in the remainder of fiscal 2001 and in fiscal 2002, including two relocations of existing stores. The proposed sites are in southern California (three sites), south Florida, Kentucky, Missouri and Maine.

     Our growth strategy will be affected in fiscal 2001 and beyond by our ability to successfully renegotiate the terms of our existing credit facility, which is currently in non-monetary default as a result of two financial covenant violations, although the lenders have not accelerated repayment of our outstanding borrowings. We are currently negotiating an amendment to the credit facility to waive the outstanding defaults and provide covenant relief in exchange for an increase in interest rates, limitations on the execution of leases and capital expenditures, and the granting of a security interest in certain of our assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Acquisition of assets of independent and small chain natural foods store operators. During fiscal 2000, we acquired two operating natural foods grocery stores in Hemet and Escondido, California.

     Opening of new stores. In fiscal 2000, we opened 11 new stores in Laguna Niguel, San Diego (two) and Yorba Linda, California; Kansas City, Kansas; St. Louis, Missouri; Reno, Nevada; Cleveland and Cincinnati, Ohio; Bend and Portland, Oregon; and relocated three stores in West Hartford, Connecticut; Las Vegas, Nevada; and Salt Lake City, Utah. We also closed 15 underperforming natural foods stores and two small vitamin stores, as well as sold three stores in related transactions. To date in fiscal 2001, we have opened four new stores in Irvine, California; Westport, Connecticut; Omaha, Nebraska and Cleveland, Ohio; and closed one store. In fiscal 1999, we opened eight new stores in Phoenix, Arizona; San Diego, California; Hinsdale and Evanston, Illinois; Madison, New Jersey; Albuquerque, New Mexico; Tulsa, Oklahoma; and Nashville, Tennessee; and relocated five stores in Phoenix, Arizona; Ft. Collins, Colorado; Portland, Oregon; Salt Lake City, Utah; and Memphis, Tennessee.

     Year over year comparable store sales growth. Comparable store sales declined 2.6% in 2000, due to greater than expected competition and cannibalization of existing stores, integration difficulties from certain stores acquired in fiscal 1999 and difficulties in implementing our operating strategies. After in-depth examination of our operations and surveying of our guests and staff, we formulated a strategic plan to increase sales that includes increasing store size, staffing levels, and advertising, as well as remerchandising with an emphasis on food service, artisan products and mercantile. We intend to attract new customers, generate repeat business and gradually increase the size of the average transaction by introducing, expanding and improving key merchandise categories such as perishables (produce, deli and prepared foods) and private label products, as well as implementing expanded marketing programs and improving customer service through aggressive training programs.

     Our comparable store sales results have been negatively affected in the past by planned cannibalization, which is the loss of sales at an existing store when we open a new store nearby. The greater than expected cannibalization we experienced in fiscal 2000 as a result of the opening of stores in existing markets has diminished and will continue to diminish as we approach the one-year anniversary of the new stores. There can be no assurance that comparable store sales for any particular period will not decrease in the future.

Products

     We offer our customers a broad selection of unique, high-quality products that are natural alternatives to those found in conventional supermarkets. We generally do not offer well-known national conventional brands and focus instead on a comprehensive selection of lesser-known natural branded products within each category. Although the core merchandise assortment is similar at each of our stores, individual stores adapt the product mix to reflect local and regional preferences. Our stores source produce from local organic growers whenever possible and typically offer a variety of local products unique to the region. In addition, in certain markets, our stores may offer more food service, gourmet and ethnic items as well as feature more value-added services such as gift baskets, catering and home delivery, while in other markets, a store may focus more on bulk foods, produce and staple grocery items. We regularly introduce new high-quality and locally-grown products in our merchandise selection to minimize overlap with products carried by conventional supermarkets.

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

     Quality standards. Our objective is to offer products that generally meet the following standards:

o free of preservatives, artificial colors, chemical additives and added hormones
o        organically grown, whenever possible
o        minimally processed
o        not tested on animals

     We continually evaluate new products, quality issues and controversial ingredients and frequently counsel store managers on compliance with our product standards.

     Private label. The natural foods industry is highly fragmented and characterized by many small independent vendors. As a result, we believe that our customers do not have strong loyalty to particular brands of natural foods products. In contrast to conventional supermarkets whose private label products are intended to be low cost alternatives to name-brand products, we have developed our "Wild Oats(R)" private label program in order to build brand loyalty to specific products based on our relationship with our customers and our reputation as a natural foods authority. Through this program, we have successfully introduced a number of high quality, unique private label products, such as cereals, breads, salad dressings, vitamins, chips, salsa, pretzels, cookies, juices, pasta, pasta sauces, oils, frozen products such as pizza and veggie burgers, and pet foods. In fiscal 2000, we introduced a new line of "Wild Oats(R)" imported goods, including olive oil, roasted red peppers, pickles and cherries. We intend to continue to expand our private label product offerings on a selected basis. In fiscal 1999, we introduced our "A Wild Oats Down to Earth Value" label of "staple" products, such as peanut butter, cookies, coffee, canned tomatoes, bottled water and paper products, to offer our customers quality natural products at competitive prices.

     Pricing. In general, natural and gourmet foods and related products have higher costs of production and correspondingly higher retail prices than conventional grocery items. Our pricing strategy has been to maintain prices that are at or below those of our natural foods competitors while educating our customers about the higher quality and added value of our products to differentiate them from conventional products. Like most conventional supermarkets, we regularly feature dozens of sale items. Sale items are promoted through a variety of media, including direct mail, newspapers and in-store flyers. We regularly monitor the prices at natural foods and conventional supermarket competitors to ensure our prices remain competitive.

Company culture and store operations

     Company culture. Our culture is embodied in our mission statement, which stresses responsibility to our guest, our staff, our bottom line, and our communities. In particular, we believe that knowledgeable, satisfied and motivated staff members have a positive impact on store performance and overall profitability. We have made a substantial commitment to staff training, including the creation of "Wild Oats University," an in-house training program, and in fiscal 2000 we hired a Vice President of Training and Development to oversee staff training, with a focus on improved guest service.

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

     Staff members at the store and home-office levels participate in an incentive plan that ties compensation awards to the achievement of specified store-level or company-wide sales, profitability and other performance criteria. We also seek to foster enthusiasm and dedication in our staff members through comprehensive benefits packages, including health and disability insurance and an employer-matching 401(k) plan.

Purchasing and distribution

     We have a centralized purchasing function which sets product standards, approves products and negotiates volume purchase discount arrangements with distributors and vendors. Individual store purchases are handled through department managers who make purchasing decisions within these established parameters. This approach enables each store to customize its product mix to meet the needs and preferences of its customers while adhering to our established product standards and allowing each store to benefit from our volume purchasing discounts.

     The wholesale segment of the natural foods industry provides a large and growing array of product choices across the full range of grocery product categories. Although we purchase products from approximately 8,000 suppliers, in fiscal 2000 approximately 27% of the Company's inventory purchases were from United Natural Foods Inc. ("UNFI"), a wholesale distributor that operates multiple warehouses nationwide and with whom we are in the second of a four-year buying agreement. We believe that UNFI has the capacity to service all of our existing stores as well as most of our future sites. As a result of our rapid growth, we have been able to negotiate greater volume discounts with this distributor and certain other vendors. In fiscal 1999, we entered into a supply agreement with Nutricia (formerly GNP), under which Nutricia manufactures for us certain private label vitamins and supplements. The agreement has a three-year term, but is terminable by either party with advance notice. We have no supply contracts with the majority of our smaller vendors, who could discontinue selling to us at any time. Although we believe that we could develop alternative sources of supply, any such termination may create a short-term disruption in store-level merchandise selection.

     Most products are delivered directly to our stores by vendors and distributors. We currently operate four warehouse facilities in Denver, Colorado; Los Angeles and San Diego, California and San Antonio, Texas, which receive and distribute truckload purchases of produce and grocery items and distribute products that cannot be delivered directly to the stores by outside vendors. We maintain a small fleet of local delivery vans and over-the-road trucks. As we enter new markets, we will evaluate the need for additional warehouse and distribution facilities.

     We operate six commissary kitchens in Phoenix, Arizona; Los Angeles, California; Denver, Colorado; Santa Fe, New Mexico; Portland, Oregon and Vancouver, British Columbia, Canada, as well as a bakeries in Phoenix and Tucson, Arizona; San Diego, California and Denver, Colorado. These facilities produce deli food, take-out food, bakery products and certain private label items for sale in our stores. Each kitchen can make daily deliveries to stores within a hundred mile radius of the facility. We will evaluate the need for new commissary kitchens as we expand into new markets.

Marketing

     We recognize the importance of building brand awareness within our trade area and advertise in traditional media outlets such as radio, newspapers, outdoor and direct mail to gain new customer trial and repeat business. As part of our marketing strategy, we have increased our use of radio, direct mail and newspaper inserts to increase our market exposure to a broader base of customers. Our farmers' market format stores primarily use flyers and "weekly specials" advertising to generate consumer interest and increase customer traffic. We also focus on in-store consumer education through the use of a variety of media, including in-store flyers, informational brochures and signage that promote the depth of our merchandise selection, benefits of natural products and competitive prices. When we first enter a new market, we execute an intense marketing campaign to build awareness of our new store and its selection of natural products. After the initial campaign, this advertising is supplemented by the marketing strategies described above.

     Our advertising costs historically have been less than 1.5% of sales, although as part of our strategic repositioning, we intend to expand our advertising program in certain regions, which will increase advertising expense in those regions. We operate a multifaceted annual promotional program to our vendors which allows for different degrees of promotional participation. In exchange for participation in our promotional program, vendors receive access to national advertising programs and feedback on volume movement.

Management information systems

     Our management information systems have been designed to provide detailed store-level financial data, including sales, gross margin, payroll and store contribution, to regional directors and store directors and to our headquarters on a timely basis. Currently, certain inventory management systems are processed manually. We purchased a software system that allows us to establish centralized pricing on certain merchandise and to track product movement, and have implemented such system in all of our Wild Oats stores. In the first half of fiscal 2001, we will be installing the system to track product movement in our Henry's Marketplace stores in the metropolitan San Diego area. The Henry's stores host their own pricing structure.

     We have implemented new, faster credit card processing systems company-wide to reduce transaction time at the cash register and the cost to us of individual credit card transactions. We have also implemented a wide-area network to allow faster data transmissions between our headquarters and stores, and between our stores and our credit card processor. The credit card processing system is fully operational in our stores, with the exception of the stores in Canada and a few of our smaller stores.

     In fiscal 1999, we standardized our timekeeping systems throughout our stores, and installed new software that now allows us to process payroll in-house instead of through a third-party processor. In the first quarter of fiscal 2001, we began processing our Canadian payroll in-house. We believe that by handling payroll in-house, we have greater accuracy in payroll processing, greater control over payroll and, in the future, we expect to realize a cost savings by not paying outside processing fees.

Competition

     Our competitors currently include other independent and multi-unit natural foods supermarkets, smaller traditional natural foods stores, conventional supermarkets and specialty grocery stores. While certain conventional supermarkets, smaller traditional natural foods stores and small specialty stores do not offer as complete a range of products as we do, they compete with us in one or more product categories. A number of other natural foods supermarkets offer a range of natural foods products similar to those offered in our stores. We believe that the principal competitive factors in the natural foods industry include customer service, quality and variety of selection, store location and convenience, price and store atmosphere. We believe that our primary competitor is Whole Foods Market, Inc., a company based in Texas. We currently compete directly with Whole Foods in California, Colorado, Florida, Illinois, Massachusetts, New Mexico and Texas.

Employees

     As of March 1, 2001, we employed approximately 6,730 full-time individuals and 2,350 part-time individuals. Approximately 8,830 of our employees are engaged at the store-level and 250 are devoted to regional administrative and corporate activities. We believe that we maintain a good relationship with our employees. One small group of employees at one of our acquired stores was unionized at the time of the store's acquisition and continues to be unionized, and the workforce was unionized at another smaller store subsequently sold as part of a multi-store transaction in fiscal 2000. We anticipate that in the future one or more of our stores may be the subject of attempted organizational campaigns by labor unions representing grocery industry workers, and that from time to time certain of our stores may be picketed by local labor unions relating to area wage and benefit standards. Four of our stores (including two Henry's stores in metropolitan San Diego, California) are currently being picketed relating to area standards.

Going Concern Matters

     The financial statements accompanying this report on Form 10-K have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in "Notes to Consolidated Financial Statements - Note 2 - Going Concern Matters", the terms of our credit facility require, among other things, compliance with certain financial ratios on a quarterly basis. As a result of restructuring charges incurred during fiscal 2000, we were not in compliance with the fixed charge coverage ratio and minimum net income covenants under our credit facility as of and for the quarter ended December 30, 2000, and as a result, our lenders have issued a notice of default, although no acceleration of outstanding debt has been requested. All borrowings outstanding under the credit facility at December 30, 2000 are considered to be due on demand and accordingly, are classified as a current liability at December 30, 2000. We currently do not have sufficient funds to pay all outstanding indebtedness. The Company currently is negotiating an amendment of its credit facility that may include the payment of an amendment fee, an increase in interest rates, a security interest in certain of our assets and additional covenants relating to capital expenditures and new leases. In conjunction with the Company's negotiations to amend its credit facility and obtain less restrictive covenants and other terms and conditions therein, the Company also proposes to raise approximately $30.0 million in equity financing to provide additional liquidity. If the Company's lenders accept the amendments currently proposed by the Company, then the Company's borrowing capacity would be limited to $125 million, the maturity date of the credit facility would remain August 1, 2003, the interest rate would be increased periodically, and all existing events of default would be waived as of the amendment date. If we are not successful in negotiating an amendment acceptable to our lenders, the lenders could accelerate repayment of all outstanding indebtedness. We currently do not have sufficient funds to repay all outstanding indebtedness. Although no assurances can be given, we expect that we would be in compliance throughout the term of the amended credit facility with respect to the financial and other covenants, including those regarding funded debt ratio, fixed charge coverage ratio, minimum year-to-date net income, tangible net worth, capital expenditure limits, and new lease limits. We believe that cash generated from operations will be sufficient to satisfy the Company's currently budgeted capital expenditure and debt service requirements through fiscal 2001 and that no additional funding will be necessary. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


Item 2. PROPERTIES

     We currently lease approximately 29,500 square feet for our corporate office in Boulder, Colorado. The lease has two and one-half years remaining on the term, with two three-year renewal options. We have been in negotiations with the landlord for expansion of our office space by an additional 12,000 square feet.

     We lease all of our currently operating stores. We currently have letters of intent or leases signed for seven sites projected to be opened in the remainder of fiscal 2001 and in fiscal 2002, including one relocation. In fiscal 1999, we acquired certain unimproved real property in Oregon in conjunction with the acquisition of the stock of Nature's Fresh Northwest, Inc., and an office building in San Antonio, Texas as part of the pooling-of-interest transaction with Sun Harvest Farms, Inc. In fiscal 2000, we sold the property in Oregon and the office building in Texas. Our leases typically provide for a 10- to 25-year base term and generally have several renewal periods. The rental payments are either fixed base rates or percentages of sales with minimum rentals. All of the leases are accounted for as operating leases.

Store locations

     The following map and store list show, as of March 30, 2001, the number of natural foods grocery stores and two small vitamin stores in Texas that Wild Oats operates in each state and Canadian province and the cities in which Wild Oats stores are located:

[map]




   ------------------------ ----------------------------- -------------------------- ------------------------------
   Arizona                  Connecticut                   Nebraska                   Tennessee
   Phoenix (2)              West Hartford                 Omaha                      Memphis
   Scottsdale               Westport                                                 Nashville (2)
   Tucson (3)                                             Nevada
                            Florida                       Las Vegas (2)              Texas
   Arkansas                 Boca Raton                    Reno                       Austin (2)
   Little Rock              Fort Lauderdale                                          Corpus Christi
                            Melbourne                     New Jersey                 El Paso (2)
   California               Miami                         Princeton                  McAllen
   Berkeley                 Miami Beach                                              San Antonio (4)
   Escondido                West Palm Beach               New Mexico
   Hemet                                                  Albuquerque (3)            Utah
   Irvine                   Illinois                      Santa Fe                   Salt Lake City (2)
   Laguna Beach             Evanston
   Laguna Niguel            Hinsdale                      New York                   Washington
   Los Angeles                                            New York City              Vancouver
   Pasadena                 Indiana
   Sacramento               Indianapolis                  Ohio                       British Columbia, Canada
   San Anselmo                                            Cincinnati                 Vancouver (2)
   San Diego (12)           Kansas                        Cleveland (2)              Victoria
   Santa Monica (2)         Kansas City (2)               Upper Arlington            West Vancouver
   Sunnyvale
   Yorba Linda              Massachusetts                 Oklahoma
                            Boston (3)                    Tulsa
   Colorado
   Boulder (3)              Missouri                      Oregon
   Colorado Springs         Kansas City                   Bend
   Denver (7)               St. Louis (2)                 Eugene (2)
   Fort Collins                                           Portland (7)


   ------------------------ ----------------------------- -------------------------- ------------------------------

Item 3. LEGAL PROCEEDINGS

     In August 1998, we filed Wild Oats Markets, Inc. v. Plaza Acquisition, Inc. in United States District Court for the Northern District of Illinois, Eastern Division, seeking recovery of $300,000 in tenant improvement allowances owed to us by our landlord for the build-out of our Buffalo Grove, Illinois store. The landlord counterclaimed for $1 million in damages, and after we closed the Buffalo Grove store in May 1999, the landlord increased its counterclaim to $3 million, including accelerated rent resulting from an alleged breach of a continuous operations clause in the lease. In December 2000, following trial, the court awarded the landlord approximately $27,000.

     Alfalfa's Canada, Inc., our Canadian subsidiary, is a defendant in a suit brought in the Supreme Court of British Columbia, by one of its distributors, Waysafer Wholefoods Limited and one of its principals, seeking monetary damages for breach of contract and injunctive relief to enforce a buying agreement for three Canadian stores entered into by a predecessor of Alfalfa's Canada, Inc. The suit was filed in September 1996. In June 1998, we filed a Motion for Dismissal on the grounds that the contract in dispute constituted a restraint of trade. The Motion was subsequently denied. We do not believe our potential exposure in connection with the suit to be material to our consolidated financial position, results of operations, or cash flows.

     In January 2001, we were named as defendant in Glades Plaza, LP v. Wild Oats Markets, Inc., a suit filed in the 15th Judicial Circuit Court, Palm Beach County, Florida, by a landlord alleging we breached our lease obligations when we gave notice of termination of the lease for landlord's default in not timely turning over the premises. The plaintiff seeks unspecified damages.

     In February 2001, we were named as defendant in Grange Investments, Inc. v. Wild Oats Markets, Inc., a suit filed in United States District Court, District of Connecticut, by the purchaser of a former Wild Oats store for breach of a noncompetition covenant. The plaintiff seeks injunctive relief and damages. The parties are currently in settlement discussions.

     We also are named as defendant in various actions and proceedings arising in the normal course of business. In all of these cases, the Company is denying the allegations and is vigorously defending against them and, in some cases, has filed counterclaims. Although the eventual outcome of the various lawsuits cannot be predicted, it is management's opinion that these lawsuits will not result in liabilities that would materially affect the Company's consolidated results of operations, financial position or cash flows.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II.

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the NASDAQ National Market under the symbol "OATS".

     The following are the quarterly high and low sales prices (adjusted for the 3-for-2 splits described below) for each quarter of the past two years:

                                                               HIGH                      LOW
                                                             --------                  --------
         First Quarter 1999                                   21.330                    14.670
         Second Quarter 1999                                  20.500                    16.500
         Third Quarter 1999                                   27.420                    20.040
         Fourth Quarter 1999                                  28.500                    17.440

         First Quarter 2000                                   22.750                    15.313
         Second Quarter 2000                                  23.500                     8.000
         Third Quarter 2000                                   14.250                     9.313
         Fourth Quarter 2000                                  13.000                     3.875


     As of March 26, 2001, Wild Oats' common stock was held by 687 stockholders of record. No cash dividends have been declared previously on our common stock, and we do not anticipate declaring a cash dividend in the near future. Our revolving line of credit facility contains restrictions on the payment of cash dividends without lender consent for so long as amounts remain unpaid under the facility. On January 7, 1998, and on December 1, 1999, Wild Oats effected 3-for-2 stock splits of its common stock for securities held of record as of December 22, 1997 and November 17, 1999, respectively.

Item 6. SELECTED FINANCIAL DATA
        (in thousands, except per-share amounts and number of stores)

The following data for the fiscal years ended December 30, 2000; January 1, 2000; January 2, 1999; December 27, 1997; and December 28, 1996 are derived from the consolidated financial statements of the Company. The following data should be read in conjunction with the Company's consolidated financial statements, related notes thereto and other financial information included elsewhere in this report on Form 10-K.

FISCAL YEAR                                         2000          1999          1998          1997          1996
---------------------------------------------------------------------------------------------------------------------

STATEMENT OF OPERATIONS DATA:
    Sales                                         $ 838,131     $ 721,091      $ 530,726     $ 431,974   $ 299,567
    Cost of goods sold and occupancy costs          581,980       499,627        369,475       301,644     208,454
                                                 ------------  ------------  ------------  ------------  ------------
    Gross profit                                    256,151       221,464        161,251       130,330      91,113
    Direct store expenses                           190,986       155,869        113,094        96,448      69,485
                                                 ------------  ------------  ------------  ------------  ------------
    Store contribution                               65,165        65,595         48,157        33,882      21,628
    Selling, general and administrative              32,480        27,939         20,026        16,314      12,361
         expenses
    Pre-opening expenses                              3,289         2,767          3,449         1,149       1,863
    Merger and restructuring expenses                44,126        12,642            393                     7,035
                                                 ------------  ------------  ------------  ------------  ------------
    Income (loss) from operations                   (14,730)       22,247         24,289        16,419         369
    Interest expense, net                             8,850         4,280             28           622       1,471
                                                 ------------  ------------  ------------  ------------  ------------
    Income (loss) before income taxes               (23,580)       17,967         24,261        15,797      (1,102)
    Income tax expense (benefit)                     (8,559)        5,198          7,822         5,501        (120)
                                                 ------------  ------------  ------------  ------------  ------------
    Net income (loss) before cumulative effect
         of change in accounting principle          (15,021)       12,769         16,439        10,296        (982)
    Cumulative effect of change in accounting
         principle, net of tax (1)                                    281
                                                 ------------  ------------  ------------  ------------  ------------
    Net income (loss)                               (15,021)       12,488         16,439        10,296        (982)
    Accretion of redeemable preferred stock                                                                  2,396
                                                 ------------  ------------  ------------  ------------  ------------
    Net income (loss) allocable to common        $  (15,021)   $   12,488     $   16,439   $    10,296   $  (3,378)
         stock
                                                 ============  ============  ============  ============  ============
    Basic net income (loss) per common share     $    (0.65)   $     0.55     $     0.73   $      0.55   $   (0.32)
                                                 ============  ============  ============  ============  ============
    Weighted average number of
         common shares outstanding                   23,090        22,806         22,440        18,841      10,606
                                                 ============  ============  ============  ============  ============
    Diluted net income (loss) per common share   $    (0.65)   $     0.53     $     0.71   $      0.53   $   (0.32)
                                                 ============  ============  ============  ============  ============
    Weighted average number of
         common shares outstanding                   23,090        23,467         23,079        19,425      10,606
                                                 ============  ============  ============  ============  ============
    Number of stores at end of period                   106           110             82            70          57

BALANCE SHEET DATA:

    Working capital (deficit)                     $(136,969)   $  (20,971)    $   (5,281)  $    32,566   $   5,998
    Total assets                                  $ 377,013    $  350,629     $  217,320   $   190,752   $ 123,045
    Long-term debt (including capitalized         $     353    $   80,328     $    2,675   $     4,157   $   4,678
         leases) (2)
    Stockholders' equity                          $ 151,564    $  165,387     $  152,608   $   136,697   $  77,809

(1) In fiscal 1999 the Company recorded $281,000 in expenses associated with a cumulative effect of a change in accounting principle. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Preopening Expenses."

(2) As a result of restructuring charges incurred during fiscal 2000 and as discussed elsewhere in this document, the Company was not in compliance with certain covenants under the credit facility as of and for the quarter ended December 30, 2000. Accordingly, all outstanding borrowings ($123,944) under the credit facility at December 30, 2000 are classified as a current liability.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report on Form 10-K contains certain forward-looking statements regarding our future results of operations and performance. Important factors that could cause differences in results of operations include, but are not limited to, the Company's ability to negotiate a suitable amendment to its outstanding line of credit facility, the success of the Company's currently proposed strategic repositioning initiatives, the successful transition of operating authority to our new Chief Executive Officer Perry Odak, the timing and execution of new store openings, relocations, remodels, sales and closures, the timing and impact of promotional and advertising campaigns, the impact of competition, changes in product supply, changes in management information needs, changes in customer needs and expectations, governmental and regulatory actions, and general industry or business trends or events, changes in economic or business conditions in general or affecting the natural foods industry in particular, and competition for and the availability of sites for new stores and potential acquisition candidates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Forward-Looking Statements." All information stated herein has been revised to reflect the stock-for-stock transactions, accounted for as poolings of interests, with Henry's Marketplace, Inc. and Sun Harvest Farms, Inc., which were consummated on September 27, 1999 and December 15, 1999, respectively.

Overview

     Store openings, closings, sales, remodels, relocations and acquisitions. In fiscal 2000, we opened 11 new stores in Laguna Niguel, San Diego (two) and Yorba Linda, California; Kansas City, Kansas; St. Louis, Missouri; Reno, Nevada; Cleveland and Cincinnati, Ohio; Bend and Portland, Oregon; and relocated three stores in West Hartford, Connecticut; Las Vegas, Nevada; and Salt Lake City, Utah. We also acquired two operating natural food stores in Escondido and Hemet, California. We plan to open or relocate as many as eight stores in fiscal 2001. Through the date of this report, we have opened four new stores in Irvine, California; Westport, Connecticut; Omaha, Nebraska and Cleveland, Ohio.

     Our ability to open additional stores in fiscal 2001 and beyond will depend upon our ability to successfully negotiate an amendment to our existing credit facility. As of December 30, 2000, we were in non-monetary default as a result of our violation of certain financial covenants contained in our credit facility, although our lenders have not accelerated repayment on our outstanding debt. All borrowings outstanding under the credit facility at December 30, 2000 are considered to be due on demand and accordingly are classified as a current liability at December 30, 2000. We are currently negotiating an amendment to the credit facility that, if agreed upon, will waive the outstanding defaults in exchange for limitations on our execution of new leases and capital expenditures, as well other financial covenants, increased interest rates and an amendment fee. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     As has been our past practice, we will continue to evaluate the profitability, strategic positioning, impact of potential competition on and sales growth potential of all of our stores on an ongoing basis. We may, from time to time, make decisions regarding closures, disposals, relocations or remodels in accordance with such evaluations. As a result of such evaluations and as part of the strategic repositioning described below, in fiscal 2000 we closed 15 operating grocery stores and two small vitamin stores and sold three stores in related transactions. To date, in the first quarter of fiscal 2001, we have closed one store identified for closure as part of the strategic repositioning described below, and are considering the sale or closure of as many as six more stores in the first half of fiscal 2001.

     Restructuring charges; strategic repositioning. In the second quarter of fiscal 2000, we undertook an assessment of our inventory of operating and vacant properties as part of a strategic repositioning of the Company. We made certain decisions related to our operations which identified as many as ten stores to be sold or closed and resulted in a pre-tax restructuring charge of $22.7 million. In the fourth quarter of fiscal 2000, as part of the ongoing assessment, we further determined that we would close or sell up to an additional eight stores whose performance did not meet Company expectations. As a result of this decision to close or sell additional stores, the Company recorded an additional pre-tax restructuring charge of $21.4 million in the fourth quarter of fiscal 2000. As of March 30, 2001, the Company has closed or sold 12 of the stores identified for sale or closure. As the result of customer research and internal assessments performed in fiscal 2000, the Company expanded the scope of its strategic repositioning and plans to spend up to $20 million through fiscal 2001 for additional staff training, advertising, store and corporate office level staffing and other strategic initiatives designed to improve our store sales results.

     Results of Operations. Our results of operations have been and will continue to be affected by, among other things, the number, timing and mix of store openings, acquisitions, relocations or closings. New stores build their sales volumes and refine their merchandise selection gradually and, as a result, generally have lower gross margins and higher operating expenses as a percentage of sales than more mature stores. We anticipate that the new stores opened in fiscal 2001 will experience operating losses for the first six to 12 months of operation, in accordance with historical trends. Further, acquired stores, while generally profitable as of the acquisition date, generate lower gross margins and store contribution margins than our company average due to their substantially lower volume purchasing discounts and the integration of the acquired stores into our operating systems. Over time, we expect that the gross margin and store contribution margin of acquired stores approach our company average.

     Other factors that could cause acquired stores to perform at lower than expected levels include, among other things, turnover of regional and store management, disruption of advertising, changes in product mix and delays in the integration of purchasing programs. The Company continues to experience integration difficulties with certain of the stores acquired or added to our store base in fiscal 1999, and as a result such stores are having a negative impact on our consolidated results of operations. We expect that these stores will take substantially longer to show gross margin and store contribution margin improvements. As part of the Company's strategic repositioning, we plan to increase advertising expenditures and staffing at some of our acquired stores to change prior practices that may have contributed to weaker than expected performance from such stores.

     We are actively upgrading, remodeling or relocating some of our older stores. We plan to complete the remodel or remerchandise as many as 10 of our older stores in the first half of fiscal 2001. Remodels and relocations typically cause short-term disruption in sales volume and related increases in certain expenses as a percentage of sales, such as payroll. Remodels on average take between 90 and 120 days to complete. Certain remodels in fiscal 2000 took longer to complete, resulting in greater than projected sales disruptions. We cannot predict whether sales disruptions and the related impact on earnings may be greater in time or volume than projected in certain remodeled or relocated stores.

     Store format and clustering strategy. We operate two store formats: natural foods supermarkets and farmers' markets. The natural foods supermarket format is generally 20,000 to 35,000 gross square feet, and the farmers' markets are generally 15,000 to 25,000 gross square feet. Our profitability has been and will continue to be affected by the mix of natural foods supermarkets and farmers' market stores opened, acquired or relocated and whether stores are being opened in markets where we have an existing presence. As part of our strategic repositioning, we intend to increase the size of our natural foods supermarket stores over time to an average size of 28,000 to 30,000 square feet. We are currently making revisions to our store format and design, including, among other things, expanding the average size of our natural foods supermarket format stores to an average of 28,000 to 30,000 square feet, expanding our selections of gourmet and crossover products, housewares, gift items, beer and wine, bakery and floral and redesigning store layouts and signage. We also plan to expand the Henry's Marketplace(R) farmers' market-style store format as our second, parallel store format. We believe this format, which is primarily located in the metropolitan San Diego, California area, appeals to a more value-conscious customer.

     In the past, we have pursued a strategy of clustering stores in each of our markets to increase overall sales, reduce operating costs and increase customer awareness. In prior years, when we opened a store in a market where we had an existing presence, our sales and operating results declined at certain of our existing stores in that market. However, over time, the affected stores generally achieved store contribution margins comparable to prior levels on the lower base of sales. Certain new stores opened in fiscal 1999 and fiscal 2000 have caused a greater degree of cannibalization than previously expected, and at this time it does not appear that the store contribution margins at the older, affected stores in these regions will rebound to their prior levels. In certain existing markets the sales and operating results trends for other stores may continue to experience temporary declines related to the clustering of stores. We are currently reevaluating our clustering strategy in response to greater than expected sales cannibalization in certain existing markets where we opened new stores in fiscal 2000.

     Comparable store sales results. Sales of a store are deemed to be comparable commencing in the thirteenth full month of operations for new, relocated and acquired stores. A variety of factors affect our comparable store sales results, including, among others:

o the opening of stores by us or by our competitors in markets where we have existing stores
o        the relative proportion of new or relocated stores to mature stores
o        the timing of advertising and promotional events
o        store remodels
o        our ability to effectively execute our operating plans
o        changes in consumer preferences for natural foods products
o        availability of produce and other seasonal merchandise
o        general economic conditions.

     Past increases in comparable store sales may not be indicative of future performance.

     Our comparable store sales results have been negatively affected in the past by, among other factors, planned cannibalization, which is the loss of sales at an existing store when we open a new store nearby, resulting from the implementation of our store clustering strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Store format and clustering strategy." Comparable store sales results were negatively affected in fiscal 2000 by planned cannibalization due to the openings in fiscal 1999 and fiscal 2000 of new or relocated stores in several of our existing markets, including, among others: Phoenix, Arizona; San Diego, California; Kansas City and St. Louis, Missouri; Portland, Oregon; Albuquerque, New Mexico; Nashville, Tennessee and Salt Lake City, Utah. For certain stores opened in fiscal 1999 and fiscal 2000, we experienced a higher degree of cannibalization than in the past in markets where we expected higher demand for additional stores. Certain stores, such as the Henry's Marketplace(R) format stores, which depend heavily on produce sales, are more susceptible to sales fluctuations resulting from the availability and price of certain produce items. In addition, in fiscal 2000 certain stores faced greater than expected competition both from other natural foods grocery stores and from increased natural foods offerings in conventional and gourmet grocery stores, which negatively affected comparable store sales results. As a result of the higher degree of cannibalization, as well as reduced levels of marketing in certain regions, delays in remodels, increased competition in some regions, difficulty in properly executing our operating plans and other factors, comparable store sales decreased 3.5% in the fourth quarter of fiscal 2000 and 2.6% for fiscal 2000. We expect comparable store sales results to be flat to low single-digits for fiscal 2001 as a whole, with the results flat to slightly negative in the first half of the year and improving in the remainder of the year. There can be no assurance that comparable store sales for any particular period will not decrease in the future.

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

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Accounting for Costs of Start-Up Activities." Statement of Position 98-5 requires that pre-opening costs be expensed as incurred. Statement of Position 98-5 is effective for fiscal years beginning after December 15, 1998, and the initial application should be reported as a cumulative effect of a change in accounting principle. We adopted Statement of Position 98-5 in fiscal 1999 and recorded approximately $281,000 as a cumulative effect of a change in accounting principle, net of taxes, during fiscal 1999.

Results of Operations

     The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of sales:

FISCAL YEAR ENDED                                             2000                      1999                    1998
-------------------------------------------------------------------------------------------------------------------------

Sales                                                          100.0%                   100.0%                  100.0%
Cost of goods sold and occupancy costs                          69.4                     69.3                    69.6
                                                        -----------------           -------------           -------------
Gross profit                                                    30.6                     30.7                    30.4
Direct store expenses                                           22.8                     21.6                    21.3
                                                        -----------------           -------------           -------------
Store contribution                                               7.8                      9.1                     9.1
Selling, general and
     administrative expenses                                     3.9                      3.9                     3.8
Pre-opening expenses                                             0.4                      0.4                     0.6
Merger and restructuring expenses                                5.3                      1.8                     0.1
                                                        -----------------           -------------           -------------
Income (loss) from operations                                   (1.8)                     3.0                     4.6
Interest expense, net                                            1.0                      0.6
                                                        -----------------           -------------           -------------
Income (loss) before income taxes                               (2.8)                     2.4                     4.6
Income tax expense (benefit)                                    (1.0)                     0.7                     1.5
                                                        -----------------           -------------           -------------
Net income (loss) before cumulative
        effect of change in account                             (1.8)                     1.7                     3.1
        principle
Cumulative effect of change in
     accounting principle, net of taxes                                                   0.1
                                                        -----------------           -------------           -------------
Net income (loss)                                               (1.8)%                    1.6%                    3.1%
                                                        =================           =============           =============


Fiscal 2000 Compared to Fiscal 1999

     Fiscal 2000 and 1999 each contained 52 weeks of operations.

     Sales. Sales for the fiscal year ended December 30, 2000, increased 16.2% to $838.1 million from $721.1 million in fiscal 1999. The increase was primarily due to the acquisition of two stores, the opening of 11 new stores, and the relocation of three stores, as well as the inclusion of a full year of sales for the eight new stores opened, five stores relocated, and 17 stores acquired in fiscal 1999. Comparable store sales decreased 2.6% for fiscal 2000, as compared to a 6% increase for fiscal 1999.

     Gross Profit. Gross profit for the fiscal year ended December 30, 2000, increased 15.7% to $256.2 million from $221.5 million in fiscal 1999. The increase in gross profit is primarily attributable to the acquisition of two stores, the opening of 11 new stores and the relocation of three stores. As a percentage of sales, gross profit decreased to 30.6% in fiscal 2000 from 30.7% in fiscal 1999 due primarily to acquisition integration difficulties in Oregon, Massachusetts and Texas.

     Direct Store Expenses. Direct store expenses for the fiscal year ended December 30, 2000, increased 22.5% to $191.0 million from $155.9 million in fiscal 1999. The increase in direct store expenses is attributable to the increase in the number of stores operated by the Company. As a percentage of sales, direct store expenses increased to 22.8% in fiscal 2000 from 21.6% in fiscal 1999 due to the increased number of acquired and newly-opened stores in late fiscal 1999, acquisition integration difficulties and significant investments that the Company has made in employee benefit programs, particularly expanded health insurance offerings.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal year ended December 30, 2000, increased 16.3% to $32.5 million from $27.9 million in fiscal 1999. The increase is primarily attributable to additions in the corporate and regional staff necessary to support the Company's accelerated growth in fiscal 1999. As a percentage of sales, selling, general and administrative expenses remained constant at 3.9% in fiscal 2000 from fiscal 1999. As part of the Company's expanded strategic repositioning, we expect to spend additional funds on marketing at the national level, as well as increased corporate and regional support staffs. As a result of these increased expenditures, we expect that selling, general and administrative expenses will increase in fiscal 2001.

     Pre-Opening Expenses. As previously discussed herein, in April 1998, the AICPA issued SOP 98-5, Accounting for the Costs of Start-Up Activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Pre-Opening Expenses." Pre-opening expenses for the fiscal year ended December 30, 2000, increased 18.9% to $3.3 million from $2.8 million in fiscal 1999. The increase in pre-opening expenses is attributable to the increase in the number of stores opened. As a percentage of sales, pre-opening expenses remained constant at 0.4% due to the opening of 14 new stores (including three relocations) in fiscal 2000 as compared to 13 new stores (including five relocations) in fiscal 1999.

     Merger and Restructuring Expenses. Merger and restructuring expenses for fiscal 2000 were $44.1 million as compared to $12.6 million in fiscal 1999. The expenses for 2000 consisted of two separate strategic repositioning efforts. The first restructuring occurred during the second quarter of fiscal 2000, when certain decisions were made relating to the strategic repositioning of our operations resulting in a pre-tax restructuring charge of $22.7 million. These decisions included the closure of three natural food stores and one small vitamin store during the second quarter of fiscal 2000 ($4.7 million); the planned sale or closure of seven stores during the remainder of fiscal 2000 ($9.9 million); exit costs of previously closed or abandoned sites ($5.6 million); and the discontinuation of e-commerce activities ($2.5 million). Components of the restructuring charge consist primarily of abandonment of fixed and intangible assets ($15.3 million); noncancelable lease obligations ($5.3 million); and write-down of the Company's long-term equity investment in an e-commerce business partner due to asset impairment ($2.1 million). Substantially all of the restructuring charges are non-cash expenses. In conjunction with the restructuring charge, the Company recorded a liability of $4.9 million for noncancelable lease obligations.

     The second restructuring occurred in the fourth quarter of fiscal 2000, when the Company expanded its strategic repositioning and, as part of such expansion, decided to close or sell up to an additional eight stores which were not meeting expectations. This decision resulted in an additional pre-tax restructuring charge in the fourth quarter of fiscal 2000 of $21.4 million. This restructuring charge consists primarily of costs associated with the abandonment of fixed and intangible assets ($15.3 million) and noncancelable lease obligations ($6.1 million). In conjunction with the restructuring charge, the Company recorded a liability of $5.9 million for noncancelable lease obligations. See "Notes to Consolidated Financial Statements - Note 12 - Merger and Restructuring Expenses" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Store openings, closings, remodels, relocations and acquisitions."

     The total restructuring charges in fiscal 2000 of $44.1 million reflect a 249% increase over fiscal 1999 restructuring charges of $12.6 million, which primarily resulted from closure of two Farm to Market stores located in Buffalo Grove, Illinois, and Tempe, Arizona ($4.5 million) and the reallocation of corporate resources to service new and existing stores, rather than closed sites ($6.4 million).

     Interest Expense, Net. Net interest expense for the fiscal year ended December 30, 2000, increased to $8.9 million, from $4.3 million in fiscal 1999. As a percentage of sales, net interest expense increased to 1.0% from 0.6% in fiscal 1999. The increase is primarily attributable to increased borrowings on our line of credit to fund acquisitions, new stores, relocations and remodels. Interest expense may increase in the future as a result of increased borrowing and/or an expected increase in the interest rate under our credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below.

Fiscal 1999 Compared to Fiscal 1998

     Fiscal 1999 contained 52 weeks of operations as compared to 53 weeks in fiscal 1998.

     Sales. Sales for the fiscal year ended January 1, 2000, increased 35.9% to $721.1 million from $530.7 million in fiscal 1998. The increase was primarily due to the acquisition of 17 stores, the opening of eight new stores, and the relocation of five stores, as well as the inclusion of a full year of sales for the nine new stores opened and seven stores acquired in fiscal 1998. Comparable store sales increased 6% for fiscal 1999, as compared to 4% for fiscal 1998.

     Gross Profit. Gross profit for the fiscal year ended January 1, 2000, increased 37.3% to $221.5 million from $161.3 million in fiscal 1998. The increase in gross profit is primarily attributable to the acquisition of seventeen stores and the opening of eight new stores. As a percentage of sales, gross profit increased to 30.7% in fiscal 1999 from 30.4% in fiscal 1998 due to the maturation of the Company's store base and the Company's increasing volume purchase discounts.

     Direct Store Expenses. Direct store expenses for the fiscal year ended January 1, 2000, increased 37.8% to $155.9 million from $113.1 million in fiscal 1998. The increase in direct store expenses is attributable to the increase in the number of stores operated by the Company. As a percentage of sales, direct store expenses increased to 21.6% in fiscal 1999 from 21.3% in fiscal 1998 due to the increased number of acquired and newly-opened stores in fiscal 1999 over fiscal 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal year ended January 1, 2000, increased 39.5% to $27.9 million from $20.0 million in fiscal 1998. As a percentage of sales, selling, general and administrative expenses increased to 3.9% from 3.8% in fiscal 1998. The increases are primarily attributable to additions in the corporate and regional staff necessary to support the Company's growth. In addition, the Company moved its corporate office during the fourth quarter of fiscal 1998 to a larger facility to accommodate an increased support staff for its larger base of stores. There is a full year of additional selling, general and administrative expenses for rent and utilities on the new facility in fiscal 1999, as compared to one quarter in fiscal 1998.

     Pre-Opening Expenses. As previously discussed herein, in April 1998, the AICPA issued SOP 98-5, Accounting for the Costs of Start-Up Activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Pre-Opening Expenses." Pre-opening expenses for the fiscal year ended January 1, 2000, decreased 19.8% to $2.8 million from $3.4 million in fiscal 1998. The decrease in pre-opening expenses is attributable to the decrease in the number of stores opened. As a percentage of sales, pre-opening expenses decreased to 0.4% from 0.6% due to the opening of eight new stores in fiscal 1999 as compared to nine new stores in fiscal 1998.

     Merger and Restructuring Expenses. Merger and restructuring expenses for the fiscal year ended January 1, 2000, were $12.6 million, as compared to $393,000 in fiscal 1998. Restructuring expenses of approximately $10.9 million were recorded in the first quarter of fiscal 1999 as the result of certain decisions by our management regarding our operations and selected store closures. The first decision was a change in our strategic direction with respect to our two Farm to Market stores located in Buffalo Grove, Illinois, and Tempe, Arizona which resulted in restructuring expenses of $4.5 million. The second decision involved the reallocation of corporate resources to service new and existing stores, rather than closed sites which resulted in a merger and restructuring expense of $6.4 million. Components of the restructuring charge consist primarily of noncancelable lease obligations through fiscal 2000 in the amount of $1.2 million and abandonment of fixed and intangible assets in the amount of $9.7 million. There were also restructuring expenses of $645,000 during the third quarter of fiscal 1999, and $1.1 million during the fourth quarter fiscal 1999, as a result of the poolings with Henry's and Sun Harvest. The components were primarily noncancelable lease obligations and professional fees. The fiscal 1998 charge is attributed to employee severance costs, inventory and fixed asset write-downs, and lease cancellation costs associated with two poolings-of-interests transactions during fiscal 1998.

     Interest Expense, Net. Net interest expense for the fiscal year ended January 1, 2000, increased to $4.3 million, from $28,000 in fiscal 1998. As a percentage of sales, net interest expense increased to 0.6% from less than 0.1% in fiscal 1998. The increase is primarily attributable to increased borrowings on our line of credit to fund acquisitions and new stores.

Liquidity and Capital Resources

     Our primary sources of capital have been cash flow from operations, trade payables, bank indebtedness, and the sale of equity securities. Primary uses of cash have been the financing of new store development, new store openings, relocations, remodels and acquisitions.

     Net cash provided by operating activities was $41.0 million during fiscal 2000 as compared to $53.9 million during fiscal 1999. Cash from operating activities decreased during this period primarily due to decreases in net income offset by merger and restructuring expenses. Net cash provided by operating activities was $53.9 million during fiscal 1999 and $32.1 million during fiscal

1998. Cash from operating activities increased during this period primarily due to increases in net income before depreciation and amortization expense and merger and restructuring expenses. We have not required significant external financing to support inventory requirements at our existing and new stores because we have been able to rely on vendor financing for most of the inventory costs, and we anticipate that vendor financing will continue to be available for new store openings.

     Net cash used by investing activities was $72.8 million during fiscal 2000 as compared to $120.0 million during the same period in fiscal 1999. The decrease is due to the opening of 11 new stores, the acquisition of two stores, the relocation of three stores and several store remodels in fiscal 2000, as compared to eight new stores, five relocated stores, 17 acquired stores and several store remodels in fiscal 1999. Net cash used by investing activities was $63.5 million during fiscal 1998 due to the acquisition of seven stores, the opening of nine new stores, the relocation of one store, and construction costs incurred for new stores in development that opened during 1999.

     Net cash provided by financing activities was $22.3 million during fiscal 2000 as compared to $76.0 million during fiscal 1999. The decrease reflects lower incremental borrowings under our revolving line of credit to fund fewer store acquisitions during fiscal 2000. Net cash provided by financing activities was $76.0 million during fiscal 1999 and net cash used by financing activities was $4.0 million during fiscal 1998. The increase reflects increased borrowing under our revolving line of credit related to acquisition activity, as well as repayment of $17.5 million in debt.

     In the third quarter of fiscal 2000, we renewed and increased our existing revolving credit facility to $157.5 million. The facility as increased and amended has two separate lines of credit, a revolving line for $111.2 million and the remainder in a term loan facility, each with a three-year term expiring August 1, 2003. The facility currently bears interest at the default rate, which is the prime rate. The credit agreement includes certain financial and other covenants, as well as restrictions on payments of dividends. As of December 30, 2000, we were in violation of two financial covenants, and the lending group issued a notice of default, although it has not accelerated our repayment obligations. All borrowings outstanding under the credit facility at December 30, 2000 are considered to be due on demand and accordingly are classified as a current liability at December 30, 2000. As a result of the covenant violations, our borrowings under the credit facility have been limited to $125 million. We are currently negotiating an amendment to the credit facility to waive the defaults and modify certain of the covenants that may include an increase in our interest rate and certain limitations on the execution of new leases and capital expenditures, as well as other financial covenants and a security interest in certain of our assets. If we are unsuccessful in negotiating an amendment acceptable to our lenders, such lenders could accelerate repayment of existing borrowings. The Company currently does not have sufficient available funds to repay in the event of an acceleration of our debt. The Company is also proposing to raise approximately $30.0 million in equity financings to provide additional liquidity. As of December 30, 2000, there were $77.6 million in borrowings outstanding under the revolving facility and $46.3 million in borrowings outstanding under the term loan. If we are successful in negotiating an amendment to our existing credit facility, we believe that cash generated from operations will be sufficient to meet our capital expenditure requirements in fiscal 2001.

     We spent approximately $60.6 million during fiscal 2000 for new store construction, development, remodels and maintenance capital expenditures, exclusive of acquisitions, and anticipate that we will spend $35.0 to $40.0 million in fiscal 2001 for new store construction, equipment, leasehold improvements, remodels and maintenance capital expenditures and relocations of existing stores, exclusive of acquisitions. Our average capital expenditures to open a leased store, including leasehold improvements, equipment and fixtures, have ranged from approximately $2.0 to $3.0 million historically, excluding inventory costs and initial operating losses. We anticipate that our average capital expenditures will be $2.5 to $4.0 million in the future, partly because of increases in the size of new stores and partly because our new store prototype requires more expensive fixturing. Delays in opening new stores may result in increased capital expenditures and increased pre-opening costs for the site, as well as lower than planned sales for the Company.

     We anticipate cash flows from operations of approximately $40.0 million in fiscal 2001. Although there can be no assurance that actual capital expenditures will not exceed anticipated levels, we believe that cash generated from operations will be sufficient to satisfy the Company's capital expenditure requirements through fiscal 2001.

     In fiscal 2000 we sold certain unimproved real property acquired as part of the acquisition of the outstanding stock of Nature's Fresh Northwest and an office building acquired as part of the pooling of interests transaction with Sun Harvest Farms, Inc., both in fiscal 1999.

     The cost of initial inventory for a new store is approximately $300,000 to $800,000 depending on the store format; however, we obtain vendor financing for most of this cost. Pre-opening costs currently are approximately $250,000 to $350,000 per store and are expensed as incurred. The amounts and timing of such pre-opening costs will depend upon the availability of new store sites and other factors, including the location of the store and whether it is in a new or existing market for us, the size of the store, and the required build-out at the site. Costs to acquire future stores, if any, are impossible to predict and could vary materially from the cost to open new stores. There can be no assurance that actual capital expenditures will not exceed anticipated levels. We believe that cash generated from operations will be sufficient to satisfy our cash requirements, exclusive of additional acquisitions, through fiscal 2001.

New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, FAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FAS 133," was issued. FAS No. 133 and No. 138 address the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company is required to adopt FAS No. 133 and No. 138 in the first quarter of fiscal 2001, but does not expect such adoption to materially affect financing statement presentation.

Cautionary Statement Regarding Forward-Looking Statements

     This Report on Form 10-K contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include statements as to the Company's plans to open, acquire or relocate additional stores, the anticipated performance of such stores, the impact of competition, the sufficiency of funds to satisfy the Company's cash requirements through fiscal 2001, our ability to negotiate an amendment to our credit facilities acceptable to our lenders, our expectations for comparable store sales, our plans for expanding store format, other elements of our strategic repositioning, levels of cannibalization, expected levels of direct store expenses, selling, general and administrative expenses, pre-opening expenses and capital expenditures and other statements containing words such as "believes," "anticipates," "estimates," "expects," "may," "intends" and words of similar import or statements of management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause the actual results, market performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, the success of the Company's proposed strategic repositioning plan, the availability and integration of acquisitions, the timing and execution of new store openings, relocations, remodels, sales and closures, the timing and impact of promotional and advertising campaigns, the impact of competition, changes in product supply, changes in management information needs, changes in customer needs and expectations, governmental and regulatory actions, and general industry or business trends or events, changes in economic or business conditions in general or affecting the natural foods industry in particular, competition for and the availability of sites for new stores and potential acquisition candidates, and factors such as timing of closures and sales of stores. The Company undertakes no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

     In the normal course of business, the Company is exposed to fluctuations in interest rates and the value of foreign currency. The Company employs various financial instruments to manage certain exposures when practical.

     The Company is exposed to foreign currency exchange risk. The Company owns and operates four natural foods supermarkets and a commissary kitchen in British Columbia, Canada. The commissary supports the four Canadian stores and does not independently generate sales revenue. Sales made from the four Canadian stores are made in exchange for Canadian dollars. To the extent that those revenues are repatriated to the United States, the amounts repatriated are subject to the exchange rate fluctuations between the two currencies. The Company does not hedge against this risk because of the small amounts of funds at risk.

     The Company's exposure to interest rate changes is primarily related to its variable rate debt issued under its $157.5 million revolving credit facility. The facility has two separate lines of credit, a revolving line in the amount of $111.2 million and a term loan in the amount of $46.3 million, each with a three-year term expiring August 1, 2003. As a result of violations by the Company of certain financial covenants under the line of credit facility, the Company's lenders issued a notice of default, although the lenders have not accelerated repayment of outstanding borrowings at this time. All borrowings outstanding under the credit facility at December 30, 2000 are considered to be due on demand and accordingly are classified as a current liability at December 30, 2000. Borrowings under the credit facility have been limited to $125 million. As of December 30, 2000, there were $77.6 million in borrowings outstanding under the $111.2 million revolving line of this facility and $46.3 million in borrowings outstanding under the $46.3 million term note. As a result of the Company's default, the interest rate on the credit facility was adjusted to the prime rate, effective December 30, 2000. The Company is currently negotiating an amendment to the credit facility that would retroactively adjust interest rates to a variable rate based on the prime rate or LIBOR, effective January 1, 2001. Because the interest rates on these facilities are variable, based upon the prime rate or LIBOR, if the Company is successful in negotiating an amendment to the facility, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of December 30, 2000, would be an annual increase or decrease of approximately $1.2 million in interest expense and a corresponding decrease or increase of approximately $780,000 in the Company's net income after taxes.

     In September 2000, the Company entered into an interest rate swap to hedge its exposure on variable rate debt positions. Variable rates are predominantly linked to LIBOR as determined by one month intervals. The interest rate provided by the swap on variable rate debt is 6.7%. At December 30, 2000, the notional principal amount at the interest rate swap agreement was $50.0 million, expiring in August 2003. The notional amount is the amount used for the calculation of interest payments which are exchanged over the life of the swap transaction on the amortized principal balance. In fiscal 2000, the gains (losses) in interest expense associated with this agreement were approximately $(12,000).

Item 8.                              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WILD OATS MARKETS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per-share amounts)


FISCAL YEAR                                                       2000                   1999                   1998
----------------------------------------------------------------------------------------------------------------------------

Sales                                                          $  838,131             $  721,091             $  530,726
Cost of goods sold and occupancy costs                            581,980                499,627                369,475
                                                            ------------------     ------------------     ------------------
Gross profit                                                      256,151                221,464                161,251
Operating expenses
   Direct store expenses                                          190,986                155,869                113,094
   Selling, general and administrative expenses                    32,480                 27,939                 20,026
   Pre-opening expenses                                             3,289                  2,767                  3,449
   Merger and restructuring expenses                               44,126                 12,642                    393
                                                            ------------------     ------------------     ------------------
     Income (loss) from operations                               (14,730)                 22,247                 24,289
Interest income                                                       117                    304                    975
Interest expense                                                  (8,967)                (4,584)                (1,003)
                                                            ------------------     ------------------     ------------------
   Income (loss) before income taxes                             (23,580)                 17,967                 24,261
   Income tax expense (benefit)                                   (8,559)                  5,198                  7,822
                                                            ------------------     ------------------     ------------------
Net income (loss) before cumulative effect
   of change in accounting principle                             (15,021)                 12,769                 16,439
Cumulative effect of change in accounting
   principle, net of tax                                                                     281
                                                            ------------------     ------------------     ------------------
Net income (loss)                                                (15,021)                 12,488                 16,439
Other comprehensive income (expense)
   Foreign currency translation adjustment, net                     (259)                    510                     22
                                                            ------------------     ------------------     ------------------
Comprehensive income (loss)                                   $  (15,280)             $   12,998             $   16,461
                                                            ==================     ==================     ==================
Basic net income (loss) per common share:
   Net income (loss) before cumulative effect
     of change in accounting principle                            $(0.65)                  $0.56                  $0.73
   Cumulative effect of change in accounting
     principle, net of tax                                                                (0.01)
                                                            ------------------     ------------------     ------------------
Net income (loss)                                                 $(0.65)                  $0.55                  $0.73
                                                            ==================     ==================     ==================
Diluted net income (loss) per common share:
   Net income (loss) before cumulative effect of
     change in accounting principle, net of tax                   $(0.65)                  $0.54                  $0.71
   Cumulative effect of change in accounting
     principle, net of tax                                                                (0.01)
                                                            ------------------     ------------------     ------------------
Net income (loss)                                                 $(0.65)                  $0.53                  $0.71
                                                            ==================     ==================     ==================

Weighted average number of
   common shares outstanding                                       23,090                 22,806                 22,440
                                                            ==================     ==================     ==================
Weighted average number of common shares
   outstanding assuming dilution                                   23,090                 23,467                 23,079
                                                            ==================     ==================     ==================


The accompanying notes are an integral part of these consolidated financial statements.


WILD OATS MARKETS, INC.
CONSOLIDATED BALANCE SHEET
(In thousands, except share amounts)


FISCAL YEAR ENDED                                                             2000                           1999
-----------------------------------------------------------------------------------------------------------------------------

ASSETS

   Current assets:
     Cash and cash equivalents                                           $    12,457                      $   21,877
     Inventories                                                              55,258                          51,412
     Accounts receivable (net of allowance for doubtful
       accounts of $355 and $259, respectively)                                3,936                           2,159
     Income tax receivable                                                     9,973                             520
     Prepaid expenses and other current assets                                 2,004                           2,424
     Deferred tax asset                                                        1,989                           1,775
                                                                   ---------------------------     --------------------------
         Total current assets                                                 85,617                          80,167

   Property, plant and equipment, net                                        172,916                         156,156
   Intangible assets, net                                                    114,461                         108,734
   Deposits and other assets                                                   3,791                           4,072
   Long-term investment                                                          228                           1,500
                                                                   ---------------------------     --------------------------
                                                                          $  377,013                      $  350,629
                                                                   ===========================     ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable                                                     $   56,556                      $   48,048
     Accrued liabilities                                                      41,815                          30,381
     Current portion of debt and capital leases                              124,215                          22,709
                                                                   ---------------------------     --------------------------
         Total current liabilities                                           222,586                         101,138
   Long-term debt and capital leases                                             353                          80,328
   Deferred tax liability                                                        989                           1,185
   Other long-term obligations                                                 1,521                           2,591
                                                                   ---------------------------     --------------------------
                                                                             225,449                         185,242
                                                                   ---------------------------     --------------------------
   Commitments and contingencies (Notes 10 and 11)
   Stockholders' equity:
     Common stock; $0.001 par value; 60,000,000
       shared authorized; 23,147,103 and 22,992,437
       issued and outstanding, respectively                                       23                              23
     Additional paid-in capital                                              149,764                         148,307
     Retained earnings                                                         1,635                          16,656
     Accumulated other comprehensive income                                      142                             401
                                                                   ---------------------------     --------------------------
         Total stockholders' equity                                          151,564                         165,387
                                                                   ---------------------------     --------------------------
                                                                          $  377,013                      $  350,629
                                                                   ===========================     ==========================


The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share and per-share amounts)

                                                                                                          ACCUM-
                                                                                                          ULATED
                                                                                           RETAINED       OTHER
                                                                                           EARNINGS      COMPRE-        TOTAL
                                                                              ADD'L        (ACCUM-       HENSIVE        STOCK-
                                                     COMMON STOCK            PAID IN        ULATED        INCOME       HOLDERS'
                                               --------------------------    CAPITAL       DEFICIT)       (LOSS)        EQUITY
                                                 SHARES           AMOUNT
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 27, 1997                    22,108,149   $        22   $     138,812    $   (2,006)    $  (131)     $136,697

   Pooling-of-interests transactions               200,045                            60           188                       248
   Equity transactions of pooled companies                                                      (4,701)                   (4,701)
   Issuance of common stock
     ($9.63 to $20.33 per share)                    69,846                         1,096                                   1,096
   Common stock options exercised
     ($3.13 to $16.00 per share)                   227,979             1           2,806                                   2,807
   Net income                                                                                   16,439                    16,439
   Foreign currency translation adjustment                                                                      22            22
                                               ------------  ------------  ------------- ------------- ------------- -------------
BALANCE AT JANUARY 2, 1999                      22,606,019            23         142,774         9,920        (109)      152,608

   Equity transactions of pooled companies                                           104        (5,752)                   (5,648)
   Issuance of common stock
     ($16.72 to $18.92 per share),
     net of issuance costs                         131,239                         2,104                                   2,104
   Common stock options exercised
     ($3.13 to $19.79 per share)                   255,179                         3,325                                   3,325
   Net income                                                                                   12,488                    12,488
   Foreign currency translation adjustment                                                                     510           510
                                               ------------  ------------  ------------- ------------- ------------- -------------
BALANCE AT JANUARY 1, 2000                      22,992,437            23         148,307        16,656         401       165,387

   Issuance of common stock
     ($10.68 per share),
     net of issuance costs                          67,889                           802                                     802
   Common stock options exercised
     ($3.13 to $18.00  per share)                   86,777                           655                                     655
   Net loss                                                                                    (15,021)                  (15,021)
   Foreign currency translation adjustment                                                                    (259)         (259)
                                               ------------  ------------  ------------- ------------- ------------- -------------
BALANCE AT DECEMBER 30, 2000                    23,147,103   $        23   $     149,764    $    1,635     $   142        $151,564
                                               ============  ============  ============= ============= ============= =============

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands, except share amounts)

FISCAL YEAR                                                               2000                 1999                 1998
---------------------------------------------------------------- ------------------- ------------------- -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                $   (15,021)          $   12,488           $   16,439
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
         Depreciation and amortization                                     25,574               22,072               15,546
         Loss (gain) on disposal of property and equipment and
              settlement of property-related obligations                     (306)                  14                 (829)
         Deferred tax provision (benefit)                                    (410)              (1,409)                 406
         Merger and restructuring expenses                                 44,126               12,642                  393
         Other                                                                104
     Change in assets and liabilities, net of acquisitions:
         Inventories                                                       (5,048)              (7,569)              (6,504)
         Receivables, net and other assets                                (11,551)              (2,417)              (2,215)
         Accounts payable                                                   8,542               12,057                7,202
         Accrued liabilities                                               (5,001)               6,028                1,632
                                                                     ----------------     ----------------     ----------------
              Net cash provided by operating activities                    41,009               53,906               32,070
                                                                     ----------------     ----------------     ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                 (60,584)             (62,592)             (56,448)
     Acquisitions, net of cash acquired                                   (16,791)             (77,779)             (10,481)
     Proceeds from sale of property and equipment                           4,585               21,902                3,408
     Long-term        investment                                              (38)              (1,500)
                                                                     ----------------     ----------------     ----------------
              Net cash used in investing activities                       (72,828)            (119,969)             (63,521)
                                                                     ----------------     ----------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds on line of credit, net                                       28,751               95,200
     Proceeds from notes payable and long-term debt                                              1,538                1,720
     Payments on notes payable, long-term debt and capitalized             (7,489)             (18,810)              (3,041)
leases
     Proceeds from issuance of common stock, net                            1,069                3,865                2,003
     Distributions to stockholders, net                                                         (5,752)              (4,726)
                                                                     ----------------     ----------------     ----------------
              Net cash provided by (used in) financing                     22,331               76,041               (4,044)
                activities
                                                                     ----------------     ----------------     ----------------
     Effect of exchange rates on cash                                          68                  510                   62
                                                                     ----------------     ----------------     ----------------
     Net (decrease) increase in cash and cash equivalents                  (9,420)              10,488              (35,433)
     Cash and cash equivalents at beginning of year                        21,877               11,389               46,822
                                                                     ----------------     ----------------     ----------------
     Cash and cash equivalents at end of year                          $   12,457           $   21,877           $   11,389
                                                                     ================     ================     ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest                                            $    9,715          $     3,570         $        897
                                                                     ================     ================     ================
     Cash paid for income taxes                                        $    4,503          $     2,097          $     6,370
                                                                     ================     ================     ================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

     Short-term note payable issued for acquisition                                                             $     3,150
                                                                                                               ================
     Common stock issued and total debt and liabilities
         assumed in acquisitions                                      $       750          $     1,668          $       488
                                                                     ================     ================     ================
     Stock received in exchange for services

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Summary of Significant Accounting Policies

     Organization. Wild Oats Markets, Inc. ("Wild Oats" or the "Company"), headquartered in Boulder, Colorado, owns and operates natural foods supermarkets in the United States and Canada. The Company also operates bakeries, commissary kitchens, and warehouses that supply the retail stores. The Company's operations are concentrated in one market segment, grocery stores, and are geographically concentrated in the western and central parts of the United States.

     Basis of Presentation. Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

     Principles of Consolidation. The Company's consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Fiscal Year. The Company reports its financial results on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. Fiscal years for the consolidated financial statements included herein ended on December 30, 2000, January 1, 2000, and January 2, 1999. Fiscal 2000 was a 52-week year, fiscal 1999 was a 52-week year and fiscal 1998 was a 53-week year.

     Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Inventories. Inventories consisting of products held for sale are stated at the lower of cost (first-in, first-out) or market, as determined by the retail inventory method. Perishable inventories are valued at the lower of cost (first in, first out) or market.

     Property, Plant and Equipment. Property, plant and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of machinery and equipment (three to ten years). Depreciation is computed on a straight-line basis over the estimated useful lives of buildings (30 years). Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gains or losses are reflected in operations. Applicable interest charges incurred during the construction of assets are capitalized as one of the elements of cost and are amortized over the assets' estimated useful lives. All construction-related overhead and a portion of direct administrative expenses are capitalized and allocated to assets based on the relative asset costs.

     Intangible Assets. Intangible assets consist primarily of goodwill, which is amortized using the straight-line method over 40 years, and are shown net of accumulated amortization of $8.8 million and $7.1 million at December 30, 2000 and January 1, 2000, respectively. Amortization expense related to intangible assets totaled approximately $3.1 million, $2.6 million and $1.4 million in fiscal 2000, 1999 and 1998, respectively.

     Impairment of Long-Lived Assets. Management periodically evaluates the recoverability of long-lived assets, by comparing anticipated undiscounted future cash flows from operations to net book value. If this review indicates that the carrying amounts will not be recoverable, the carrying amounts of the long-lived assets are reduced by the estimated shortfall of cash flows on a discounted basis.

     Pre-Opening Expenses. Beginning in fiscal 1999, the Company adopted SOP 98-5, Accounting for the Costs of Start-Up Activities, which requires that pre-opening costs be expensed as incurred and was effective for fiscal years beginning after December 15, 1998. The Company recorded $281,000 as a cumulative effect of change in accounting principle, net of taxes, during the first quarter of fiscal 1999. Through fiscal 1998, pre-opening expenses were deferred until the store's opening date, at which time such costs were expensed in full. Beginning in fiscal 1999, pre-opening expenses are recognized as incurred.

     Concentration of Risk. The Company purchases approximately 27% of its cost of goods sold from one vendor. The Company's reliance on this supplier can be shifted, over a period of time, to alternative sources of supply, should such changes be necessary. However, if the Company could not obtain products from this supplier for factors beyond its control, the Company's operations would be disrupted in the short term while alternative sources of product were secured.

     Revenue Recognition. Revenue for sales of the Company's products is recognized at the point of sale. SEC Staff Accounting Bulletin 101 did not have an impact on the Company's revenue recognition policy.

     Advertising. Advertising is expensed as incurred. Advertising expense was $6.8 million, $7.3 million and $6.8 million for fiscal 2000, 1999 and 1998, respectively.

     Fair Value of Financial Instruments. The carrying amounts of the Company's financial instruments, including cash and cash equivalents, short-term trade receivables and payables, approximate their fair values due to the short-term nature of the instruments. The fair value of the Company's long-term debt approximates its carrying value due to the variable interest rate feature of the instrument.

     Derivative Financial Instruments. The Company uses an interest rate swap to manage interest costs and the risk associated with changing interest rates. As interest rates change, the differential paid or received is recognized in interest expense of the related period.

     Long-Term Investment. The Company's long-term investment in an e-commerce nutrition company totaling $228,000 at December 30, 2000 is recorded under the cost method as the Company is unable to exercise effective control.

     Use of Estimates. The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Foreign Currency Translation. The functional currency for the Company's Canadian subsidiary is the Canadian dollar. Translation into U.S. dollars is performed for assets and liabilities at the exchange rate as of the balance sheet date. Income and expense accounts are translated at average exchange rates for the year. Adjustments resulting from the translation are reflected as a separate component of other comprehensive income. Translation adjustments are not tax-effected as they relate to investments that are permanent in nature.

     Self-Insurance. The Company is self-insured for certain losses relating to worker's compensation claims and employee medical and dental benefits. The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insured losses are accrued based upon the Company's estimates of the aggregate uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company's historical experiences.

     Earnings Per Share. Basic earnings per share is based on the weighted-average number of common shares outstanding, and diluted earnings per share is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, except where the effect of their inclusion would be antidilutive. A reconciliation of the basic and diluted per-share computations is as follows (in thousands, except per-share data):

FISCAL YEAR                                            2000                      1999                     1998
-----------------------------------------------------------------------------------------------------------------------

Basic and diluted earnings per
common share computation:
   Net income (loss)                             $   (15,021)               $    12,488               $    16,439
   Basic net income (loss) per common
share:
     Net income (loss) before cumulative
       effect of change in accounting
       principle                               $       (0.65)             $        0.56             $        0.73
     Cumulative effect of change in
       accounting principle, net of tax                                           (0.01)
                                               ---------------------     ---------------------     --------------------
   Net income (loss)                           $       (0.65)             $        0.55             $        0.73
                                               =====================     =====================     ====================
   Diluted net income (loss) per common share:
     Net income (loss) before cumulative
       effect of change in accounting
       principle                               $       (0.65)             $        0.54             $        0.71
     Cumulative effect of change in
       accounting principle, net of tax                                           (0.01)
                                               ---------------------     ---------------------     --------------------
   Net income (loss)                           $       (0.65)             $        0.53             $        0.71
                                               =====================     =====================     ====================
   Weighted average number of common
     shares outstanding                               23,090                     22,806                    22,440
   Incremental shares from assumed
   conversions:
     Stock options                                                                  661                       639
                                               ---------------------     ---------------------     --------------------
   Weighted average number of common
     shares outstanding assuming dilution             23,090                     23,467                    23,079
                                               =====================     =====================     ====================


     New Accounting Pronouncement. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, FAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FAS 133," was issued. FAS No. 133 and No. 138 address the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company is required to adopt FAS No. 133 and No. 138 in the first quarter of fiscal 2001, but does not expect such adoption to materially affect financial statement presentation

2. Going Concern Matters

     These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The terms of our credit facility require, among other things, compliance with certain financial ratios, including a funded debt (i.e., debt/EBITDA) ratio and a fixed charge coverage ratio, on a quarterly basis. As a result of restructuring charges incurred during fiscal 2000, we were not in compliance with the fixed charge coverage ratio and minimum net income covenants under our credit facility as of and for the quarter ended December 30, 2000, and as a result, our lenders have issued a notice of default, although no acceleration of outstanding debt has been requested. All borrowings outstanding under the credit facility at December 30, 2000 are considered to be due on demand and accordingly are classified as a current liability at December 30, 2000. We currently do not have sufficient funds to pay all outstanding indebtedness. These factors raise substantial doubt about our ability to continue as a going concern. The Company currently is negotiating an amendment of its credit facility that may include the payment of an amendment fee, an increase in interest rates, a security interest in assets and additional covenants relating to capital expenditures and new leases. In conjunction with the Company's negotiations to amend its credit facility and obtain less restrictive covenants and other terms and conditions therein, the Company also proposes to raise approximately $30.0 million or more in equity financings to be used to provide additional liquidity. If the Company's lenders accept the amendments currently proposed by the Company, then the Company's borrowing capacity would be limited to $125 million, the maturity date of the credit facility would continue to be August 1, 2003, the interest rate would be increased periodically, and all existing events of default would be waived as of the amendment date.

     A breach of any of the terms and conditions of the amended credit facility agreement could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. Although no assurances can be given, we expect that we would be in compliance throughout the term of the amended credit facility with respect to the financial and other covenants, including those regarding funded debt ratio, fixed charge coverage ratio, minimum year-to-date net income, tangible net worth, capital expenditure limits, and new lease limits. We believe that cash generated from operations will be sufficient to satisfy the Company's currently budgeted capital expenditure and debt service requirements through fiscal 2001 and that no additional funding will be necessary.

3. Business Combinations

Fiscal 2000

     In May 2000, the Company acquired the assets and operations of two operating natural food supermarkets located in southern California, for a purchase price of $13.7 million in cash. The acquisition was accounted for using the purchase method and the excess of cost over the fair value of the assets acquired of $12.9 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

Fiscal 1999

     Poolings of Interests. On December 15, 1999, the Company issued approximately 890,000 shares of common stock in exchange for all of the outstanding stock of Sun Harvest Farms, Inc. and an affiliate in a transaction accounted for as a pooling of interests. Accordingly, the financial position, results of operations and cash flows of Sun Harvest have been combined with those of the Company in these financial statements. Certain reclassifications have been made to the prior financial statements of Sun Harvest to conform with the Company's financial presentations and policies. There were no intercompany transactions between the Company and Sun Harvest for all periods presented.

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

     Results of Pooled Company Prior to Transaction. Separate results of operations for the Company's, Henrys', and Sun Harvest's (including the affiliated entity) operations for the periods prior to the transaction are as follows (in thousands):



FISCAL YEAR                                            1999                   1998
-----------------------------------------------------------------------------------------

Sales:
   Wild Oats                                          $  593,109             $  398,857
   Henry's                                                74,979                 81,026
   Sun Harvest                                            53,003                 50,843
                                                  ----------------       ----------------
     Combined                                         $  721,091             $  530,726
                                                  ================       ================

Net Income:
   Wild Oats                                        $      7,355           $     11,648
   Henry's                                                 3,542                  3,859
   Sun Harvest                                             1,591                    932
                                                  ----------------       ----------------
     Combined                                        $    12,488            $    16,439
                                                  ================       ================

Other Changes in Stockholders' Equity:
   Wild Oats                                        $      5,939           $      4,173
   Henry's                                                (4,450)                (3,565)
   Sun Harvest                                            (1,198)                (1,136)
                                                  ----------------       ----------------
     Combined                                      $         291         $         (528)
                                                  ================       ================

     Purchase Transactions. On November 15, 1999, the Company acquired the assets and operations of four natural foods supermarkets located in metropolitan Boston, Massachusetts, for a purchase price of $12.5 million in cash. The acquisition was accounted for using the purchase method and the excess of cost over the fair value of the assets acquired of $787,000 was allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

     On May 29, 1999, the Company acquired all of the outstanding stock of Nature's Fresh Northwest, Inc., a Delaware corporation that owned seven operating natural food stores, one new site and one relocation in development in metropolitan Portland, Oregon. The purchase price for this acquisition aggregated $40.0 million in cash, including the assumption by the Company of a $17.0 million promissory note owed by Nature's to the seller. The acquisition was accounted for using the purchase method and the excess of cost over the fair value of the assets acquired and liabilities assumed of $32.6 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

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

     The fair values of the purchased assets and liabilities of these purchased acquisitions are as follows (in thousands):

    Current assets ($697 of cash)                        $    8,912
    Equipment                                                26,604
    Building and land                                         9,153
    Other assets                                                 89
    Liabilities                                             (24,730)
    Goodwill                                                 57,352
                                                         ------------
                                                          $  77,380
                                                         ============

Fiscal 1998

     In January, May, June and December 1998, in four separate transactions, the Company acquired the assets and assumed certain liabilities of five operating natural foods supermarkets in Nashville, Tennessee; New York, New York; Santa Barbara, California; Victoria, British Columbia, Canada and Boulder, Colorado. The purchase price for these acquisitions aggregated $10.6 million in cash and a note payable of $3.1 million that was repaid in full in January 1999. The acquisitions were accounted for using the purchase method, and the excess of cost over the fair value of the assets acquired of $12.0 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years.


     The fair values of the acquired assets and liabilities of these acquisitions are as follows (in thousands):

  Current assets ($127 of cash)                         $   1,304
  Equipment                                                 1,397
  Other assets                                                 25
  Liabilities                                              (1,022)
  Goodwill                                                 12,014
                                                       ------------
                                                         $ 13,718
                                                       ============


     Also during fiscal 1998, the Company issued 200,045 shares of the Company's common stock in exchange for all of the common stock of two companies operating natural foods grocery stores in Columbus, Ohio and Little Rock, Arkansas. These acquisitions were accounted for as poolings of interests, and accordingly, the Company's consolidated financial statements for fiscal 1998 include the operations of the stores for the entire year, adjusted to conform with the Company's accounting policies and presentation. The Company's financial statements prior to fiscal 1998 were not restated to include the results of these pooling transactions as the effect is immaterial. Restructuring, acquisition-related expenses of $393,000 were recorded in conjunction with the poolings.

     The following unaudited pro forma combined results of operations of the Company and the acquired businesses discussed above have been prepared as if the transactions occurred as of the beginning of the respective periods presented (in thousands):

FISCAL YEAR                               2000                      1999
--------------------------------------------------------------------------------

Sales                               $    846,017              $    815,180
Net income (loss)                        (14,469)                   18,802
Basic earnings (loss) per share            (0.63)                     0.82
Diluted earnings (loss) per share          (0.63)                     0.80


     The unaudited pro forma results above are not necessarily representative of the actual results that would have occurred or may occur in the future, if the transactions had been in effect on the dates indicated. The pre-acquisition historical results of the acquired businesses discussed above are not reflected in the Company's historical financial statements.

4. Property, Plant and Equipment

     Property, plant and equipment consist of the following (in thousands):


FISCAL YEAR ENDED                        2000                      1999
--------------------------------------------------------------------------------

Machinery and equipment           $     119,001             $     101,585
Leasehold improvements                   81,490                    60,977
Land and building                        11,102                    13,322
Construction in progress                 28,142                    35,157
                                 ---------------------     ---------------------
Less accumulated depreciation           239,735                   211,041
   and amortization                     (66,819)                  (54,885)
                                 ---------------------     ---------------------
                                  $     172,916             $     156,156
                                 =====================     =====================

     Depreciation and amortization expense related to property, plant and equipment totaled approximately $22.5 million, $19.6 million and $14.2 million in fiscal 2000, 1999 and 1998, respectively. Property, plant and equipment includes approximately $890,000 of interest capitalized during fiscal 2000 and $776,000 during fiscal 1999. No interest was capitalized during fiscal 1998. The amounts shown above include $1,086,000 of machinery and equipment which are accounted for as capitalized leases and which have accumulated amortization of $291,000 at December 30, 2000. There were $969,000 of machinery and equipment accounted for as capitalized leases as of January 1, 2000, with accumulated amortization of $275,000.

5. Accrued Liabilities

     Accrued liabilities consist of the following (in thousands):


FISCAL YEAR ENDED                            2000                 1999
---------------------------------------------------------------------------

Wages and employee costs               $     16,510         $     14,370
Sales and personal property taxes             3,034                3,565
Real estate costs                            18,709                4,984
Deferred charges and other accruals           3,562                7,462
                                     ----------------     -----------------
                                       $     41,815         $     30,381
                                     ================     =================

6. Notes Payable and Long-Term Debt

     Long-term debt outstanding consists of the following (in thousands):

FISCAL YEAR ENDED                                                                       2000        1999
-------------------------------------------------------------------------------------------------------------

Mortgage payable to lending institution payable in monthly installments of $3,899,
   including interest, secured by real estate                                                    $       176

Note payable to corporation due and payable March 23, 2000; 0% interest; unsecured                        95


Note payable to corporation; variable interest rate per annum based on lender's
   external borrowing rate; principle and interest due November 28, 2000                               6,629

Capitalized leases                                                                    $   624            937


Bank line of credit due March 1, 2000; bearing interest, at the Company's option,
   at the prime rate or LIBOR plus 1.15% (7.3375% on January 1, 2000); unsecured                      15,500

Bank line of credit due March 2, 2002; bearing interest, at the Company's option, at the prime rate or LIBOR plus 1.15% ($63,0000,000 at 7.3375%;
   $15,000,000 at
   7.275%; $1,700,000 at 8.5% on January 1, 2000); unsecured                                          79,700

Bank line of credit due August 1, 2003; bearing interest at the prime rate
   (9.5% on December 30, 2000); unsecured                                              77,621

Bank term debt due August 1, 2003; bearing interest at the prime rate
   (9.5% on December 30, 2000); unsecured                                              46,323

                                                                                    -----------  -----------
                                                                                      124,568        103,037
Less current portion                                                                 (124,215)       (22,709)
                                                                                    -----------  -----------
                                                                                    $     353    $    80,328
                                                                                    ===========  ===========


     The maturities of notes payable and long-term debt are as follows (in thousands):

    FISCAL YEAR ENDING
    -------------------------------------------------------------------
        2001                                              $ 124,215
        2002                                                    324
        2003                                                     19
        2004                                                     10
        Thereafter                                                0
                                                         --------------
                                                         $  124,568
                                                         ==============


     The Company has a $157.5 million revolving line of credit. The facility has two separate lines of credit, one in the amount of $111.2 million and the other in the amount of $46.3 million, each with a three-year term expiring on August 1, 2003. Both currently bear interest at the default rate, which is the prime rate. The line of credit agreement includes certain financial and other covenants, as well as restrictions on the payment of dividends. In addition, the Company has two letters of credit outstanding as of December 30, 2000 that total $1.1 million and expire in January 2001 ($30,000) and November 2001 ($1.0 million).

     As a result of restructuring charges incurred during fiscal 2000, we were not in compliance with the fixed charge coverage ratio and minimum net income covenants under our credit facility as of and for the quarter ended December 30, 2000, and as a result, our lenders have issued a notice of default, although no acceleration of outstanding debt has been requested. All borrowings outstanding under the credit facility at December 30, 2000 are considered to be due on demand and accordingly are classified as a current liability at December 30, 2000. We currently do not have sufficient funds to pay all outstanding indebtedness. These factors raise substantial doubt about our ability to continue as a going concern. The Company currently is negotiating an amendment of its credit facility that may include the payment of an amendment fee, an increase in interest rates, a security interest in assets and additional covenants relating to capital expenditures and new leases. (See Note 2 to "Notes to Consolidated Financial Statements".)

     In September 2000, the Company entered into an interest rate swap to hedge its exposure on variable rate debt positions. Variable rates are predominantly linked to LIBOR as determined by one month intervals. The interest rate provided by the swap on variable rate debt is 6.7%. At December 30, 2000, the notional principal amount at the interest rate swap agreement was $50.0 million, expiring in August 2003. The notional amount is the amount used for the calculation of interest payments which are exchanged over the life of the swap transaction on the amortized principal balance. In fiscal 2000, the gains (losses) in interest expense associated with this agreement were approximately $(12,000).

7. Income Taxes

     Income (loss) before income taxes consists of the following (in thousands):

FISCAL YEAR               2000                 1999               1998
-------------------------------------------------------------------------------

Domestic           $    (24,358)         $     17,519        $     23,405
Foreign                     778                   448                 856
                  ----------------     ---------------     --------------------
                   $    (23,580)         $     17,967        $     24,261
                  ================     ===============     ====================

     Income tax expense (benefit) consists of the following (in thousands):

FISCAL YEAR                    2000             1999              1998
-------------------------------------------------------------------------------

Current:
   Federal                  $ (7,690)         $  4,624          $   5,685
   State and foreign            (454)            1,983              1,731
                          -------------     -------------     -----------------
                              (8,144)            6,607              7,416
                          -------------     -------------     -----------------
Deferred:
   Federal                      (373)           (1,019)               430
   State and foreign             (42)             (390)               (24)
                          -------------     -------------     -----------------
                                (415)           (1,409)               406
                          -------------     -------------     -----------------
                            $ (8,559)        $   5,198         $    7,822
                          =============     =============     =================

     The differences between the U.S. federal statutory income tax rate and the Company's effective tax rate are as follows:

FISCAL YEAR                                  2000        1999       1998
---------------------------------------------------------------------------

Statutory tax rate                          (35.0)%      35.0%       35.0%
State income taxes (benefit), net of
   Federal income tax benefit                (2.4)        2.1         3.6
Tax effect of non-deductible goodwill         2.5         2.6         1.2
Untaxed earnings related to pooled                      (10.2)       (7.0)
companies
Change in tax status of pooled companies                 (4.7)
Other permanent items related to                          2.9
acquisitions
Other, net                                   (1.4)        1.2        (0.6)
                                            -------     -------     -------
Effective tax rate                          (36.3)%      28.9%       32.2%
                                            =======     =======     =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

FISCAL YEAR                                            2000             1999
--------------------------------------------------------------------------------

Deferred tax assets
   Inventory related                            $         533        $     536
   Vacation accrual                                     1,727            1,284
   Real estate accruals                                 3,008            1,775
   Other                                                  220              887
                                               ----------------     ------------
   Total deferred tax assets                            5,488            4,482
                                               ----------------     ------------
Deferred tax liabilities
   Property related                                    (4,488)          (3,892)
                                               ----------------    ------------
   Total deferred tax liabilities                      (4,488)          (3,892)
                                               ----------------    -------------
Net deferred tax asset                          $       1,000        $     590
                                               ================     ============

Financial statements:
     Current deferred tax asset                 $       1,989        $   1,775
      Non-current deferred tax liability                  989            1,185
                                               ----------------     ------------
Net deferred tax asset                          $       1,000        $     590
                                               ================     ============

During fiscal 2000, 1999 and 1998, the Company recognized $293,000, $1,418,000 and $1,153,000, respectively, as a tax benefit directly to additional paid-in-capital related to noncompensatory stock plans.

8. Capital Stock

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

9. Stock Plans, Options and Warrants

     Employee Stock Purchase Plan. In August 1996, the Company's board of directors approved and adopted an Employee Stock Purchase Plan ("Purchase Plan") covering an aggregate of 287,307 shares of common stock. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of
Section 423 of the Internal Revenue Code. Under the Purchase Plan, the board of directors may authorize participation by eligible employees, including officers, in periodic offerings. The offering period for any offering will be no more than 27 months. The board authorized an offering commencing on the initial public offering date of October 22, 1996 and ending June 30, 1997, and sequential six-month offerings thereafter.

     Employees are eligible to participate in the currently authorized offerings if they have been employed by the Company or an affiliate of the Company incorporated in the United States of America for at least six months preceding October 22, 1996. Employees can have up to 15% of their earnings withheld pursuant to the Purchase Plan (10% under the currently authorized offerings) and applied on specified purchase dates (currently the last day of each authorized offering) to the purchase of shares of common stock. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering or the relevant purchase date. As of December 30, 2000, there were approximately $460,000 of payroll deductions of which $449,000 were used to purchase 124,431 of common stock on January 2, 2001.

     The Board suspended participation in the Purchase Plan effective January 29, 2001, when the available pool of shares was substantially exhausted. The Company is seeking shareholder approval at its annual meeting in May 2001 to increase the pool of stock by 500,000 shares.

     Equity Incentive Plan. The Company's Equity Incentive Plan (the "Incentive Plan") was adopted by the board of directors in August 1996. As of December 30, 2000, 4,650,221 shares of common stock were reserved for issuance under the Incentive Plan.

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

     Fair Values. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock plans. Accordingly, no compensation expense has been recognized for these plans. Had compensation cost for these plans been determined based on the fair value at the grant dates as prescribed by FAS No. 123, Accounting for Stock-Based Compensation, the Company's net income (loss) allocable to common stock and basic and diluted income (loss) per share would have been reduced to the pro forma amounts indicated below:

FISCAL YEAR                              2000             1999             1998
--------------------------------------------------------------------------------

Net income (loss)
   As reported                       $(15,021)     $    12,488     $     16,439
   Pro forma                         $(19,269)     $     8,855     $      6,825

Basic income (loss) per share
   As reported                       $  (0.65)     $      0.55     $       0.73
   Pro forma                         $  (0.83)     $      0.39     $       0.30

Diluted income (loss) per share
   As reported                       $  (0.65)     $      0.53     $       0.71
   Pro forma                         $  (0.83)     $      0.38     $       0.30

     The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following weighted-average assumptions:

FISCAL YEAR                             2000     1999    1998
---------------------------------------------------------------

Estimated dividends                     None     None    None
Expected volatility                      68%      46%      46%
Risk-free interest rate                  4.8%     5.6%     4.5%
Expected life (years)                    0.5      0.5      0.5
Weighted-average fair value per share  $1.16    $4.96    $4.66


     The fair value of each option grant under the Incentive Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

FISCAL YEAR                   2000     1999       1998
---------------------------------------------------------------

Estimated dividends           None     None       None
Expected volatility           68%      46%         46%
Risk-free interest rate      5.75%     5.6%    4.5 - 4.7%
Expected life (years)          7        7           7


     A summary of the status of the Company's Incentive Plan as of the 2000, 1999, and 1998 fiscal year ends and changes during the years ending on those dates is presented below:

                                                                    Weighted
                                               Number of            Average
                                                 Shares          Exercise Price
--------------------------------------------------------------------------------

   Outstanding as of December 27, 1997         1,402,268            $   7.95

Granted                                          346,611            $  17.91
Forfeited                                       (101,546)           $  11.11
Exercised                                       (227,979)           $   6.03
                                          -----------------
   Outstanding as of January 2, 1999           1,419,354            $  10.49

Granted                                          809,665            $  20.18
Forfeited                                       (165,632)           $  16.80
Exercised                                       (255,179)           $   7.26
                                          -----------------
   Outstanding as of January 1, 2000           1,808,208            $  14.68

Granted                                          881,832            $  10.13
Forfeited                                       (203,434)           $  18.53
Exercised                                        (86,777)           $   7.55
                                          -----------------
   Outstanding as of December 30, 2000         2,399,829            $  12.94
                                          =================


     The following table summarizes information about incentive and nonqualified stock options outstanding and exercisable at December 30, 2000:

                              OPTIONS OUTSTANDING                                            OPTIONS EXERCISABLE
---------------------------------------------------------------------------------   --------------------------------------

                                                                   WEIGHTED-                                WEIGHTED-
     RANGE OF                                 REMAINING             AVERAGE                                  AVERAGE
     EXERCISE              NUMBER            CONTRACTUAL            EXERCISE             NUMBER             EXERCISE
      PRICES            OUTSTANDING              LIFE                PRICE             EXERCISABLE            PRICE
-------------------   -----------------   -------------------   -----------------   ------------------  ------------------

   $2.65 - 5.30              132,690            6.4 years            $ 3.96                 68,340             $ 3.68
   $5.30 - 7.95              458,239            5.3                  $ 7.36                375,198             $ 7.36
  $7.95 - 10.60              556,444            9.3                  $ 9.09                 62,914             $ 9.13
  $10.60 - 13.25             255,720            8.2                  $11.95                 83,144             $11.48
  $13.25 - 15.90              55,781            7.3                  $14.77                 50,831             $14.85
  $15.90 - 18.55             521,799            7.3                  $17.00                243,323             $16.86
  $18.55 - 21.20             173,807            7.8                  $19.98                 59,810             $19.61
  $21.20 - 23.85             144,793            8.5                  $22.25                 11,757             $22.54
  $23.85 - 26.50             100,556            8.3                  $26.50                 20,391             $26.50
                      -----------------                                             ------------------
                           2,399,829            7.6                  $12.94                975,708             $11.66
                      =================                                             ==================


     At December 30, 2000, options exercisable for 1,297,646 shares were available for future grant under the Incentive Plan. At January 1, 2000 and January 2, 1999, options for 661,588 and 620,448 shares with weighted average exercise prices of $9.74 and $7.67, respectively, were exercisable. The weighted-average grant-date per-share fair values of options granted during fiscal 2000, 1999 and 1998 were $10.13, $20.18 and $17.91, respectively.

10. Litigation

     In August 1998, the Company filed Wild Oats Markets, Inc. v. Plaza Acquisition, Inc. in United States District Court for the Northern District of Illinois, Eastern Division, seeking recovery of $300,000 in tenant improvement allowances owed to it by its landlord for the build-out of the Company's Buffalo Grove, Illinois store. The landlord counterclaimed for $1 million in damages and after the Company closed the Buffalo Grove store in May 1999, the landlord increased its counterclaim to $3 million, including accelerated rent resulting from an alleged breach of a continuous operations clause in the lease. After a trial in November 2000, the court awarded the landlord approximately $27,000 in damages.

     Alfalfa's Canada, Inc., a Canadian subsidiary of the Company, is a defendant in a suit brought in the Supreme Court of British Columbia, by one of its distributors, Waysafer Wholefoods Limited and one of its principals, seeking monetary damages for breach of contract and injunctive relief to enforce a buying agreement for the three Canadian stores entered into by a predecessor of Alfalfa's Canada. Under the buying agreement, the stores must buy products carried by the plaintiff if such are offered at the current advertised price of its competitors. The suit was filed in September 1996. In June 1998, Alfalfa's Canada filed a Motion for Dismissal on the grounds that the contract in dispute constituted a restraint of trade. The Motion was subsequently denied. We do not believe its potential exposure in connection with the suit will have a material adverse effect on the Company's consolidated results of operations, financial position, or cash flows.

     In January 2001, we were named as defendant in Glades Plaza, LP v. Wild Oats Markets, Inc., a suit filed in the 15th Judicial Circuit Court, Palm Beach County, Florida, by a landlord alleging we breached our lease obligations when we gave notice of termination of the lease for landlord's default in not timely turning over the premises. The plaintiff seeks unspecified damages.

     In February 2001, we were named as defendant in Grange Investments, Inc. v. Wild Oats Markets, Inc., a suit filed in United States District Court, District of Connecticut, by the purchaser of a former Wild Oats store for breach of a noncompetition covenant. The plaintiff seeks injunctive relief and damages. The parties are currently in settlement discussions.

     We also are named as defendant in various actions and proceedings arising in the normal course of business. In all of these cases, the Company is denying the allegations and is vigorously defending against them and, in some cases, has filed counterclaims. Although the eventual outcome of the various lawsuits cannot be predicted, it is management's opinion that these lawsuits will not result in liabilities that would materially affect the Company's consolidated results of operations, financial position, or cash flows.

11. Commitments

     The Company has numerous operating leases related to facilities occupied and store equipment. These leases generally contain renewal provisions at the option of the Company. Total rental expense (consisting of minimum rent and contingent rent) under these leases was $34.5 million, $25.5 million and $17.1 million during fiscal 2000, 1999 and 1998, respectively.

     Future minimum lease payments under noncancelable operating leases as of December 30, 2000 are summarized as follows (in thousands):

 FISCAL YEAR
 ------------------------------------------------------------------
     2001                                              $  37,160
     2002                                                 38,024
     2003                                                 37,333
     2004                                                 35,234
     2005                                                 33,303
     Thereafter                                          318,287
                                                      ------------
     Total minimum lease payments                      $ 499,341
                                                      ============

     Minimum rentals for operating leases do not include contingent rentals which may become due under certain lease terms which provide that rentals may be increased based on a percentage of sales. During fiscal 2000, 1999 and 1998, the Company paid contingent rentals of $445,000, $938,000 and $755,000, respectively.

     Included in the $499.3 million of minimum lease payments is $42.7 million, which is related to lease costs for closed stores. The Company is actively working to defease these payments through assignments, subleases or terminations of the lease obligations.

     As of December 30, 2000, the Company had commitments under construction contracts totaling $1.7 million.

12. Merger and Restructuring Expenses

     During the second quarter of fiscal 2000, the Company's management made certain decisions relating to the strategic repositioning of the Company's operations which resulted in a pre-tax restructuring charge of $22.7 million. These decisions included the closure of three natural food stores and one small vitamin store during the second quarter of fiscal 2000 ($4.7 million); the planned sale or closure of seven stores during the remainder of fiscal 2000 ($9.9 million); exit costs of previously closed or abandoned sites ($5.6 million); and the discontinuation of e-commerce activities ($2.5 million). Components of the restructuring charge consist primarily of abandonment of fixed and intangible assets ($15.3 million); noncancelable lease obligations and lease related liabilities ($5.3 million); and write-down of the Company's long-term equity investment in an e-commerce business partner due to asset impairment ($2.1 million). Substantially all of the restructuring charges are non-cash expenses. In conjunction with the restructuring charge, the Company recorded a liability of $4.9 million for noncancelable lease obligations.

     During the fourth quarter of fiscal 2000, the Company expanded its strategic repositioning and, as a part of such expansion, decided to close or sell up to an additional eight stores which did not meet expectations. This decision resulted in an additional pre-tax restructuring charge in the fourth quarter of fiscal 2000 of $21.4 million. This restructuring charge consists primarily of costs associated with the abandonment of fixed and intangible assets ($15.3 million) and noncancelable lease obligations and lease-related liabilities ($6.1 million). Substantially all of the restructuring charges are non-cash expenses. In conjunction with the restructuring charge, the Company recorded a liability of $5.9 million for noncancelable lease obligations.

     During the first quarter of fiscal 1999, the Company's management made certain decisions relating to the Company's operations and selected store closures, which resulted in approximately $10.9 million of restructuring expenses being recorded. These decisions included (1) a change in the Company's strategic direction, resulting in the closure in the second quarter of fiscal 1999 of its two "Farm to Market" stores located in Buffalo Grove, Illinois, and Tempe, Arizona ($4.5 million), and (2) a decision by the Company's management to allocate corporate resources to servicing new and existing stores, rather than closed sites ($6.4 million). Components of the restructuring charge consist primarily of noncancelable lease obligations through the year fiscal 2000 ($1.2 million) and abandonment of fixed and intangible assets ($9.7 million).

     During the third quarter of fiscal 1999, the Company recognized restructuring expenses related to the pooling transaction with Henry's that totaled $645,000. Components of the restructuring charge consist primarily of noncancelable lease obligations ($287,000) and professional fees associated with the pooling ($323,000).

     During the fourth quarter of fiscal 1999, the Company recognized restructuring expenses related to the pooling transaction with Sun Harvest that totaled $1.1 million. Components of the restructuring charge consist primarily of professional fees associated with the pooling ($869,000) and employee-related costs ($128,000).

     During fiscal 1998, a $393,000 restructuring charge was recorded in conjunction with two pooling-of-interests transactions (see Note 3). The restructuring charge consists of $201,000 of employee severance costs, $162,000 of inventory and fixed asset write-downs, and $30,000 of lease cancellation costs.

                             (amounts in thousands)
                               Employee      Facility Closure            Total
                              Separations          Costs
--------------------------------------------------------------------------------
1999 Restructuring Charges
   1999 restructuring         $    --         $  12,642            $    12,642
charges
   1999 cash paid                  --            (1,074)                (1,074)
   1999 write-down of assets       --            (9,700)                (9,700)
                             ---------------------------------------------------
Balance, January 1, 2000           --             1,868                  1,868
                             ---------------------------------------------------
2000 Restructuring Charges
   2000 restructuring             287            43,839                 44,126
  charges
   2000 cash paid                (287)           (3,017)                (3,304)
   2000 write-down of assets       --           (28,430)               (28,430)
                             ---------------------------------------------------
Balance, December 30, 2000    $    --         $  14,260            $    14,260
                             ============== ==================== ===============

The facility closure costs are expected to be paid out over approximately two years.

13. 401(k) Plan

     The Company maintains a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering the Company's employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 15% of their annual compensation or the statutorily prescribed annual limit ($10,500 in fiscal 2000) and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions to the 401(k) Plan by the Company in an amount determined by the Company prior to the end of each plan year. Total Company contributions during fiscal 2000, 1999 and 1998 were approximately $1.0 million, $557,000 and $408,000, respectively. The trustees of the 401(k) Plan, at the direction of each participant, invest the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code.

     The Company, through Henry's, also sponsored a 401(k) plan in fiscal 1999 covering Henry's employees with at least 12 months of service. Contributions are discretionary. Henry's contributed $90,000 and $106,000 to this 401(k) plan for fiscal 1999 and 1998, respectively.

     The Company, through Sun Harvest, also sponsored a 401(k) plan in fiscal 1999 covering Sun Harvest employees with at least 12 months of service. Contributions are discretionary. Sun Harvest contributed $36,000 and $36,000 to this 401(k) plan for fiscal 1999 and 1998, respectively.

14. Stockholder Rights Plan

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

15. Deferred Compensation Plan

     Effective fiscal 1999, the Company maintains a nonqualified Deferred Compensation Plan (the "DCP") for certain members of management. Eligible employees may contribute a portion of base salary or bonuses to the plan annually. The DCP provides for additional matching contributions by the Company in an amount determined by the Company prior to the end of each plan year. Total Company matching contributions to the DCP during fiscal 2000 and 1999 were approximately $75,000 and $21,000, respectively.

16. Quarterly Information (Unaudited)

     The following interim financial information presents the fiscal 2000 and 1999 consolidated results of operations on a quarterly basis (in thousands, except per-share amounts):

                                                                         QUARTER ENDED
                                           -----------------------------------------------------------------------------
                                                April 1,            July 1,         September 30,       December 30,
                                                  2000               2000                2000               2000
-------------------------------------      -----------------------------------------------------------------------------
Statement of Operations Data:
   Sales                                    $    211,241        $    212,772      $     207,201        $   206,917
   Gross profit                                   66,524              66,339             62,254             61,034
   Net income (loss) before
     cumulative effect of change                   5,334              (8,780)             1,075            (12,650)
                                           ------------------- ------------------ -------------------- -----------------
   Net income (loss)                       $       5,334        $     (8,780)     $       1,075        $   (12,650)
                                           =================== ================== ==================== =================
Basic net income (loss)
per common share:
   Net income (loss) before
     cumulative effect of change in
     accounting principle                  $        0.23       $       (0.38)     $        0.05        $     (0.55)
   Cumulative effect of change in
     accounting principle, net of tax
                                           ------------------- ------------------ -------------------- -----------------
   Basic income (loss) per common          $        0.23       $       (0.38)     $        0.05        $     (0.55)
     share                                 =================== ================== ==================== =================

Diluted net income (loss)
Per common share:
   Net income (loss) before
     cumulative effect of change in
     accounting principle                  $        0.23       $       (0.38)     $        0.05        $     (0.55)
   Cumulative effect of change in
     accounting principle, net of  tax
                                           ------------------- ------------------ -------------------- -----------------
   Diluted income (loss) per common        $        0.23       $       (0.38)     $        0.05        $     (0.55)
     share                                 =================== ================== ==================== =================

                                                                          QUARTER ENDED
                                           -----------------------------------------------------------------------------
                                                April 3,            July 3,           October 2,         January 1,
                                                  1999               1999                1999               2000
-------------------------------------      -----------------------------------------------------------------------------
Statement of Operations Data:
   Sales                                    $    159,643        $    173,207       $    186,522       $    201,719
   Gross profit                                   48,352              52,805             57,965             62,342
   Net income (loss) before
     cumulative effect of change                  (1,157)
                                           ------------------- ------------------ --------------------------------------
   Net income (loss)                        $     (1,438)       $      4,596       $      4,882       $      4,448
                                           =================== ================== ======================================
Basic net income (loss)
per common share:
   Net income (loss) before cumulativ      e
     effect of change in accounting
     principle                              $      (0.05)      $        0.20      $        0.22      $        0.19
   Cumulative effect of change in
     accounting principle, net of tax              (0.01)
                                           ------------------- ------------------ --------------------------------------
   Basic income (loss) per common           $      (0.06)      $        0.20      $        0.22      $        0.19
     share                                 =================== ================== ======================================
Diluted net income (loss)
per common share:
  Net income (loss) before cumulative
    effect of change in  accounting
    principle                               $      (0.05)      $        0.19      $        0.21      $        0.19
  Cumulative effect of change in
    accounting principle, net of tax               (0.01)
                                           ------------------- ------------------ --------------------------------------
  Diluted income (loss) per common          $      (0.06)      $        0.19      $        0.21      $        0.19
    share                                  =================== ================== ======================================

17.  Related Party Transactions

     Elizabeth C. Cook and Michael C. Gilliland, executive officers and directors of the Company, each own part interest in Pretty Good Groceries, LLC ("PGG"), which operates two grocery stores in Boulder, Colorado. PGG purchases certain items through the Company's volume purchase discount programs with its distributors, for which PGG pays the Company the cost of such items on a monthly basis. The Company does not receive any profit from the purchase of such items by PGG. Ms. Cook and Mr. Gilliland also are trustees of Wild Oats Community Foundation ("Foundation"), a non-profit organization. In fiscal 1998, the Foundation opened Wild Oats Wellness Centers in Boulder, Colorado and Albuquerque, New Mexico in space subleased from the Company. In fiscal 1999, the Foundation opened a Wellness Center in Denver, Colorado and closed the center in Albuquerque, New Mexico. The Foundation pays to the Company the same rent as paid by the Company for the space. There are no material transactions between the Company and the Foundation. Subsequent to December 30, 2000, the Foundation assigned the leases to the two remaining Wellness Centers to third-party operators.

     In fiscal 2000, the Company recorded a note receivable in the amount of $75,000 from a related party that was a subtenant at one of the Company's stores. The principal balance on the note at December 30, 2000 was approximately $63,000. The note matures in March 2005 and provides for payment of principal and interest at a rate of 7.0%

     Subsequent to December 30, 2000, the Company borrowed $2.0 million from Ms. Cook and Mr. Gilliland. The loan has no maturity date and bears interest at 9.0%.

18.  Subsequent Events

     Effective March 19, 2001, Michael Gilliland resigned as the Company's Chief Executive Officer. Mr. Gilliland was replaced by Perry D. Odak as the Company's Chief Executive Officer and President. Mr. Odak has a five-year employment agreement with the Company. Mr. Odak purchased five percent of the outstanding stock of the Company, on a fully diluted basis, in exchange for cash and a full recourse promissory note with a five-year maturity date. His employment agreement also provides that upon the issuance of equity in an offering within nine months after the commencement of his employment, he will be granted options, exercisable for up to a maximum of 300,000 shares, to maintain his percentage ownership in the Company's stock.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Wild Oats Markets, Inc.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 51 present fairly, in all material respects, the financial position of Wild Oats Markets, Inc. and its subsidiaries (the "Company") at December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, based on our audits and the reports of other auditors, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 51 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The consolidated financial statements give retroactive effect to the mergers of Henry's Marketplace, Inc. and Sun Harvest Farms, Inc. and its affiliate on September 17, 1999 and December 15, 1999, respectively, in transactions accounted for as poolings of interests, as described in Note 3 to the consolidated financial statements. We did not audit the financial statements of Henry's Marketplace, Inc., which statements reflect total revenues of $81,025,852 for the fifty-two weeks ended December 27, 1998. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it related to the amounts included for Henry's Marketplace, Inc. for the fifty-two weeks ended December 27, 1998, is based solely on the report of the other auditors. Additionally, we did not audit the financial statements of Sun Harvest Farms, Inc., which statements reflect total revenues of $41,155,576 and $50,841,400 for the thirty-nine weeks ended September 28, 1999, and the fiscal year ended December 29, 1998, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Sun Harvest Farms, Inc. for the thirty-nine weeks ended September 28, 1999 and the fiscal year ended December 29, 1998, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In 1999, the Company changed its method of accounting for pre-opening expenses as discussed in Note 1 to the consolidated financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in violation of certain financial covenants with its lenders and as a result the lenders may request full payment of the outstanding debt upon demand. The Company currently would be unable to make such payment, which raises substantial doubt about its ability to continue as a going concern. The Company currently is negotiating an amendment to its credit facility with the lenders and plans to raise approximately $30.0 million in private equity financing. Management's plans in regard to these matters are further described in Note 2. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Denver, Colorado
March 28, 2001

                          Independent Auditors' Report



The Board of Directors
Henry's Marketplace, Inc.


We have audited the statements of earnings, stockholders' equity and cash flows of Henry's Marketplace, Inc. for the fifty-two weeks ended December 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Henry's Marketplace, Inc. for the fifty-two weeks ended December 27, 1998, in conformity with generally accepted accounting principles.


                                    KPMG LLP




San Diego, California
February 5, 1999

                         Report of Independent Auditors

The Board of Directors
Sun Harvest Farms, Inc.

We have audited the accompanying balance sheets of Sun Harvest Farms, Inc. (the Company) as of September 28, 1999, December 29, 1998, and December 30, 1997, and the related statements of income, shareholder's equity (deficit) and cash flows for the nine-month period ended September 28, 1999 and the fiscal years ended December 29, 1998, December 30, 1997, and December 31, 1996, not separately presented herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

PART III.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information included under the captions "Election of Directors" and "Executive Compensation-Management-Executive Officers" in our definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 22, 2001, to be filed with the Commission on or before April 6, 2001, is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

     The information included under the caption "Executive Compensation" in our definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 22, 2001, to be filed with the Commission on or before April 6, 2001, is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

     The information included under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 22, 2001, to be filed with the Commission on or before April 6, 2001, is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information included under the caption "Directors and Executive Officers - Certain Transactions" in our definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 22, 2001, to be filed with the Commission on or before April 6, 2001, is incorporated herein by reference.

PART IV.

Item 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K


(a) Financial Statements and Financial Statement Schedule. The following are filed as a part of this Report on Form 10-K:

         (1)      Consolidated Statement of Operations
                  Consolidated Balance Sheet
                  Consolidated Statement of Changes in Stockholders' Equity Consolidated Statement of Cash Flows
                  Notes to Consolidated Financial Statements
                  Reports of Independent Accountants

         (2)      Schedule II - Valuation and Qualifying Accounts


(b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during fiscal 2000:

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

(iii) Report dated March 21, 2000 reported under Item 5, Other Events, certain selected financial data restated for the pooling of interest transactions completed by the Company in September and December 1999. The following financial statements were filed with this report:
          Statement of Operations for the eight fiscal quarters ended January 1, 2000.

(iv) Report dated April 27, 2000 reported under Item 5, Other Events, the Company's first quarter fiscal 2000 operating results.

(v) Report dated October 26, 2000 reported under Item 5, Other Events, the Company's third quarter operating results.

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

         3(i).1.(b)**      Certificate of Correction to Amended and Restated Certificate of Incorporation of the
                           Registrant.  (1)

         3(i).1.(c)**      Certificate of Amendment to Amended and Restated Certificate of Incorporation of the
                           Registrant. (2)

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

        10.7**             Amended and Restated Stockholders Agreement among the Registrant and certain parties named therein dated August 1996. (3)

        10.8**             Registration Rights Agreement between the Registrant and certain parties named therein dated July 12, 1996. (3)

        10.9**             Amended and Restated Credit Agreement dated as of August 1, 2000, among Registrant, the lenders named therein and Wells Fargo Bank National Association, as Administrative
                           Agent. (4)

        21.1+              List of subsidiaries.

        23.1+              Consent of PricewaterhouseCoopers LLP.

        23.2+              Consent of KPMG LLP

        23.3+              Consent of Ernst & Young LLP

--------------------------------
#Management Compensation Plan.
**Previously filed.
+Included herewith.

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

(3) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-11261) filed on August 30, 1996

(4) Incorporated by reference from the Registrant's Form 10-Q for the period ended September 30, 2000 (File No. 0-21577), filed on November 14, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Wild Oats Markets, Inc.
                         (Registrant)


Date:  March 30, 2001    By:      /s/ Mary Beth Lewis
                              -----------------------
                                  Mary Beth Lewis
                                  Executive Officer and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                   Title                                       Date


/s/      Perry D. Odak                               Chief Executive Officer, President          March 29, 2001
--------------------------------------------         and Director


/s/      Mary Beth Lewis                             Chief Financial Officer                     March 30, 2001
--------------------------------------------


/s/      John A. Shields                             Chairman
--------------------------------------------


/s/      David M. Chamberlain                        Vice Chairman                               March 29, 2001
--------------------------------------------


/s/      Elizabeth C. Cook                           Executive Vice President                    March 29, 2001
--------------------------------------------         and Director


/s/      Brian K. Devine                             Director                                    March 28, 2001
--------------------------------------------


/s/      David L. Ferguson                           Director
------------------------------------


/s/      Michael C. Gilliland                        Director                                    March 29, 2001
--------------------------------------------


/s/      James B. McElwee                            Director                                    March 29, 2001
------------------------------------


/s/      Morris J. Siegel                            Director                                    March 28, 2001
--------------------------------------------

Schedule II

                             WILD OATS MARKETS, INC.
                        Valuation and Qualifying Accounts
                                 (in thousands)


ALLOWANCE FOR DOUBTFUL ACCOUNTS FOR      BALANCE AT
THE FISCAL YEAR ENDED:                   BEGINNING          CHARGED TO                             BALANCE AT
                                          OF YEAR            EXPENSES           WRITE-OFFS        END OF YEAR
------------------------------------------------------------------------------------------------------------------

January 2, 1999                             214                 55                (110)               159

January 1, 2000                             159                 155                (55)               259

December 30, 2000                           259                 293               (197)               355

                                       54