Form 10-Q
period 2001-03-31
WILD OATS MARKETS INC
filed 2001-05-15
CIK 909990

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________


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

         Yes      (X)                                         No       ( )

As of May 10, 2001, there were 24,625,352 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).



                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                                        PAGE

Item 1.    Financial Statements..........................................................................3

                Consolidated Balance Sheets,
                    March 31, 2001 (Unaudited) and December 30, 2000.....................................3

                Consolidated Statements of Operations (Unaudited),
                    Three Months Ended March 31, 2001 and April 1, 2000..................................4

                Consolidated Statements of Comprehensive Income (Unaudited),
                    Three Months Ended March 31, 2001 and April 1, 2000..................................5

                Consolidated Statements of Cash Flows (Unaudited),
                    Three Months Ended March 31, 2001 and April 1, 2000..................................6

                Notes to Consolidated Financial Statements (Unaudited)...................................7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations........11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...................................17


PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings............................................................................18

Item 2.    Changes in Securities........................................................................18

Item 3.    Defaults Upon Senior Securities..............................................................18

Item 4.    Submission of Matters to a Vote of Security Holders..........................................18

Item 5.    Other Information............................................................................18

Item 6.    Exhibits and Reports on Form 8-K.............................................................18

SIGNATURES..............................................................................................19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             WILD OATS MARKETS, INC.
                           Consolidated Balance Sheets
                        (in thousands, except share data)


                                                                            March 31,           December 30,
                                                                               2001                 2000
                                                                           (Unaudited)
                                                                         -----------------    -----------------
Assets
Current assets:
     Cash and cash equivalents                                             $    12,937          $    12,457
     Inventories                                                                56,278               55,258
     Accounts receivable (less allowance
         for doubtful accounts of $457
         and $355, respectively)                                                 4,196                3,936
     Income tax receivable                                                       6,179                9,973
     Prepaid expenses and other current assets                                   1,683                2,004
     Deferred income taxes                                                       3,733                1,989
                                                                         -----------------    -----------------
         Total current assets                                                   85,006               85,617

Property and equipment, net                                                    181,148              172,916
Intangible assets, net                                                         114,137              114,461
Deposits and other assets                                                        2,320                3,791
Long-term equity investment                                                        228                  228
                                                                         -----------------    -----------------
                                                                           $   382,839          $   377,013
                                                                         =================    =================
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                      $    59,945         $     56,556
     Accrued liabilities                                                        44,135               41,815
     Current portion of debt and capital leases                                123,687              124,215
                                                                         -----------------    -----------------
         Total current liabilities                                             227,767              222,586

Long-term debt and capital leases                                                  331                  353
Deferred income taxes                                                            1,382                  989
Other long-term obligations                                                      2,623                1,521
                                                                         -----------------    -----------------
                                                                               232,103              225,449
                                                                         -----------------    -----------------
Stockholders' equity:
     Preferred stock, $0.001 par value; 5,000,000
         shares authorized; no shares issued and
         outstanding
     Common stock, $0.001 par value; 60,000,000 shares
         authorized; 24,625,227 and 23,147,103 shares
         issued and outstanding                                                     25                   23
     Additional paid-in capital                                                159,626              149,764
       Note receivable, related party                                           (9,274)
     Retained earnings                                                           1,519                1,635
     Accumulated other comprehensive income                                     (1,160)                 142
                                                                         -----------------    -----------------
         Total stockholders' equity                                            150,736              151,564
                                                                         -----------------    -----------------
                                                                           $   382,839         $    377,013
                                                                         =================    =================

         The accompanying notes are an integral part of the consolidated financial statements.

                             WILD OATS MARKETS, INC.
                      Consolidated Statements of Operations
                (in thousands, except per-share data) (unaudited)


                                                                                  Three Months Ended
                                                                         --------------------------------------
                                                                            March 31,             April 1,
                                                                               2001                 2000
                                                                         -----------------    -----------------

Sales                                                                    $     219,499        $     211,241
Cost of goods sold and occupancy costs                                         153,090              144,717
                                                                         -----------------    -----------------
Gross profit                                                                    66,409               66,524
Operating expenses:
     Direct store expenses                                                      51,616               46,546
     Selling, general and administrative expenses                               11,083                7,845
     Pre-opening expenses                                                        1,430                1,354
                                                                         -----------------    -----------------
         Income from operations                                                  2,280               10,779
     Interest expense, net                                                       2,466                1,782
                                                                         -----------------    -----------------
         Income (loss) before income taxes                                        (186)               8,997
     Income tax expense (benefit)                                                  (68)               3,663
                                                                         -----------------    -----------------

Net income (loss)                                                        $        (118)       $       5,334
                                                                         =================    =================

Net income (loss) per common share:
     Basic                                                               $       (0.00)       $        0.23
     Diluted                                                             $       (0.00)       $        0.23

Average common shares outstanding                                               23,587               23,000
Dilutive effect of stock options                                                                        464
                                                                         -----------------    -----------------
Average common shares outstanding, assuming dilution                            23,587               23,464
                                                                         =================    =================

         The accompanying notes are an integral part of the consolidated financial statements

                             WILD OATS MARKETS, INC.
             Consolidated Statements of Comprehensive Income (Loss)
                           (in thousands) (unaudited)


                                                                                  Three Months Ended
                                                                         --------------------------------------
                                                                            March 31,             April 1,
                                                                               2001                 2000
                                                                         -----------------    -----------------

Net income (loss)                                                        $        (118)       $        5,334


Other comprehensive income (loss):
     Foreign currency translation adjustments arising
         during the period                                                        (264)                 (172)
     Cumulative effect of change in accounting principle
         (see Note 3), net of tax of $352                                         (586)
     Recognition of hedge results to interest expense during
         the period, net of tax of $38                                              64
     Change in market value of cash flow hedge during
         the period, net of tax of $308                                           (516)

                                                                         -----------------    -----------------
Other comprehensive loss                                                        (1,302)                 (172)

                                                                         -----------------    -----------------
Comprehensive income (loss)                                              $      (1,420)                5,162
                                                                         =================    =================


         The accompanying notes are an integral part of the consolidated financial statements

                             WILD OATS MARKETS, INC.
                      Consolidated Statements of Cash Flows
                           (in thousands) (unaudited)


                                                                                  Three Months Ended
                                                                         --------------------------------------
                                                                            March 31,             April 1,
                                                                               2001                 2000
                                                                         -----------------    -----------------

Cash Flows from Operating Activities
Net income (loss)                                                        $        (118)       $       5,334
Adjustments to reconcile net
     income (loss) to net cash from
     operating activities:
         Depreciation and amortization                                           6,772                7,045
         Loss on disposal of property and equipment                                  7
         Deferred tax benefit                                                     (723)                 (37)
         Other                                                                      17
Change in assets and liabilities (net of acquisitions):
     Inventories                                                                (1,097)              (1,940)
     Receivables and other assets                                                3,569                 (566)
     Accounts payable                                                            3,426                2,361
     Accrued liabilities                                                         1,434                2,039
                                                                         -----------------    -----------------
         Net cash provided by operating activities                              13,287               14,236
                                                                         -----------------    -----------------

Cash Flows from Investing Activities
Capital expenditures                                                           (12,301)             (18,085)
Payment for purchase of acquired entities, net of cash acquired                                      (3,100)
Proceeds from sale of property and equipment                                       162
Long-term equity investment                                                                             (38)
                                                                         -----------------    -----------------
            Net cash used in investing activities                              (12,139)             (21,223)
                                                                         -----------------    -----------------

Cash Flows from Financing Activities
Net borrowings (repayments) under line-of-credit agreement                      (2,486)              (1,589)
Proceeds from notes payable and long-term debt                                   2,000
Repayments on notes payable, long-term debt & capital leases                       (63)                (244)
Proceeds from issuance of common stock, net                                         13                  217
                                                                         -----------------    -----------------
           Net cash used in financing activities                                  (536)              (1,616)
                                                                         -----------------    -----------------

Effect of exchange rate changes on cash                                           (132)                   7
                                                                         -----------------    -----------------
Net increase (decrease) in cash and cash equivalents                               480               (8,596)
Cash and cash equivalents at beginning of period                                12,457               21,877
                                                                         -----------------    -----------------
Cash and cash equivalents at end of period                                      12,937        $      13,281
                                                                         =================    =================

Non-Cash Investing and Financing Activities
Stock issued in exchange for note receivable                             $       9,274        $         750
                                                                         =================    =================
Stock received in exchange for services



         The accompanying notes are an integral part of the consolidated financial statements.

                             WILD OATS MARKETS, INC.
                   Notes to Consolidated Financial Statements
                                   (unaudited)

1.       Nature of Operations and Basis of Presentation

         Wild Oats Markets, Inc. ("Wild Oats" or the "Company"), headquartered in Boulder, Colorado, owns and operates natural foods supermarkets in the United States and Canada. The Company also operates bakeries, commissary kitchens, and warehouses that supply the retail stores. The Company's operations are concentrated in one market segment, grocery stores, and are geographically concentrated in the western and central parts of the United States of America.

         The consolidated balance sheet as of March 31, 2001, the consolidated statements of operations and comprehensive income for the three months ended March 31, 2001 and April 1, 2000, as well as the consolidated statements of cash flows for the three months ended March 31, 2001 and April 1, 2000 have been prepared without an audit. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation thereof, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

2.       Going Concern Matters

         These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The terms of the Company's credit facility require, among other things, compliance with certain financial ratios, including a funded debt (i.e., debt/EBITDA) ratio and a fixed charge coverage ratio, on a quarterly basis. As a result of restructuring charges incurred during fiscal 2000, the Company was not in compliance with the fixed charge coverage ratio and minimum net income covenants under its credit facility as of and for the quarter ended December 30, 2000, and as a result, its lenders have issued a notice of default, although no acceleration of outstanding debt has been requested. All borrowings outstanding under the credit facility at March 31, 2001 are considered to be due on demand and accordingly are classified as a current liability at March 31, 2001. The Company currently does not have sufficient funds to pay all outstanding indebtedness. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company currently is negotiating an amendment of its credit facility that may include the payment of an amendment fee, an increase in interest rates, a security interest in assets and additional covenants relating to capital expenditures and new leases. In conjunction with the Company's negotiations to amend its credit facility and obtain less restrictive covenants and other terms and conditions therein, the Company also proposes to raise approximately $30.0 million or more in equity financings to be used to provide additional liquidity, though such equity financing is not a requirement of amending the credit facility. If the Company's lenders accept the amendments currently proposed by the Company, then the Company's borrowing capacity would be limited to $125 million, the maturity date of the credit facility would continue to be August 1, 2003, the interest rate would be increased periodically, and all existing events of default would be waived as of the amendment date.

         A breach of any of the terms and conditions of the amended credit facility agreement could result in acceleration of the Company's indebtedness, in which case the debt would become immediately due and payable. Although no assurances can be given, management expects that it would be in compliance throughout the term of the amended credit facility with respect to the financial and other covenants, including those regarding funded debt ratio, fixed charge coverage ratio, minimum year-to-date net income, tangible net worth, capital expenditure limits, and new lease limits. Management believes that cash generated from operations will be sufficient to satisfy the Company's currently budgeted capital expenditure and debt service requirements through fiscal 2001 and that no additional funding will be necessary.

3.       New Accounting Standard for Derivatives and Hedging Activities

         In accordance with the Company's interest rate risk-management strategy and as required by the terms of the Company's credit facility, the Company has entered into a swap agreement to hedge the interest rate on $47.5 million of its borrowings. The swap agreement locks in an average LIBOR rate of 6.7% and expires in August 2003. The fair value of the swap at March 31, 2001 was ($1.7 million), which has been recorded in the accompanying balance sheet.

         The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133) on December 31, 2000. In accordance with the transition provisions of FAS 133, as of December 31, 2000 the Company recorded a net-of-tax cumulative loss adjustment to other comprehensive income totaling $586,000 which relates to the fair value of the previously described cash flow hedging relationship. Based upon current interest rates, approximately $793,000 of the interest rate hedging loss currently in other comprehensive income is expected to flow through interest expense during the next twelve months.

         On the date that the Company entered into the derivative contract, it designated the derivative as a hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge). The Company does not enter into derivative contracts for trading or non-hedging purposes. Currently, the Company's swap agreement is designated as a cash flow hedge and is recognized in the balance sheet at its fair value. Changes in the fair value of the Company's cash flow hedge, to the extent that the hedge is highly effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction through interest expense. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows being hedged) is recorded in current-period earnings.

         The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow, or foreign currency hedges to (1) specific assets and liabilities on the balance sheet or
(2) specific firm commitments or forecasted transactions. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

         The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designating the derivative as a hedging instrument is no longer appropriate.

         When hedge accounting is discontinued due to the Company's determination that the derivative no longer qualifies as an effective fair value hedge, the Company will continue to carry the derivative on the balance sheet at its fair value but cease to adjust the hedged asset or liability for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Company will continue to carry the derivative on the balance sheet at its fair value, removing from the balance sheet any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings. When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.

4.       Earnings Per Share

         Earnings per share are calculated in accordance with the provisions of FAS No. 128, Earnings Per Share. FAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, except where the effect of their inclusion would be antidilutive (i.e., in a loss period). Antidilutive stock options of 3,115,422 and 436,434 for the three months ended March 31, 2001 and April 1, 2000, respectively, were not included in the earnings per share calculations.

5.       Merger and Restructuring Charges

         During the second quarter of fiscal 2000, the Company's management made certain decisions relating to the strategic repositioning of the Company's operations which resulted in a pre-tax restructuring charge of $22.7 million. These decisions included the closure of three natural foods stores and one small vitamin store during the second quarter of fiscal 2000 ($4.7 million); the planned sale or closure of seven stores during the remainder of fiscal 2000 ($9.9 million); exit costs of previously closed or abandoned sites ($5.6 million); and the discontinuation of e-commerce activities ($2.5 million). Components of the restructuring charge consist primarily of abandonment of fixed and intangible assets ($15.3 million); noncancelable lease obligations and lease related liabilities ($5.3 million); and write-down of the Company's long-term equity investment in an e-commerce business partner due to asset impairment ($2.1 million). Substantially all of the restructuring charges are non-cash expenses. In conjunction with the restructuring charge, the Company recorded a liability of $4.9 million for noncancelable lease obligations.

         During the fourth quarter of fiscal 2000, the Company expanded its strategic repositioning and, as a part of such expansion, decided to close or sell up to an additional eight stores which did not meet expectations. This decision resulted in an additional pre-tax restructuring charge in the fourth quarter of fiscal 2000 of $21.4 million. This restructuring charge consists primarily of costs associated with the abandonment of fixed and intangible assets ($15.3 million) and noncancelable lease obligations and lease related liabilities ($6.1 million). Substantially all of the restructuring charges are non-cash expenses. In conjunction with the restructuring charge, the Company recorded a liability of $5.9 million for noncancelable lease obligations.

         The following table summarizes accruals related to all the Company's restructuring activities during the first quarter of fiscal 2001:

 (in thousands)
 ------------------------------------------------ -- ---------------------

 Balance, December 30, 2000                          $          14,260

     Cash paid                                                  (1,665)

     Stock options issued                                          (43)

     Other                                                        (112)
                                                     ---------------------

 Balance, March 31, 2001                             $          12,450
                                                     =====================

6.        Related Party Transaction

         During the first quarter of fiscal 2001, the Company borrowed $2.0 million from Elizabeth C. Cook and Michael C. Gilliland, directors of the Company. The loan has no maturity date, bears interest at 9.0%, and is classified as a current liability.

7.       Change in Management

         Effective March 19, 2001, Michael Gilliland resigned as the Company's Chief Executive Officer. Mr. Gilliland was replaced by Perry D. Odak as the Company's Chief Executive Officer and President. Mr. Odak has a five-year employment agreement with the Company. Mr. Odak purchased five percent of the outstanding stock of the Company, on a fully diluted basis, in exchange for cash ($13,000) and a full recourse promissory note ($9.3 million) with a five-year maturity date. His employment agreement also provides that upon the issuance of equity in an offering within nine months after the commencement of his employment, he will be granted options, exercisable for up to a maximum of 300,000 shares, to maintain his percentage ownership in the Company's stock.

8.       Employee Stock Purchase Plan

         The Board suspended participation in the Employee Stock Purchase Plan effective January 29, 2001, when the available pool of shares was substantially exhausted. The Company is seeking shareholder approval at its annual meeting in May 2001 to increase the pool of stock by 500,000 shares.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         This report on Form 10-Q contains certain forward-looking statements regarding our future results of operations and performance. Important factors that could cause differences in results of operations include, but are not limited to, the Company's ability to negotiate a suitable amendment to its outstanding line of credit facility; the timing and success of the current comprehensive review of the Company's business operations and strategic plan; the successful transition of operating authority to our new Chief Executive Officer, Perry D. Odak; the timing and execution of new store openings, relocations, remodels, sales and closures; the timing and impact of promotional and advertising campaigns; the impact of competition; changes in product supply or suppliers; changes in management information needs; changes in customer needs and expectations; governmental and regulatory actions; general industry or business trends or events; changes in economic or business conditions in general or affecting the natural foods industry in particular; and competition for and the availability of sites for new stores and potential acquisition candidates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Forward-Looking Statements."

Overview

         Store openings, closings, sales, remodels, relocations and acquisitions. In the first quarter of fiscal 2001, we opened four new stores in Cleveland, Ohio; Irvine, California; Westport, Connecticut; and Omaha, Nebraska; and we closed one store that did not meet our strategic objectives in Denver, Colorado. We plan to open one new store in the remainder of fiscal 2001.

         Our ability to open additional stores in fiscal 2001 and beyond may depend upon our ability to successfully negotiate an amendment to our existing credit facility. As of March 31, 2001, we were in non-monetary default as a result of the violation of certain financial covenants contained in our credit facility, although our lenders have not accelerated repayment on our outstanding debt. All borrowings outstanding under the credit facility at March 31, 2001 are considered to be due on demand and accordingly are classified as a current liability at March 31, 2001. We are currently negotiating an amendment to the credit facility that, if agreed upon, will waive the outstanding defaults in exchange for limitations on our execution of new leases and capital expenditures, as well as other financial covenants, possibly including increased interest rates and an amendment fee. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Consolidated Financial Statements - Footnote 2.

         As has been our past practice, we will continue to evaluate the profitability, strategic positioning, impact of potential competition on and sales growth potential of all of our stores on an ongoing basis. We may, from time to time, make decisions regarding closures, disposals, relocations or remodels in accordance with such evaluations. As a result of such evaluations in the first quarter of fiscal 2001, we closed one operating grocery store that was previously identified for closure as part of our strategic repositioning.

         As a result of the March transition in our Chief Executive Officer and a new management philosophy, the Company is currently conducting an extensive review of all components of its business, including its previously announced strategic repositioning initiatives, as well as current marketing, purchasing, merchandising, and new store programs. This comprehensive review is intended to aggressively reexamine all aspects of our business for opportunities to improve, strengthen, streamline and reposition our business operations. The outcomes of this review may result in significant changes to the Company's current business strategy and may have a negative impact on the Company's financial projections for the remainder of fiscal 2001. In conducting this review of its business, the Company has potentially identified additional non-cash restructuring and asset write-down charges of approximately $38 million to $45 million after tax, which we anticipate will be recorded primarily in the second quarter. A portion of the anticipated restructuring charge relates to severance costs for a reduction in the Company's general and administrative workforce resulting from the comprehensive review being conducted. The future savings from salaries and benefits attributed to the reduction in the general and administrative workforce will be reinvested to improve store operations, marketing programs and technology systems. Also as part of this comprehensive review of its business, the Company has decided to postpone any further new store openings planned for fiscal 2001, with the exception of one Henry's Marketplace(R) store planned to open in the fourth quarter. The sites previously planned for opening in fiscal 2001 will be rescheduled to open in 2002. The

Company also continues to reevaluate certain locations that it had previously identified for sale or closure.

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

         We are actively upgrading, remodeling or relocating some of our older stores. We plan to complete the remodeling or remerchandizing of as many as 10 of our older stores in the first half of fiscal 2001. Remodels and relocations typically cause short-term disruption in sales volume and related increases in certain expenses as a percentage of sales, such as payroll. Remodels on average take between 90 and 120 days to complete. Certain remodels in fiscal 2000 took longer to complete, resulting in greater than projected sales disruptions. We cannot predict whether sales disruptions and the related impact on earnings may be greater in time or volume than projected in certain remodeled or relocated stores.

         Store format and clustering strategy. We operate two store formats: natural foods supermarkets and farmers' markets. The natural foods supermarket format, operated under the Wild Oats Community Market(R) and other tradenames, is generally 20,000 to 35,000 gross square feet, and the farmers' markets, operated under the Henry's Marketplace(R) and Sun Harvest Farms(TM) tradenames, are generally 15,000 to 25,000 gross square feet. Our profitability has been and will continue to be affected by the mix of natural foods supermarkets and farmers' market stores opened, acquired or relocated and whether stores are being opened in markets where we have an existing presence. As part of the current comprehensive review of the Company's business operations and strategic plan, we are evaluating our current natural foods store format and design, and may make significant changes in the future. We also plan to expand the Henry's Marketplace farmers' market-style store format as our second, parallel store format. We believe this format, which is primarily located in metropolitan San Diego, California and Texas, appeals to a more value-conscious customer.

         In the past, we have pursued a strategy of clustering stores in each of our markets to increase overall sales, reduce operating costs and increase customer awareness. In prior years, when we opened a store in a market where we had an existing presence, our sales and operating results declined at certain of our existing stores in that market. However, over time, the affected stores generally achieved store contribution margins comparable to prior levels on the lower base of sales. Certain new stores opened in the past two years have caused a greater degree of cannibalization than previously expected, and at this time it does not appear that the store contribution margins at the older, affected stores in these regions will rebound to their prior levels. In certain existing markets the sales and operating results trends for other stores may continue to experience temporary declines related to the clustering of stores. We are currently reevaluating our clustering strategy in response to greater than expected sales cannibalization in certain existing markets where we opened new stores.

         Comparable store sales results. Sales of a store are deemed to be comparable commencing in the thirteenth full month of operations for new, relocated and acquired stores. A variety of factors affect our comparable store sales results, including, among others:

o the opening of stores by us or by our competitors in markets where we have existing stores
o        the relative proportion of new or relocated stores to mature stores
o        the timing of advertising and promotional events
o        store remodels
o        store closures
o        our ability to effectively execute our operating plans
o        changes in consumer preferences for natural foods products
o        availability of produce and other seasonal merchandise
o        general economic conditions.

         Past increases in comparable store sales may not be indicative of future performance.

         Our comparable store sales results have been negatively affected in the past by, among other factors, planned cannibalization, which is the loss of sales at an existing store when we open a new store nearby, resulting from the implementation of our store clustering strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Store format and clustering strategy." Comparable store sales results in previous years were negatively affected by higher than expected cannibalization due to the openings of new or relocated stores in several of our existing markets. Certain stores, such as the Henry's Marketplace format stores, which depend heavily on produce sales, are more susceptible to sales fluctuations resulting from the availability and price of certain produce items. As a result of operational improvements in some recently acquired stores, new marketing programs in selected regions and store closures of certain weaker stores, comparable store sales results increased to 1% in the first quarter of fiscal 2001 from (3.5%) at the end of the fourth quarter of fiscal 2000. We expect comparable store sales results to be approximately 1% for the remainder of the year. There can be no assurance that comparable store sales for any particular period will not decrease in the future.

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

Results of Operations

         The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of sales.

         Three Months Ended                                     March 31, 2001            April 1, 2000
         ---------------------------------------------        -------------------       -------------------
         Sales                                                       100.0%                    100.0%
         Cost of goods sold and occupancy costs                       69.7                      68.5
                                                              -------------------       -------------------
         Gross margin                                                 30.3                      31.5
         Direct store expenses                                        23.5                      22.0
         Selling, general and administrative expenses                  5.1                       3.7
         Pre-opening expenses                                          0.7                       0.7
                                                              -------------------       -------------------
         Income from operations                                        1.0                       5.1
         Interest expense, net                                         1.1                       0.9
                                                              -------------------       -------------------
         Income (loss) before income taxes                            (0.1)                      4.2
         Income tax expense (benefit)                                 (0.0)                      1.7
                                                              -------------------       -------------------
         Net income (loss)                                            (0.1)%                     2.5%
                                                              ===================       ===================

         Sales. Sales for the three months ended March 31, 2001, increased 3.9% to $219.5 million from $211.2 million in the same period in fiscal 2000. The increase was primarily due to the opening of four new stores, as well as the inclusion of the 16 stores opened or acquired in fiscal 2000, offset by 20 stores closed in fiscal 2000. Comparable store sales increased to 1% for the first quarter of fiscal 2001 from (3.5%) at the end of the fourth quarter of fiscal 2000, as compared to (2%) for the same period in fiscal 2000 due to operational improvements in some recently acquired stores, new marketing programs in selected regions and store closures of certain weaker stores.

         Gross Profit. Gross profit for the three months ended March 31, 2001 of $66.4 million was relatively flat as compared to the same period in fiscal 2000, reflecting the growth from new store openings, offset by store closures. As a percentage of sales, gross profit decreased to 30.3% in the first quarter of fiscal 2001 from 31.5% in the same period in fiscal 2000 due primarily to operational weaknesses in certain new and acquired stores resulting from lower than expected sales in those stores, as well as a 30 basis point impact from increasing utilities costs.

         Direct Store Expenses. Direct store expenses for the three months ended March 31, 2001 increased 10.9% to $51.6 million from $46.5 million in the same period in fiscal 2000, and as a percentage of sales, increased to 23.5% in the first quarter of fiscal 2001 from 22.0% in the first quarter of fiscal 2000. The increases are primarily due to higher payroll costs as a percentage of sales in certain acquired and new stores, temporary payroll inefficiencies caused by extended remodels and increasing insurance costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2001 increased 41.3% to $11.1 million from $7.8 million in the same period in fiscal 2000, and as a percentage of sales, increased to 5.1% in the first quarter of fiscal 2001 from 3.7% in the same period in fiscal 2000. The increases are primarily attributable to the severance costs associated with the transition in Chief Executive Officers and additions in the corporate and regional staff necessary to support the Company's growth.

         Pre-Opening Expenses. Pre-opening expenses for the three months ended March 31, 2001, remained constant at $1.4 million compared to the same period in fiscal 2000. As a percentage of sales, pre-opening expenses remained constant at 0.7% in the first quarter of fiscal 2001 compared to the same period in fiscal 2000, due to the opening of four new stores in the first quarter of fiscal 2001 as compared to four new stores and two relocations in the same period in fiscal 2000.

         Interest Expense, Net. Net interest expense for the three months ended March 31, 2001 increased to $2.5 million, from $1.8 million in the same period in fiscal 2000. As a percentage of sales, net interest expense increased to 1.1% from 0.9% in the first quarter of fiscal 2000. The increase is primarily attributable to the increased interest rate on our line of credit and an increase in the amount of borrowings. Interest expense may increase in the future as a result of an expected increase in the interest rate under our credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below.

Liquidity and Capital Resources

         Our primary sources of capital have been cash flow from operations, trade payables, bank indebtedness, and the sale of equity securities. Primary uses of cash have been the financing of new store development, new store openings, relocations, remodels and acquisitions.

         Net cash provided by operating activities was $13.3 million during the first three months of fiscal 2001 as compared to $14.2 million during the same period in fiscal 2000. Cash from operating activities decreased during this period primarily due to a reduction in net income, offset by changes in working capital items. We have not required significant external financing to support inventory requirements at our existing and new stores because we have been able to rely on vendor financing for most of the inventory costs, and we anticipate that vendor financing will continue to be available for new store openings.

         Net cash used in investing activities was $12.1 million during the first three months of fiscal 2001 as compared to $21.2 million during the same period in fiscal 2000. The decrease is due to a reduction in capital expenditures and acquisitions.

         Net cash used in financing activities was $536,000 during the first three months of fiscal 2001 as compared to $1.6 million during the same period in fiscal 2000. The decrease reflects $2.5 million in debt payments, offset by our receipt of cash borrowed under a $2.0 million promissory note with a related party during the first three months of fiscal 2001.

         In the third quarter of fiscal 2000, we renewed and increased our existing revolving credit facility to $157.5 million. The facility as increased and amended has two separate lines of credit, a revolving line for $111.2 million and the remainder in a term loan facility, each with a three-year term expiring August 1, 2003. The facility currently bears interest at the default rate, which is the prime rate plus 0.25%. The credit agreement includes certain financial and other covenants, as well as restrictions on payments of dividends. As of December 30, 2000, we were in violation of two financial covenants, and the lending group issued a notice of default, although it has not accelerated our repayment obligations. All borrowings outstanding under the credit facility at March 31, 2001 are considered to be due on demand and accordingly are classified as a current liability at March 31, 2001. As a result of the covenant violations, our borrowings under the credit facility have been limited to $125 million. We are currently negotiating an amendment to the credit facility to waive the defaults and modify certain of the covenants that may include an increase in our interest rate and certain limitations on the execution of new leases and capital expenditures, as well as other financial covenants and a security interest in certain of our assets. If we are unsuccessful in negotiating an amendment acceptable to our lenders, such lenders could accelerate repayment of existing borrowings. The Company currently does not have sufficient available funds to repay in the event of an acceleration of our debt. The Company is also proposing to raise up to approximately $30.0 million or more in equity financings to provide additional liquidity, though such equity financing is not a requirement of amending the credit facility. As of March 31, 2001, there were $77.6 million in borrowings outstanding under the revolving facility and $43.8 million in borrowings outstanding under the term loan. If we are successful in negotiating an amendment to our existing credit facility, we believe that cash generated from operations will be sufficient to meet our capital expenditure requirements in fiscal 2001.

         The Company maintains an interest rate risk-management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in interest rates. The Company's specific goals are to (1) manage interest rate sensitivity by modifying the repricing or maturity characteristics of some of its debt and (2) lower (where possible) the cost of its borrowed funds. In accordance with the Company's interest rate risk-management strategy, the Company has entered into a swap agreement to hedge the interest rate on $47.5 million of its borrowings. The swap agreement locks in an average LIBOR rate of 6.7% and expires in August 2003.

         We spent approximately $12.3 million during the first three months of fiscal 2001 for new store construction, development, remodels and other capital expenditures, exclusive of acquisitions, and anticipate that we will spend $10.0 million or more in the remainder of fiscal 2001 for new store construction, equipment, leasehold improvements, remodels and other capital expenditures and relocations of existing stores, exclusive of acquisitions. We expect that the capital expenditures originally planned for stores rescheduled to open in 2002 will be incurred commencing in the fourth quarter of 2001. That amount was originally estimated at $15.0 million to $20.0 million, but may be revised as part of our comprehensive review of the business operations and strategic plan. Our average capital expenditures to open a leased store, including leasehold improvements, equipment and fixtures, have ranged from approximately $2.0 million to $5.0 million historically, excluding inventory costs and initial operating losses. We anticipate that our average capital expenditures will be $2.5 million to $6.0 million in the future, partly because of increases in the size of new stores and partly because our new store prototype requires more expensive fixturing. Delays in opening new stores may result in increased capital expenditures and increased pre-opening costs for the site, as well as lower than planned sales for the Company. Although there can be no assurance that actual capital expenditures will not exceed anticipated levels, we believe that cash generated from operations will be sufficient to satisfy the Company's budgeted capital expenditure requirements through the remainder of fiscal 2001.

         The cost of initial inventory for a new store is approximately $300,000 to $800,000 depending on the store format; however, we obtain vendor financing for most of this cost. Pre-opening costs currently are approximately $250,000 to $350,000 per store and are expensed as incurred. The amounts and timing of such pre-opening costs will depend upon the availability of new store sites and other factors, including the location of the store and whether it is in a new or existing market for us, the size of the store, and the required build-out at the site. Costs to acquire future stores, if any, are impossible to predict and could vary materially from the cost to open new stores. There can be no assurance that actual capital expenditures will not exceed anticipated levels. We believe that cash generated from operations will be sufficient to satisfy our budgeted cash requirements through fiscal 2001.

Cautionary Statement Regarding Forward-Looking Statements

         This Report on Form 10-Q contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include statements as to the Company's plans to open, acquire or relocate additional stores; the anticipated performance of such stores; the impact of competition; the sufficiency of funds to satisfy the Company's cash requirements through the remainder of fiscal 2001; our ability to negotiate an amendment to our credit facilities acceptable to our lenders; our expectations for comparable store sales; our plans for redesigning our natural foods store format; the impact of changes resulting from our current comprehensive review of the Company's business operations and strategic plan; levels of cannibalization; expected pre-opening expenses and capital expenditures; and other statements containing words such as "believes," "anticipates," "estimates," "expects," "may," "intends" and words of similar import or statements of management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause the actual results, market performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause differences in results of operations include, but are not limited to, the Company's ability to negotiate a suitable amendment to its outstanding line of credit facility; the timing and success of the current comprehensive review of the Company's business operations and strategic plan; the successful transition of operating authority to our new Chief Executive Officer, Perry Odak; the timing and execution of new store openings, relocations, remodels, sales and closures; the timing and impact of promotional and advertising campaigns; the impact of competition; changes in product supply or suppliers; changes in management information needs; changes in customer needs and expectations; governmental and regulatory actions; general industry or business trends or events; changes in economic or business conditions in general or affecting the natural foods industry in particular; and competition for and the availability of sites for new stores and potential acquisition candidates. The Company undertakes no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.

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

         The Company's exposure to interest rate changes is primarily related to its variable rate debt issued under its $157.5 million revolving credit facility. The facility has two separate lines of credit, a revolving line in the amount of $111.2 million and a term loan in the amount of $46.3 million, each with a three-year term expiring August 1, 2003. As a result of violations by the Company of certain financial covenants under the line of credit facility, the Company's lenders issued a notice of default, although the lenders have not accelerated repayment of outstanding borrowings at this time. All borrowings outstanding under the credit facility at March 31, 2001 are considered to be due on demand and accordingly are classified as a current liability at March 31, 2001. Borrowings under the credit facility have been limited to $125 million. As of March 31, 2001, there were $77.6 million in borrowings outstanding under the $111.2 million revolving line of this facility and $43.8 million in borrowings outstanding under the $46.3 million term note. As a result of the Company's default, the interest rate on the credit facility was adjusted to the prime rate, effective December 30, 2000. The Company is currently negotiating an amendment to the credit facility that would adjust interest rates to a variable rate based on the prime rate or LIBOR, effective as of the date of amendment. Because the interest rates on these facilities are variable, based upon the prime rate or LIBOR, if the Company is successful in negotiating an amendment to the facility, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of March 31, 2001, would be an annual increase or decrease of approximately $1.2 million in interest expense and a corresponding decrease or increase of approximately $771,000 in the Company's net income after taxes.

         The Company maintains an interest rate risk-management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in interest rates. The Company's specific goals are to (1) manage interest rate sensitivity by modifying the repricing or maturity characteristics of some of its debt and (2) lower (where possible) the cost of its borrowed funds. In accordance with the Company's interest rate risk-management strategy, the Company has entered into a swap agreement to hedge the interest rate on $47.5 million of its borrowings. The swap agreement locks in an average LIBOR rate of 6.7% and expires in August 2003.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         In January 2001, we were named as defendant in Glades Plaza, LP v. Wild Oats Markets, Inc., a suit filed in the 15th Judicial Circuit Court, Palm Beach County, Florida, by a landlord alleging we breached our lease obligations when we gave notice of termination of the lease for landlord's default in not timely turning over the premises. The plaintiff seeks unspecified damages. The parties are in discovery currently and have conducted one court-ordered mediation.

         In April 2001, we were named as defendant in City Place Retail LLC v. Wild Oats Markets, Inc., a suit filed in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida, by a landlord alleging we breached our lease obligations by allegedly failing to timely complete the finish and fixturing of a new store. We do not believe that we defaulted, and we served the landlord with a default notice. The parties have agreed to settle the matter for a cash payment by the landlord in exchange for a termination by us of our rights under the lease.

Item 2.  Changes in Securities and Use of Proceeds

         On March 6, 2001 ("Purchase Date"), the Company issued 1,332,649 shares of its common stock to Perry D. Odak in exchange for cash and a promissory note in the amount of $9,273,978.31. The number of shares equaled five percent of the number of shares of common stock outstanding (on a fully diluted basis), and Mr. Odak paid a per share price equal to the closing market price on NASDAQ on the Purchase Date. The transaction was completed pursuant to an exemption from registration under Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended. The transaction qualified as exempt under Rule 506 as no more than 35 purchasers received shares of the Company's stock and Mr. Odak was an accredited investor under Rule 105(a)(4) of Regulation D.

Item 3.  Defaults Upon Senior Securities

         The second paragraph of Note 2 to the Company's Consolidated Financial Statements included in this report is hereby incorporated by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

Exhibit Number    Description of Document

10.1+# Employment Agreement dated March 6, 2001 between Wild Oats Markets, Inc. and Perry D. Odak

10.2+ Stock Purchase Agreement dated March 6, 2001 between Wild Oats Markets, Inc. and Perry D. Odak
------------------
+ Filed herewith.
# Management compensation plan.

         (b)       Reports on Form 8-K.

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, County of Boulder, State of Colorado, on the 15th day of May, 2001.

                           Wild Oats Markets, Inc.

                           By  /s/ Mary Beth Lewis
                               Mary Beth Lewis
                               Executive Officer, Secretary, Vice President
                               of Finance, and Chief Financial Officer
                               (Principal Financial and Accounting Officer)