Form 10-K/A
period 2000-12-30
WILD OATS MARKETS INC
filed 2001-08-14
CIK 909990

TABLE OF CONTENTS

EXHIBIT INDEX

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21577

WILD OATS MARKETS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1100630 (I.R.S. Employer Identification Number)

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

This Form 10-K/A is filed to correct certain clerical errors and to supplement previous disclosures regarding restructuring and asset impairment charges.

TABLE OF CONTENTS

PART I.

Item 1.     BUSINESS

Introduction

Wild Oats Markets, Inc. ("Wild Oats") is the second largest natural foods supermarket chain in North America. As of March 30, 2001, we operated 109 natural food stores, including two small vitamin stores, in 23 states and British Columbia, Canada under several names, including:

  Wild Oats Market (nationwide)

  Henry's Marketplace (San Diego and Orange County, CA)

  Nature's Fresh and Nature's Northwest (metropolitan Portland, OR)

  Sun Harvest Market (TX)

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

Wild Oats' sales grew from $721.1 million during fiscal 1999 to $838.1 million during fiscal 2000, an increase of 16.2%, due largely to the opening of 11 new stores, the acquisition of two operating stores and the relocation of three stores in fiscal 2000. As part of the strategic repositioning announced by the Company in the second and fourth quarters of fiscal 2000, the Company identified 22 natural food stores for closure or sale, and during the second, third and fourth quarters of fiscal 2000, the Company closed 10 natural foods stores and sold three natural food stores. The Company also closed five natural food stores in the first quarter of fiscal 2000, and closed two small vitamin stores in the second and third quarters of 2000. As a result, we had 106 stores located in 22 states and Canada at the end of fiscal 2000, as compared to 110 natural foods stores in 22 states and Canada as of the end of fiscal 1999.

As a result of our aggressive growth over the last four years, we have increased our penetration of existing markets, entered new geographic markets and created a stronger platform for future growth. We believe our growth has resulted in operating efficiencies created by:

  warehousing, distribution and administrative economies of scale improved volume purchasing discounts

  coordinated merchandising and marketing strategies

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

Educational and entertaining store environment. Each store strives to create a fun, friendly and educational environment that makes grocery shopping enjoyable, encouraging shoppers to spend more time in the store and to purchase new products. In order to enhance our customers' understanding of natural foods and how to prepare them, we train our store staff to educate customers as to the benefits and quality of our products and prominently feature educational brochures and newsletters, as well as an in-store consumer information department. In addition, many stores offer café seating areas, espresso and fresh juice bars and in-store massage therapists, all of which emphasize the comfortable, relaxed nature of the shopping experience. We believe our knowledgeable store staff and high ratio of store staff to customers results in significantly higher levels of customer service than in a conventional supermarket. In fiscal 2001, we plan to increase staffing levels at many of our stores to address our guests' requests for higher service levels.

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

Competitive pricing. We seek to offer products at prices which are at or below those of other natural foods stores. We have implemented a competitive price program designed to ensure that high quality, all natural items in each product category are offered at prices that are competitive with those offered on similar items in conventional supermarkets. We have also expanded our private label programs to include a large selection of high quality private label products under our "Wild Oats®" and "A Wild Oats Down to Earth Value" lines at competitive prices. We believe these pricing programs broaden our consumer appeal and encourage our customers to fill more of their shopping needs at our stores.

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

Growth strategy

Our growth strategy is to increase sales and income through:

  improved guest service and store execution

  opening of new stores

  year over year comparable store sales growth

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

In addition, we intend to continue to expand and enhance our prepared food and in-store café environment. We believe that consumers are increasingly seeking convenient, healthy, "ready-to-eat" meals and that by increasing our commitment to this category we can provide an added service to our customers, broaden our customer base and further differentiate us from conventional supermarkets and traditional natural foods stores.

Quality standards. Our objective is to offer products that generally meet the following standards:

  free of preservatives, artificial colors, chemical additives and added hormones organically grown, whenever possible

  minimally processed

  not tested on animals

We continually evaluate new products, quality issues and controversial ingredients and frequently counsel store managers on compliance with our product standards.

Private label. The natural foods industry is highly fragmented and characterized by many small independent vendors. As a result, we believe that our customers do not have strong loyalty to particular brands of natural foods products. In contrast to conventional supermarkets whose private label products are intended to be low cost alternatives to name-brand products, we have developed our "Wild Oats®" private label program in order to build brand loyalty to specific products based on our relationship with our customers and our reputation as a natural foods authority. Through this program, we have successfully introduced a number of high quality, unique private label products, such as cereals, breads, salad dressings, vitamins, chips, salsa, pretzels, cookies, juices, pasta, pasta sauces, oils, frozen products such as pizza and veggie burgers, and pet foods. In fiscal 2000, we introduced a new line of "Wild Oats®" imported goods, including olive oil, roasted red peppers, pickles and cherries. We intend to continue to expand our private label product offerings on a selected basis. In fiscal 1999, we introduced our "A Wild Oats Down to Earth Value" label of "staple" products, such as peanut butter, cookies, coffee, canned tomatoes, bottled water and paper products, to offer our customers quality natural products at competitive prices.

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

PART II.

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

FISCAL YEAR	2000	1999	1998	1997	1996
STATEMENT OF OPERATIONS DATA:
Sales	$ 838,131	$ 721,091	$ 530,726	$ 431,974	$ 299,567
Cost of goods sold and occupancy costs	581,980	499,627	369,475	301,644	208,454
Gross profit	256,151	221,464	161,251	130,330	91,113
Direct store expenses	190,986	155,869	113,094	96,448	69,485
Store contribution	65,165	65,595	48,157	33,882	21,628
Selling, general and administrative expenses	32,480	27,939	20,026	16,314	12,361
Pre-opening expenses	3,289	2,767	3,449	1,149	1,863
Restructuring and asset impairment charges	42,066	12,642	393		7,035
Income (loss) from operations	(12,670)	22,247	24,289	16,419	369
Loss on investment	2,060
Interest expense, net	8,850	4,280	28	622	1,471
Income (loss) before income taxes	(23,580)	17,967	24,261	15,797	(1,102)
Income tax expense (benefit)	(8,559)	5,198	7,822	5,501	(120)
Net income (loss) before cumulative effect of change in accounting principle	(15,021)	12,769	16,439	10,296	(982)
Cumulative effect of change in accounting principle, net of tax (1)		281
Net income (loss)	(15,021)	12,488	16,439	10,296	(982)
Accretion of redeemable preferred stock					2,396
Net income (loss) allocable to common stock	$ (15,021) ======	$ 12,488 ======	$ 16,439 ======	$ 10,296 ======	$ (3,378) ======
Basic net income (loss) per common share	$ (0.65)	$ 0.55	$ 0.73	$ 0.55	$ (0.32)
Weighted average number of common shares outstanding	23,090 ======	22,806 ======	22,440 ======	18,841 ======	10,606 ======
Diluted net income (loss) per common share	$ (0.65) ======	$ 0.53 ======	$ 0.71 ======	$ 0.53 ======	$ (0.32) ======
Weighted average number of common shares outstanding	23,090 ======	23,467 ======	23,079 ======	19,425 ======	10,606 ======
Number of stores at end of period	106	110	82	70	57
BALANCE SHEET DATA:
Working capital (deficit)	$ (132,588)	$ (20,971)	$ (5,281)	$ 32,566	$ 5,998
Total assets	$ 372,632	$ 350,629	$ 217,320	$ 190,752	$ 123,045
Long-term debt (including capitalized leases)(2)	$ 353	$ 80,328	$ 2,675	$ 4,157	$ 4,678
Stockholders' equity	$ 151,564	$ 165,387	$ 152,608	$ 136,697	$ 77,809

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

Overview

Store openings, closings, sales, remodels, relocations and acquisitions. In fiscal 2000, we opened 11 new stores in Laguna Niguel, San Diego (two) and Yorba Linda, California; Kansas City, Kansas; St. Louis, Missouri; Reno, Nevada; Cleveland and Cincinnati, Ohio; Bend and Portland, Oregon; and relocated three stores in West Hartford, Connecticut; Las Vegas, Nevada; and Salt Lake City, Utah. We also acquired two operating natural food stores in Escondido and Hemet, California. We plan to open or relocate as many as eight stores in fiscal 2001. Through the date of this report, we have opened four new stores in Irvine, California; Westport, Connecticut; Omaha, Nebraska and Cleveland, Ohio. As of December 30, 2000, the Company had closed 15 natural food stores and two small vitamin stores and sold three natural food stores. The locations of the closed or sold stores are: Hollywood, Mission Viejo, San Diego and Santa Barbara, California; Denver, Colorado; Hartford and Norwalk, Connecticut; Framingham, Massachusetts; Las Vegas, Nevada (two stores); Madison, New Jersey; Santa Fe, New Mexico (two stores); Memphis, Tennessee; Dallas and San Antonio (one natural foods and two small vitamin stores), Texas; and Salt Lake City, Utah (two stores).

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

Restructuring and asset impairment charges; strategic repositioning. In the second quarter of fiscal 2000, we undertook an assessment of our inventory of operating and vacant properties as part of a strategic repositioning of the Company. We made certain decisions related to our operations which identified ten stores to be sold or closed and resulted in a restructuring charge of $20.6 million. In the fourth quarter of fiscal 2000, as part of the ongoing assessment, we further determined that we would close or sell an additional twelve stores whose performance did not meet Company expectations. As a result of this decision to close or sell additional stores, the Company recorded an additional pre-tax restructuring charge of $21.4 million in the fourth quarter of fiscal 2000. As of December 30, 2000, the Company had closed 10 and sold three of the stores identified for sale or closure as part of these restructuring and asset impairment charges. The locations of the closed stores are: Mission Viejo, San Diego and Santa Barbara, California; Denver, Colorado; Framingham, Massachusetts; Madison, New Jersey; Santa Fe, New Mexico; Memphis, Tennessee; and Dallas and San Antonio, Texas. The locations of the three sold stores are: Hollywood, California; Norwalk, Connecticut; and Santa Fe, New Mexico. As of December 30, 2000, eight stores remained to be sold or closed by the end of fiscal 2001 and one in the first quarter of fiscal 2002. One of the remaining stores to be closed, in Denver, Colorado, was closed during the first quarter of fiscal 2001. As the result of customer research and internal assessments performed in fiscal 2000, the Company expanded the scope of its strategic repositioning and plans to spend up to $20 million through fiscal 2001 for additional staff training, advertising, store and corporate office level staffing and other strategic initiatives designed to improve our store sales results.

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

Store format and clustering strategy. We operate two store formats: natural foods supermarkets and farmers' markets. The natural foods supermarket format is generally 20,000 to 35,000 gross square feet, and the farmers' markets are generally 15,000 to 25,000 gross square feet. Our profitability has been and will continue to be affected by the mix of natural foods supermarkets and farmers' market stores opened, acquired or relocated and whether stores are being opened in markets where we have an existing presence. As part of our strategic repositioning, we intend to increase the size of our natural foods supermarket stores over time to an average size of 28,000 to 30,000 square feet. We are currently making revisions to our store format and design, including, among other things, expanding the average size of our natural foods supermarket format stores to an average of 28,000 to 30,000 square feet, expanding our selections of gourmet and crossover products, housewares, gift items, beer and wine, bakery and floral and redesigning store layouts and signage. We also plan to expand the Henry's Marketplace® farmers' market-style store format as our second, parallel store format. We believe this format, which is primarily located in the metropolitan San Diego, California area, appeals to a more value-conscious customer.

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

  the opening of stores by us or by our competitors in markets where we have existing stores the relative proportion of new or relocated stores to mature stores the timing of advertising and promotional events

  store remodels

  our ability to effectively execute our operating plans

  changes in consumer preferences for natural foods products availability of produce and other seasonal merchandise

  general economic conditions.

Past increases in comparable store sales may not be indicative of future performance.

Our comparable store sales results have been negatively affected in the past by, among other factors, planned cannibalization, which is the loss of sales at an existing store when we open a new store nearby, resulting from the implementation of our store clustering strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Store format and clustering strategy." Comparable store sales results were negatively affected in fiscal 2000 by planned cannibalization due to the openings in fiscal 1999 and fiscal 2000 of new or relocated stores in several of our existing markets, including, among others: Phoenix, Arizona; San Diego, California; Kansas City and St. Louis, Missouri; Portland, Oregon; Albuquerque, New Mexico; Nashville, Tennessee and Salt Lake City, Utah. For certain stores opened in fiscal 1999 and fiscal 2000, we experienced a higher degree of cannibalization than in the past in markets where we expected higher demand for additional stores. Certain stores, such as the Henry's Marketplace® format stores, which depend heavily on produce sales, are more susceptible to sales fluctuations resulting from the availability and price of certain produce items. In addition, in fiscal 2000 certain stores faced greater than expected competition both from other natural foods grocery stores and from increased natural foods offerings in conventional and gourmet grocery stores, which negatively affected comparable store sales results. As a result of the higher degree of cannibalization, as well as reduced levels of marketing in certain regions, delays in remodels, increased competition in some regions, difficulty in properly executing our operating plans and other factors, comparable store sales decreased 3.5% in the fourth quarter of fiscal 2000 and 2.6% for fiscal 2000. We expect comparable store sales results to be flat to low single-digits for fiscal 2001 as a whole, with the results flat to slightly negative in the first half of the year and improving in the remainder of the year. There can be no assurance that comparable store sales for any particular period will not decrease in the future.

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

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of sales:

FISCAL YEAR ENDED	2000	1999	1998
Sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	69.4	69.3	69.6
Gross profit	30.6	30.7	30.4
Direct store expenses	22.8	21.6	21.3
Store contribution	7.8	9.1	9.1
Selling, general and administrative expenses	3.9	3.9	3.8
Pre-opening expenses	0.4	0.4	0.6
Restructuring and asset impairment charges	5.0	1.8	0.1
Income (loss) from operations	(1.5)	3.0	4.6
Loss on investment	0.3
Interest expense, net	1.0	0.6
Income (loss) before income taxes	(2.8)	2.4	4.6
Income tax expense (benefit)	(1.0)	0.7	1.5
Net income (loss) before cumulative effect of change in account principle	(1.8)	1.7	3.1
Cumulative effect of change in accounting principle, net of taxes		0.1
Net income (loss)	(1.8)% ====	1.6% ====	3.1% ====

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

Restructuring and Asset Impairment Charges. Restructuring and asset impairment charges for fiscal 2000 were $42.0 million as compared to $12.6 million in fiscal 1999. The expenses for 2000 consisted of two separate strategic repositioning efforts. During the second quarter of fiscal 2000, the Company's management made certain decisions relating to the strategic repositioning of the Company's operations which resulted in a restructuring and asset impairment charge of $20.6 million. These decisions included the closure of three natural food stores during the second quarter of fiscal 2000 ($4.7 million); the planned sale or closure of seven stores during the remainder of fiscal 2000 ($9.9 million); exit costs of previously closed or abandoned sites ($5.6 million); and the discontinuation of e-commerce activities ($400,000). The $5.6 million charge related to changes in estimates for previously closed or abandoned sites. The significant components of the $5.6 million charge were (a) $3.6 million of additional lease-related liabilities, and (b) $2.0 million of fixed asset impairments for 15 previously closed stores. Components of the restructuring and asset impairment charge consist primarily of abandonment of fixed ($8.9 million) and intangible assets ($6.4 million); and noncancelable lease obligations and lease related liabilities ($5.3 million). Substantially all of the restructuring charges are non-cash expenses.

During the fourth quarter of fiscal 2000, the Company expanded its strategic repositioning and, as a part of such expansion, decided to close or sell twelve under performing stores. This decision resulted in an additional restructuring charge of $21.4 million. This restructuring charge consists primarily of costs associated with the abandonment of fixed ($13.6 million) and intangible assets ($1.7 million) and noncancelable lease obligations and lease related liabilities ($6.1 million). Substantially all of the restructuring charges are non-cash expenses. See "Notes to Consolidated Financial Statements - Note 12 - Restructuring and Asset Impairment Charges".

Loss on Investment. In the second quarter of fiscal 2000, the Company recorded a loss on investment of $2.1 million related to the reduction in value of the Company's investment in an e-commerce nutritional company.

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

Restructuring and Asset Impairment Charges. Restructuring and asset impairment charges for the fiscal year ended January 1, 2000, were $12.6 million, as compared to $393,000 in fiscal 1998. Components of the restructuring charge consist of noncancelable lease obligations and lease-related liabilities ($1.2 million) and impairment of fixed ($7.8 million) and intangible assets ($1.9 million). These decisions included (1) a change in the Company's strategic direction, resulting in the closure in the second quarter of fiscal 1999 of its two "Farm to Market" stores located in Buffalo Grove, Illinois, and Tempe, Arizona ($4.5 million), and (2) exit costs of previously closed or abandoned sites ($6.4 million). During the first quarter of fiscal 1999, the Company revised its prior exit cost estimates for lease-related liabilities and also determined that it could not recover the previously estimated net realizable value of the fixed assets of the ten stores closed in fiscal 1998. As a result, the Company recorded a restructuring charge of $6.4 million for the exit costs of stores that were previously closed or abandoned sites prior to fiscal 1999. The significant components of the $6.4 million charge were (a) fixed asset ($3.2 million) and goodwill ($1.9 million) impairments and (b) additional lease-related liabilities ($1.3 million).

During the third quarter of fiscal 1999, the Company recognized restructuring charges related to the pooling transaction with Henry's that totaled $645,000. Components of the restructuring charge consist primarily of noncancelable lease obligations ($287,000) and professional fees associated with the pooling ($323,000).

During the fourth quarter of fiscal 1999, the Company recognized restructuring charges related to the pooling transaction with Sun Harvest that totaled $1.1 million. Components of the restructuring charge consist primarily of professional fees associated with the pooling ($869,000) and employee-related costs ($128,000).

During fiscal 1998, a $393,000 restructuring charge was recorded in conjunction with two pooling-of-interests transactions. The restructuring charge consists of employee severance costs ($201,000), fixed asset write-downs ($162,000) and lease cancellation costs ($30,000).

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

Net cash provided by operating activities was $41.0 million during fiscal 2000 as compared to $53.9 million during fiscal 1999. Cash from operating activities decreased during this period primarily due to decreases in net income offset by restructuring and asset impairment charges. Net cash provided by operating activities was $53.9 million during fiscal 1999 and $32.1 million during fiscal 1998. Cash from operating activities increased during this period primarily due to increases in net income before depreciation and amortization expense and restructuring and asset impairment charges. We have not required significant external financing to support inventory requirements at our existing and new stores because we have been able to rely on vendor financing for most of the inventory costs, and we anticipate that vendor financing will continue to be available for new store openings.

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

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WILD OATS MARKETS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per-share amounts)
FISCAL YEAR	2000	1999	1998

Sales	$ 838,131	$ 721,091	$ 530,726
Cost of goods sold and occupancy costs	581,980	499,627	369,475
Gross profit	256,151	221,464	161,251
Operating expenses
Direct store expenses	190,986	155,869	113,094
Selling, general and administrative expenses	32,480	27,939	20,026
Pre-opening expenses	3,289	2,767	3,449
Restructuring and asset impairment charges	42,066	12,642	393
Income (loss) from operations	(12,670)	22,247	24,289
Loss on investment	(2,060)
Interest income	117	304	975
Interest expense	(8,967)	(4,584)	(1,003)
Income (loss) before income taxes	(23,580)	17,967	24,261
Income tax expense (benefit)	(8,559)	5,198	7,822
Net income (loss) before cumulative effect of change in accounting principle	(15,021)	12,769	16,439
Cumulative effect of change in accounting principle, net of tax		281
Net income (loss)	(15,021)	12,488	16,439
Other comprehensive income (expense)
Foreign currency translation adjustment, net	(259)	510	22
Comprehensive income (loss)	$ (15,280) =======	$ 12,998 =======	$ 16,461 =======
Basic net income (loss) per common share:
Net income (loss) before cumulative effect of change in accounting principle	$ (0.65)	$ 0.56	$ 0.73
Cumulative effect of change in accounting principle, net of tax		(0.01)
Net income (loss)	$ (0.65) =======	$ 0.55 =======	$ 0.73 =======
Diluted net income (loss) per common share:
Net income (loss) before cumulative effect of change in accounting principle, net of tax	$ (0.65)	$ 0.54	$ 0.71
Cumulative effect of change in accounting principle, net of tax		(0.01)
Net income (loss)	$ (0.65) =======	$ 0.53 =======	$ 0.71 =======
Weighted average number of common shares outstanding	23,090 =======	22,806 =======	22,440 =======
Weighted average number of common shares outstanding assuming dilution	23,090 =======	23,467 =======	23,079 =======

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)
FISCAL YEAR ENDED	2000	1999

ASSETS

Current assets:
Cash and cash equivalents	$ 12,457	$ 21,877
Inventories	55,258	51,412
Accounts receivable (net of allowance for doubtful accounts of $355 and $259, respectively)	3,936	2,159
Income tax receivable	9,973	520
Prepaid expenses and other current assets	2,004	2,424
Deferred tax asset	1,989	1,775
Total current assets	85,617	80,167

Property, plant and equipment, net	168,535	156,156
Intangible assets, net	114,461	108,734
Deposits and other assets	3,791	4,072
Long-term investment	228	1,500
	$ 372,632 =====	$ 350,629 =====

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 56,556	$ 48,048
Accrued liabilities	37,434	30,381
Current portion of debt and capital leases	124,215	22,709
Total current liabilities	218,205	101,138

Long-term debt and capital leases	353	80,328
Deferred tax liability	989	1,185
Other long-term obligations	1,521	2,591
	221,068	185,242
Commitments and contingencies (Notes 10 and 11)

Stockholders' equity:
Common stock; $0.001 par value; 60,000,000
shared authorized; 23,147,103 and 22,992,437
issued and outstanding, respectively	23	23
Additional paid-in capital	149,764	148,307
Retained earnings	1,635	16,656
Accumulated other comprehensive income	142	401
Total stockholders' equity	151,564	165,387
	$ 372,632 =====	$ 350,629 =====

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands, except share and per-share amounts)

	COMMON STOCK		ADD'L PAID IN CAPITAL	RETAINED EARNINGS (ACCUM- ULATED DEFICIT)	ACCUM- ULATED OTHER COMPRE- HENSIVE INCOME (LOSS)	TOTAL STOCK- HOLDERS' EQUITY
	SHARES	AMOUNT
BALANCE AT DECEMBER 27, 1997	22,108,149	$ 22	$ 138,812	$ (2,006)	$ (131)	$ 136,697

Pooling-of-interests transactions	200,045		60	188		248
Equity transactions of pooled companies				(4,701)		(4,701)
Issuance of common stock ($9.63 to $20.33 per share)	69,846		1,096			1,096
Common stock options exercised ($3.13 to $16.00 per share)	227,979	1	2,806			2,807
Net income				16,439		16,439
Foreign currency translation adjustment					22	22
BALANCE AT JANUARY 2, 1999	22,606,019	23	142,774	9,920	(109)	152,608

Equity transactions of pooled companies			104	(5,752)		(5,648)
Issuance of common stock ($16.72 to $18.92 per share), net of issuance costs	131,239		2,104			2,104
Common stock options exercised ($3.13 to $19.79 per share)	255,179		3,325			3,325
Net income				12,488		12,488
Foreign currency translation adjustment					510	510
BALANCE AT JANUARY 1, 2000	22,992,437	23	148,307	16,656	401	165,387

Issuance of common stock ($10.68 per share), net of issuance costs	67,889		802			802
Common stock options exercised ($3.13 to $18.00 per share)	86,777		655			655
Net loss				(15,021)		(15,021)
Foreign currency translation adjustment					(259)	(259)
BALANCE AT DECEMBER 30, 2000	23,147,103 =======	$ 23 ====	$ 149,764 ======	$ 1,635 =====	$ 142 ====	$ 151,564 ======

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands, except share amounts)
FISCAL YEAR	2000	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$ (15,021)	$ 12,488	$ 16,439

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,574	22,072	15,546
Loss (gain) on disposal of property and equipment and settlement of property-related obligations	(306)	14	(829)
Deferred tax provision (benefit)	(410)	(1,409)	406
Restructuring and asset impairment charges	42,066	12,642	393
Loss on investment	2,060
Other	104
Change in assets and liabilities, net of acquisitions:
Inventories	(5,048)	(7,569)	(6,504)
Receivables, net and other assets	(11,551)	(2,417)	(2,215)
Accounts payable	8,542	12,057	7,202
Accrued liabilities	(5,001)	6,028	1,632
Net cash provided by operating activities	41,009	53,906	32,070

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(60,584)	(62,592)	(56,448)
Acquisitions, net of cash acquired	(16,791)	(77,779)	(10,481)
Proceeds from sale of property and equipment	4,585	21,902	3,408
Long-term investment	(38)	(1,500)
Net cash used in investing activities	(72,828)	(119,969)	(63,521)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds on line of credit, net	28,751	95,200
Proceeds from notes payable and long-term debt		1,538	1,720
Payments on notes payable, long-term debt and capitalized leases	(7,489)	(18,810)	(3,041)
Proceeds from issuance of common stock, net	1,069	3,865	2,003
Distributions to stockholders, net		(5,752)	(4,726)

Net cash provided by (used in) financing activities	22,331	76,041	(4,044)

Effect of exchange rates on cash	68	510	62
Net (decrease) increase in cash and cash equivalents	(9,420)	10,488	(35,433)
Cash and cash equivalents at beginning of year	21,877	11,389	46,822
Cash and cash equivalents at end of year	$ 12,457 =======	$ 21,877 =======	$ 11,389 =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$ 9,715 =======	$ 3,570 =======	$ 897 =======

Cash paid for income taxes	$ 4,503 ======	$ 2,097 =======	$ 6,370 =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Short-term note payable issued for acquisition			$ 3,150 =======
Common stock issued and total debt and liabilities assumed in acquisitions		$ 1,668 =======	$ 488 =======
Stock received in exchange for services	$ 750 ======

The accompanying notes are an integral part of these consolidated financial statements

WILD OATS MARKETS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment of Long-Lived Assets. The Company monitors the carrying value of its long-lived assets, including intangible assets, for potential impairment at the store level. The triggering events for such evaluations include a significant decrease in the market value of an asset, acquisition and construction costs in excess of budget, or current period losses combined with a history of losses or a projection of continuing losses. If an impairment is identified, based on undiscounted future cash flows, the Company compares the asset's future cash flows, discounted to present value using a risk-adjusted discount rate, to its current carrying value and records a provision for impairment as appropriate. With respect to equipment and leasehold improvements associated with closed stores, the value of these assets is adjusted to reflect recoverable values estimated based on the Company's previous efforts to dispose of similar assets, with consideration for current economic conditions.

Store Closing Costs The Company plans to complete store closures or sales within a one-year period following the commitment date. Costs related to store closures and sales are reflected in the income statement as "Restructuring and Asset Impairment Charges." For stores the Company intends to sell, the Company actively markets the stores to potential buyers. Stores held for disposal are reduced to their estimated net realizable value. For stores the Company intends to close, a lease-related liability is recorded for the present value of the estimated remaining noncancelable lease payments after the closing date, net of estimated subtenant income, or for estimated lease settlement costs. In addition, the Company records a liability for costs to be incurred after the store closing which are required under leases or local ordinances for site preservation during the period before lease termination. The value of equipment and leasehold improvements related to a closed store is reduced to reflect recoverable values based on the Company's previous efforts to dispose of similar assets and current economic conditions.

Severance costs incurred in connection with store closings are recorded when the employees have been identified and notified of the termination benefits to be made to the employees.

Lease-related liabilities and the recoverability of assets to be disposed of are reviewed quarterly, and changes in previous estimates are reflected in operations. Significant cash payments associated with closed stores relate to ongoing payments of rent, common area maintenance, insurance charges, and real property taxes as required under continuing lease obligations.

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

Long-Term Investment. The Company's long-term investment in an e-commerce nutrition company of $228,000 and $1,500,000 at December 30, 2000 and 1999, respectively, is recorded under the cost method as the Company is unable to exercise effective control. In the second quarter of fiscal 2000, the Company recorded a loss on investment of $2.1 million related to the reduction in value of the Company's investment in the e-commerce nutrition company. In the Company's previous fiscal 2000 financial statements, this $2.1 million loss on investment was reflected in loss from operations as part of the restructuring charge. This loss on investment has now been presented separately after loss from operations in these amended financial statements.

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
FISCAL YEAR	2000	1999	1998
Basic and diluted earnings per Common share computation:
Net income (loss)	$ (15,021)	$ 12,488	$ 16,439
Basic net income (loss) per common share:
Net income (loss) before cumulative effect of change in accounting principle	$ (0.65)	$ 0.56	$ 0.73
Cumulative effect of change in accounting principle, net of tax		(0.01)
Net income (loss)	$ (0.65) =====	$ 0.55 =====	$ 0.73 ======
Diluted net income (loss) per common share:
Net income (loss) before cumulative effect of change in accounting principle	$ (0.65)	$ 0.54	$ 0.71
Cumulative effect of change in accounting principle, net of tax		(0.01)
Net income (loss)	$ (0.65) =======	$ 0.53 =======	$ 0.71 ======
Weighted average number of common shares outstanding	23,090	22,806	22,440
Incremental shares from assumed Conversions:
Stock options		661	639
Weighted average number of common shares outstanding assuming dilution	23,090 =======	23,467 =======	23,079 =======

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

2. Going Concern Matters

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The terms of our credit facility require, among other things, compliance with certain financial ratios, including a funded debt (i.e., debt/EBITDA) ratio and a fixed charge coverage ratio, on a quarterly basis. As a result of restructuring and asset impairment charges incurred during fiscal 2000, we were not in compliance with the fixed charge coverage ratio and minimum net income covenants under our credit facility as of and for the quarter ended December 30, 2000, and as a result, our lenders have issued a notice of default, although no acceleration of outstanding debt has been requested. All borrowings outstanding under the credit facility at December 30, 2000 are considered to be due on demand and accordingly are classified as a current liability at December 30, 2000. We currently do not have sufficient funds to pay all outstanding indebtedness. These factors raise substantial doubt about our ability to continue as a going concern. The Company currently is negotiating an amendment of its credit facility that may include the payment of an amendment fee, an increase in interest rates, a security interest in assets and additional covenants relating to capital expenditures and new leases. In conjunction with the Company's negotiations to amend its credit facility and obtain less restrictive covenants and other terms and conditions therein, the Company also proposes to raise approximately $30.0 million or more in equity financings to be used to provide additional liquidity. If the Company's lenders accept the amendments currently proposed by the Company, then the Company's borrowing capacity would be limited to $125 million, the maturity date of the credit facility would continue to be August 1, 2003, the interest rate would be increased periodically, and all existing events of default would be waived as of the amendment date.

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

Results of Pooled Company Prior to Transaction. Separate results of operations for the Company's, Henrys', and Sun Harvest's (including the affiliated entity) operations for the periods prior to the transaction are as follows (in thousands):
FISCAL YEAR	1999	1998

Sales:
Wild Oats	$ 593,109	$ 398,857
Henry's	74,979	81,026
Sun Harvest	53,003	50,843
Combined	$ 721,091 =====	$ 530,726 =====

Net Income:
Wild Oats	$ 7,355	$ 11,648
Henry's	3,542	3,859
Sun Harvest	1,591	932
Combined	$ 12,488 =====	$ 16,439 =====

Other Changes in Stockholders' Equity:
Wild Oats	$ 5,939	$ 4,173
Henry's	(4,450)	(3,565)
Sun Harvest	(1,198)	(1,136)
Combined	$ 291 ====	$ (528) =====

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
$ 77,380 =====

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
$ 13,718 =====

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

The following unaudited pro forma combined results of operations of the Company and the acquired businesses discussed above have been prepared as if the transactions occurred as of the beginning of the respective periods presented (in thousands):
FISCAL YEAR	2000	1999

Sales	$ 846,017	$ 815,180
Net income (loss)	(14,469)	18,802
Basic income (loss) per share	(0.63)	0.82
Diluted income (loss) per share	(0.63)	0.80

The unaudited pro forma results above are not necessarily representative of the actual results that would have occurred or may occur in the future, if the transactions had been in effect on the dates indicated. The pre-acquisition historical results of the acquired businesses discussed above are not reflected in the Company's historical financial statements.

4. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

FISCAL YEAR ENDED	2000	1999

Machinery and equipment	$ 117,777	$ 101,585
Leasehold improvements	78,974	60,977
Land and building	11,082	13,322
Construction in progress	27,521	35,157
Less accumulated depreciation	235,354	211,041
and amortization	(66,819)	(54,885)
	$ 168,535 =====	$ 156,156 =====

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

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):
FISCAL YEAR ENDED	2000	1999

Wages and employee costs	$ 16,510	$ 14,370
Sales and personal property taxes	3,034	3,565
Real estate costs	14,328	4,984
Deferred charges and other accruals	3,562	7,462
	$ 37,434 =====	$ 30,381 =====

6. Notes Payable and Long-Term Debt

Long-term debt outstanding consists of the following (in thousands):
FISCAL YEAR ENDED	2000	1999

Mortgage payable to lending institution payable in monthly installments of $3,899, including interest, secured by real estate		$ 176
Note payable to corporation due and payable March 23, 2000; 0% interest; unsecured		95
Note payable to corporation; variable interest rate per annum based on lender's external borrowing rate; principle and interest due November 28, 2000		6,629
Capitalized leases	$ 624	937
Bank line of credit due March 1, 2000; bearing interest, at the Company's option, at the prime rate or LIBOR plus 1.15% (7.3375% on January 1, 2000); unsecured		15,500
Bank line of credit due March 2, 2002; bearing interest, at the Company's option, at the prime rate or LIBOR plus 1.15% ($63,0000,000 at 7.3375%; $15,000,000 at 7.275%; $1,700,000 at 8.5% on January 1, 2000); unsecured		79,700
Bank line of credit due August 1, 2003; bearing interest at the prime rate (9.5% on December 30, 2000); unsecured	77,621
Bank term debt due August 1, 2003; bearing interest at the prime rate (9.5% on December 30, 2000); unsecured	46,323
	124,568	103,037
Less current portion	(124,215)	(22,709)
	$ 353 =====	$ 80,328 =====

The maturities of notes payable and long-term debt are as follows (in thousands):
FISCAL YEAR ENDING
2001	$ 124,215
2002	324
2003	19
2004	10
Thereafter	0
$ 124,568 =====

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

As a result of restructuring and asset impairment charges incurred during fiscal 2000, we were not in compliance with the fixed charge coverage ratio and minimum net income covenants under our credit facility as of and for the quarter ended December 30, 2000, and as a result, our lenders have issued a notice of default, although no acceleration of outstanding debt has been requested. All borrowings outstanding under the credit facility at December 30, 2000 are considered to be due on demand and accordingly are classified as a current liability at December 30, 2000. We currently do not have sufficient funds to pay all outstanding indebtedness. These factors raise substantial doubt about our ability to continue as a going concern. The Company currently is negotiating an amendment of its credit facility that may include the payment of an amendment fee, an increase in interest rates, a security interest in assets and additional covenants relating to capital expenditures and new leases. (See Note 2 to "Notes to Consolidated Financial Statements".)

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

7. Income Taxes

Income (loss) before income taxes consists of the following (in thousands):
FISCAL YEAR	2000	1999	1998

Domestic	$ (24,358)	$ 17,519	$ 23,405
Foreign	778	448	856
	$ (23,580) =====	$ 17,967 ====	$ 24,261 ====

Income tax expense (benefit) consists of the following (in thousands):
FISCAL YEAR	2000	1999	1998

Current:
Federal	$ (7,690)	$ 4,624	$ 5,685
State and foreign	(454)	1,983	1,731
	(8,144)	6,607	7,416
Deferred:
Federal	(373)	(1,019)	430
State and foreign	(42)	(390)	(24)
	(415)	(1,409)	406
	$ (8,559) ====	$ 5,198 ====	$ 7,822 ====

The differences between the U.S. federal statutory income tax rate and the Company's effective tax rate are as follows:
FISCAL YEAR	2000	1999	1998

Statutory tax rate	(35.0)%	35.0%	35.0%
State income taxes (benefit), net of federal income tax benefit	(2.4)	2.1	3.6
Tax effect of non-deductible goodwill	2.5	2.6	1.2
Untaxed earnings related to pooled companies		(10.2)	(7.0)
Change in tax status of pooled companies		(4.7)
Other permanent items related to acquisitions		2.9
Other, net	(1.4)	1.2	(0.6)
Effective tax rate	(36.3)% ====	28.9% ====	32.2% ====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):
FISCAL YEAR	2000	1999

Deferred tax assets
Inventory related	$ 533	$ 536
Vacation accrual	1,727	1,284
Real estate accruals	3,008	1,775
Other	220	887
Total deferred tax assets	5,488	4,482
Deferred tax liabilities
Property related	(4,488)	(3,892)
Total deferred tax liabilities	(4,488)	(3,892)
Net deferred tax asset	$ 1,000 ===	$ 590 ====
Financial statements:
Current deferred tax asset	$ 1,989	$ 1,775
Non-current deferred tax liability	989	1,185
Net deferred tax asset	$ 1,000 ====	$ 590 ====

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

FISCAL YEAR	2000	1999	1998

Net income (loss)
As reported	$ (15,021)	$ 12,488	$ 16,439
Pro forma	$ (19,269)	$ 8,855	$ 6,825

Basic income (loss) per share
As reported	$ (0.65)	$ 0.55	$ 0.73
Pro forma	$ (0.83)	$ 0.39	$ 0.30

Diluted income (loss) per share
As reported	$ (0.65)	$ 0.53	$ 0.71
Pro forma	$ (0.83)	$ 0.38	$ 0.30

The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following weighted-average assumptions:
FISCAL YEAR	2000	1999	1998

Estimated dividends	None	None	None
Expected volatility	68%	46%	46%
Risk-free interest rate	4.8%	5.6%	4.5%
Expected life (years)	0.5	0.5	0.5
Weighted-average fair value per share	$1.16	$4.96	$4.66

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

A summary of the status of the Company's Incentive Plan as of the 2000, 1999, and 1998 fiscal year ends and changes during the years ending on those dates is presented below:
	Number of Shares	Weighted Average Exercise Price

Outstanding as of December 27, 1997	1,402,268	$ 7.95

Granted	346,611	$ 17.91
Forfeited	(101,546)	$ 11.11
Exercised	(227,979)	$ 6.03
Outstanding as of January 2, 1999	1,419,354	$ 10.49

Granted	809,665	$ 20.18
Forfeited	(165,632)	$ 16.80
Exercised	(255,179)	$ 7.26
Outstanding as of January 1, 2000	1,808,208	$ 14.68

Granted	881,832	$ 10.13
Forfeited	(203,434)	$ 18.53
Exercised	(86,777)	$ 7.55
Outstanding as of December 30, 2000	2,399,829 ======	$ 12.94

The following table summarizes information about incentive and nonqualified stock options outstanding and exercisable at December 30, 2000:
OPTIONS OUTSTANDING
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	REMAINING CONTRACTUAL LIFE	WEIGHTED- AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE

$2.65 - 5.30	132,690	6.4 years	$ 3.96	68,340	$ 3.68
$5.30 - 7.95	458,239	5.3	$ 7.36	375,198	$ 7.36
$7.95 - 10.60	556,444	9.3	$ 9.09	62,914	$ 9.13
$10.60 - 13.25	255,720	8.2	$11.95	83,144	$11.48
$13.25 - 15.90	55,781	7.3	$14.77	50,831	$14.85
$15.90 - 18.55	521,799	7.3	$17.00	243,323	$16.86
$18.55 - 21.20	173,807	7.8	$19.98	59,810	$19.61
$21.20 - 23.85	144,793	8.5	$22.25	11,757	$22.54
$23.85 - 26.50	100,556	8.3	$26.50	20,391	$26.50
	2,399,829 ======	7.6	$12.94	975,708 ====	$11.66

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

Future minimum lease payments under noncancelable operating leases as of December 30, 2000 are summarized as follows (in thousands):
FISCAL YEAR

2001	$ 37,160
2002	38,024
2003	37,333
2004	35,234
2005	33,303
Thereafter	318,287
Total minimum lease payments	$ 499,341 =====

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

12. Restructuring and Asset Impairment Charges

During the second quarter of fiscal 2000, the Company's management made certain decisions relating to the strategic repositioning of the Company's operations which resulted in a restructuring and asset impairment charge of $20.6 million. These decisions included the closure of three natural food stores during the second quarter of fiscal 2000 ($4.7 million); the sale or closure of seven stores during the remainder of fiscal 2000 ($9.9 million); exit costs of previously closed or abandoned sites ($5.6 million); and the discontinuation of e-commerce activities ($400,000). The $5.6 million charge related to changes in estimates for previously closed or abandoned sites. The significant components of the $5.6 million charge were (a) $3.6 million of additional lease-related liabilities, and (b) $2.0 million of fixed asset impairments for 15 previously closed stores. Components of the restructuring and asset impairment charge consist primarily of impairment of fixed ($8.9 million) and intangible assets ($6.4 million); and noncancelable lease obligations and lease related liabilities ($5.3 million). Substantially all of the restructuring charges are non-cash expenses.

During the fourth quarter of fiscal 2000, the Company expanded its strategic repositioning and, as a part of such expansion, decided to close or sell twelve under performing stores. This decision resulted in an additional restructuring charge of $21.4 million. This restructuring charge consists primarily of costs associated with the impairment of fixed ($13.7 million) and intangible assets ($1.6 million) and noncancelable lease obligations and lease related liabilities ($6.1 million). Substantially all of the restructuring charges are non-cash expenses.

The assets written off as part of the second and fourth quarter 2000 charges consist of the following:
Goodwill impairment	$ 8,041,000
Leasehold interest impairment	2,537,000
Fixed asset impairment	20,030,000
Total	$ 30,608,000 ========

During the first quarter of fiscal 1999, the Company's management made certain decisions relating to the Company's operations and selected store closures, which resulted in $10.9 million of restructuring charges. Components of the restructuring charge consist of noncancelable lease obligations and lease-related liabilities ($1.2 million) and impairment of fixed ($7.8 million) and intangible assets ($1.9 million). These decisions included (1) a change in the Company's strategic direction, resulting in the closure in the second quarter of fiscal 1999 of its two "Farm to Market" stores located in Buffalo Grove, Illinois, and Tempe, Arizona ($4.5 million), and (2) exit costs of previously closed or abandoned sites ($6.4 million). During the first quarter of fiscal 1999, the Company revised its prior exit cost estimates for lease-related liabilities and also determined that it could not recover the previously estimated net realizable value of the fixed assets of the ten stores closed in fiscal 1998. As a result, the Company recorded a restructuring charge of $6.4 million for the exit costs of stores that were previously closed or abandoned sites prior to fiscal 1999. The significant components of the $6.4 million charge were (a) fixed asset ($3.2 million) and goodwill ($1.9 million) impairments and (b) additional lease-related liabilities ($1.3 million).

During the third quarter of fiscal 1999, the Company recognized restructuring charges related to the pooling transaction with Henry's that totaled $645,000. Components of the restructuring charge consist primarily of noncancelable lease obligations ($287,000) and professional fees associated with the pooling ($323,000).

During the fourth quarter of fiscal 1999, the Company recognized restructuring charges related to the pooling transaction with Sun Harvest that totaled $1.1 million. Components of the restructuring charge consist primarily of professional fees associated with the pooling ($869,000) and employee-related costs ($128,000).

During fiscal 1998, a $393,000 restructuring charge was recorded in conjunction with two pooling-of-interests transactions (see Note 3). The restructuring charge consists of employee severance costs ($201,000), fixed asset write-downs ($162,000) and lease cancellation costs ($30,000).

	(amounts in thousands)
	Employee Separations	Lease-related Liabilities	Asset Impairment	Total
Balance, January 2, 1999	$ - -	$ 477	$ - -	$ 477
1999 Restructuring Charges
Q1 1999 Restructuring Charges	- -	300	4,205	4,505
Q1 Change in Estimate of 1998 Restructuring Charges	- -	1,254	5,197	6,451
Cash Paid	- -	(163)	- -	(163)
Write Down of Assets	- -	- -	(9,402)	(9,402)
Balance, January 1, 2000	- -	1,868	- -	1,868
2000 Restructuring Charges
Q2 2000 Restructuring Charges	175	2,724	13,408	16,307
Q2 Change in Estimate of 1998 Restructuring Charges	- -	1,262	1,834	3,096
Q2 Change in Estimate of 1999 Restructuring Charges	- -	1,144	94	1,238
Q4 2000 Restructuring Charges	112	6,041	15,272	21,425
Cash Paid	(287)	(3,160)	- -	(3,447)
Write Down of Assets	- -	- -	(30,608)	(30,608)
Balance, December 30, 2000	$ - - ===	$ 9,879 ====	$ - - =====	$ 9,879 =====

The significant components of the restructuring accrual as of December 30, 2000 are as follows:
Lease-related liabilities of stores closed during fiscal 1999	$ 72,000
Lease-related liabilities of stores included in the restructuring charge for the second quarter of fiscal 2000	4,214,000
Lease-related liabilities of stores included in the restructuring charge for the fourth quarter of fiscal 2000	5,593,000
Total	$ 9,879,000 ======

In the Company's previous fiscal 2000 financial statements, the accrued liability for restructuring was presented as $14,260,000, which included $4,381,000 for fixed assets impairment reserves for stores held for sale or closure as of December 30, 2000. These impairment reserves have now been reclassified from this restructuring liability to offset the appropriate fixed assets captions, resulting in a $4,381,000 reduction to both the fixed assets and restructuring liability captions in these amended 2000 financial statements. Also, as indicated in footnote 1, the loss on the long-term investment of $2.1 million was removed from the restructuring activity in the above table in these amended financial statements.

Sales and store contribution to profit (sales less cost of goods sold, occupancy costs, and direct store expenses) for closed or sold stores identified as part of the restructuring charges are as follows for fiscal 2000, 1999 and 1998 and include the results of the stores' operations through the date of closing or sale (in thousands):

FISCAL YEAR (unaudited)	2000	1999	1998
Sales	$ 95,242	$138,506	$145,218
Store contribution to profit	$ 146	$ 9,452	$ 9,676

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

16. Quarterly Information (Unaudited)

The following interim financial information presents the fiscal 2000 and 1999 consolidated results of operations on a quarterly basis (in thousands, except per-share amounts):
QUARTER ENDED
	April 1, 2000	July 1, 2000	September 30, 2000	December 30, 2000

Statement of Operations Data:
Sales	$ 211,241	$ 212,772	$ 207,201	$ 206,917
Gross profit	66,524	66,339	62,254	61,034
Net income (loss)	$ 5,334 =====	$ (8,780) ========	$ 1,075 =======	$ (12,650) =======
Basic net income (loss) per common share:
Net income (loss) before cumulative effect of change in accounting principle	$ 0.23	$ (0.38)	$ 0.05	$ (0.55)
Basic income (loss) per common share	$ 0.23 ====	$ (0.38) =====	$ 0.05 =====	$ (0.55) =====
Diluted net income (loss) Per common share:
Net income (loss) before cumulative effect of change in accounting principle	$ 0.23	$ (0.38)	$ 0.05	$ (0.55)
Diluted income (loss) per common share	$ 0.23 ====	$ (0.38) =====	$ 0.05 =====	$ (0.55) =====
	QUARTER ENDED
	April 3, 1999	July 3, 1999	October 2, 1999	January 1, 2000

Statement of Operations Data:
Sales	$ 159,643	$ 173,207	$ 186,522	$ 201,719
Gross profit	48,352	52,805	57,965	62,342
Net income (loss) before cumulative effect of change	(1,157)
Net income (loss)	$ (1,438) ======	$ 4,596 =====	$ 4,882 ====	$ 4,448 ====
Basic net income (loss) per common share:
Net income (loss) before cumulative effect of change in accounting principle	$ (0.05)	$ 0.20	$ 0.22	$ 0.19
Cumulative effect of change in accounting principle, net of tax	(0.01)
Basic income (loss) per common share	$ (0.06)	$ 0.20	$ 0.22	$ 0.19
	=====	====	====	====
Diluted net income (loss) per common share:
Net income (loss) before cumulative effect of change in accounting principle	$ (0.05)	$ 0.19	$ 0.21	$ 0.19
Cumulative effect of change in accounting principle, net of tax	(0.01)
Diluted income (loss) per common share	$ (0.06) ===	$ 0.19 ====	$ 0.21 ===	$ 0.19 ===

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

San Antonio, Texas

November 17, 1999

PART IV.

Item 14.     EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE
              AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedule. The following are filed as a part of this Report on Form 10-K/A:

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

          Consolidated Statement of Cash Flows

          Notes to Consolidated Financial Statements

          Reports of Independent Accountants

(b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during fiscal 2000:

i.     Report dated February 28, 2000, reported under Item 5, Other Events, the acquisition of all of the outstanding capital stock of Sun Harvest Farms, Inc. and all of the partnership interests in an affiliated entity, which together owned nine natural food stores and four small vitamin stores located in San Antonio, Austin and other Texas communities. The following audited financial statements were filed with this report: Supplemental Combined Statement of Operations, Supplemental Combined Statement of Changes in Stockholders Equity (Deficit) and Statement of Cash Flows for the Three Years Ended January 2, 1999, and Supplemental Combined Balance Sheet as of January 2, 1999 and December 27, 1997.

ii.    Report dated February 28, 2000 on Form 8-K/A to amend a report on Form 8-K filed on September 29, 1999 to restate the financial information included in the previously filed report as the historic financial statements of the Company.

iii.   Report dated March 21, 2000 reported under Item 5, Other Events, certain selected financial data restated for the pooling of interest transactions completed by the Company in September and December 1999. The following financial statements were filed with this report: Statement of Operations for the eight fiscal quarters ended January 1, 2000.

iv.    Report dated April 27, 2000 reported under Item 5, Other Events, the Company's first quarter fiscal 2000 operating results.

v.     Report dated October 26, 2000 reported under Item 5, Other Events, the Company's third quarter operating results.

(c) Exhibits. The following exhibits to this Form 10-K/A are filed pursuant to the requirements of Item 601 of Regulation S-K:

EXHIBIT
NUMBER     DESCRIPTION OF DOCUMENT

23.1+          Consent of PricewaterhouseCoopers LLP.

23.2+          Consent of KPMG LLP

23.3+          Consent of Ernst & Young LLP

________________________________
+Included herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Wild Oats Markets, Inc.
                              (Registrant)

Date: August 14, 2001     By:      /s/ Nancy Casey

                                  Nancy Casey
                                  Treasurer and Controller