Form 10-Q
period 2000-12-30
WILD OATS MARKETS INC
filed 2001-08-14
CIK 909990

TABLE OF CONTENTS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Yes (X) No ( )

As of August 9, 2001, there were 24,697,539 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WILD OATS MARKETS, INC.

Consolidated Balance Sheets

(in thousands, except share data)
	June 30,	December 30,
	2001	2000
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 14,393	$ 12,457
Inventories	55,530	55,258
Accounts receivable (less allowance for doubtful accounts of $1,157 and $355, respectively)	3,226	3,936
Income tax receivable	6,179	9,973
Prepaid expenses and other current assets	1,173	2,004
Deferred income taxes	9,293	1,989
Total current assets	89,794	85,617

Property and equipment, net	140,556	160,734
Intangible assets, net	118,347	122,262
Deposits and other assets	2,343	3,791
Long-term investment		228
Deferred income taxes	14,169
	$ 365,209	$ 372,632
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 58,567	$ 56,556
Accrued liabilities	49,770	37,434
Current portion of debt and capital leases	121,186	124,215
Total current liabilities	229,523	218,205

Long-term debt and capital leases	279	353
Deferred income taxes		989
Other long-term obligations	22,359	1,521
	252,161	221,068
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.001 par value; 60,000,000 shares authorized; 24,669,892 and 23,147,103 shares issued and outstanding	25	23
Additional paid-in capital	160,004	149,764
Note receivable, related party	(9,402)
Retained earnings (loss)	(36,601)	1,635
Accumulated other comprehensive income	(978)	142
Total stockholders' equity	113,048	151,564
	$ 365,209 =====	$ 372,632 =====

The accompanying notes are an integral part of the consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Operations

(in thousands, except per-share data) (unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000

Sales	$ 229,383	$ 212,772	$ 448,882	$ 424,013
Cost of goods sold and occupancy costs	163,005	146,433	316,095	291,150
Gross profit	66,378	66,339	132,787	132,863
Operating expenses:
Direct store expenses	54,996	47,652	106,612	94,198
Selling,general and admin expenses	13,376	8,352	24,459	16,197
Pre-opening expenses	85	544	1,515	1,898
Restructuring and asset
Impairment charges	54,834	20,641	54,834	20,641
Loss from operations	(56,913)	(10,850)	(54,633)	(71)
Loss on investment	228	2,060	228	2,060

Interest expense, net	2,762	1,975	5,228	3,757
Loss before income taxes	(59,903)	(14,885)	(60,089)	(5,888)
Income tax benefit	(21,783)	(6,105)	(21,851)	(2,442)
Net loss	$ (38,120) ========	$ (8,780) =======	$ (38,238) =======	$ (3,446) =======

Net loss per common share:
Basic	$ (1.55)	$ (0.38)	$ (1.58)	$ (0.15)
Diluted	$ (1.55)	$ (0.38)	$ (1.58)	$ (0.15)

Weighted average shares outstanding - basic and diluted	24,641	23,044	24,138	23,022

The accompanying notes are an integral part of the consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands) (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2001	July 1, 2000	July 30, 2001	July 1, 2000

Net loss	$ (38,120)	$ (8,780)	$ (38,238)	$ (3,446)
Other comprehensive income (loss):
Foreign currency translation adjustments arising during the period	158	106	(106)	(67)
Cumulative effect of change in accounting principle (see Note 3), net of tax of $352 period			(586)
Recognition of hedge results to interest expense during the period, net of tax of $98 and $136, respectively	164		228
Change in market value of cash flow hedge during the period, net of tax of $84 and $392, respectively	(141)		(657)
Other comprehensive income (loss)	181	106	(1,121)	(67)
Comprehensive loss	$ (37,939) ======	$ (8,674) ======	$ (39,359) ======	$ (3,513) ======

The accompanying notes are an integral part of the consolidated financial statements

WILD OATS MARKETS, INC.

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Six Months Ended
	June 30, 2001	July 1, 2000

Cash Flows from Operating Activities
Net loss	$ (38,238)	$ (3,446)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	13,170	12,418
Loss on disposal of property and equipment	42
Deferred tax benefit	(21,851)	(6,152)
Restructuring and asset impairment charges	54,834	20,641
Loss on investment	228	2,060
Other	57
Change in assets and liabilities (net of acquisitions):
Inventories	(307)	(4,010)
Receivables and other assets	4,903	(600)
Accounts payable	2,013	57
Accrued liabilities	5,202	(567)
Net cash provided by operating activities	20,053	20,401

Cash Flows from Investing Activities
Capital expenditures	(15,954)	(34,704)
Payment for purchase of acquired entities, net of cash acquired		(16,791)
Proceeds from sale of property and equipment	643
Long-term equity investment		(38)
Net cash used in investing activities	(15,311)	(51,533)

Cash Flows from Financing Activities
Net borrowings (repayments) under line-of-credit agreement	(4,987)	22,060
Proceeds from notes payable and long-term debt	2,000
Repayments on notes payable, long-term debt & capital leases	(116)	(341)
Proceeds from issuance of common stock, net	354	542
Net cash provided by (used in) financing activities	(2,749)	22,261

Effect of exchange rate changes on cash	(57)	154
Net increase (decrease) in cash and cash equivalents	1,936	(8,717)
Cash and cash equivalents at beginning of period	12,457	21,877
Cash and cash equivalents at end of period	$ 14,393	$ 13,160
	=====	=====
Non-Cash Investing and Financing Activities
Stock issued in exchange for note receivable	$ 9,274 =======
Stock received in exchange for services		$ 750 =======

The accompanying notes are an integral part of the consolidated financial statements.

WILD OATS MARKETS, INC.

Notes to Consolidated Financial Statements

(unaudited)

1     Nature of Operations and Basis of Presentation

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

The consolidated balance sheet as of June 30, 2001, the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2001 and July 1, 2000, as well as the consolidated statements of cash flows for the six months ended June 30, 2001 and July 1, 2000 have been prepared without an audit. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation thereof, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K and amendment on Form 10-K/A. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

Certain prior period information has been reclassified to conform to the current presentation.

2     Going Concern Matters

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The terms of the Company's credit facility require, among other things, compliance with certain financial ratios, including a funded debt (i.e., debt/EBITDA) ratio and a fixed charge coverage ratio, on a quarterly basis. As a result of restructuring and asset impairment charges incurred during fiscal 2000, the Company was not in compliance with the fixed charge coverage ratio and minimum net income covenants under its credit facility as of and for the quarter ended December 30, 2000, and as a result, its lenders have issued a notice of default, although no acceleration of outstanding debt has been requested. All borrowings outstanding under the credit facility at June 30, 2001 are considered to be due on demand and accordingly are classified as a current liability at June 30, 2001 and December 30, 2000. The Company currently does not have sufficient funds to pay all outstanding indebtedness. These factors raise substantial doubt about the Company's ability to continue as a going concern. We believe we have reached agreement on most major issues of an amendment with our lending group, and are working towards finalizing the amendment in the next 60 days. The amendment as proposed will waive the defaults and modify certain of the covenants that will include an increase in our interest rate and agency fees, the granting of a security interest in our assets, and certain limitations on the execution of new leases, opening of new stores and other capital expenditures, as well as modification of other financial covenants. Our borrowings under the amended credit facility would be limited to $125.0 million and the maturity date of the credit facility would continue to be August 1, 2003. There is no assurance that a final amendment to the credit facility will be executed. In conjunction with the Company's negotiations to amend its credit facility and obtain less restrictive covenants and other terms and conditions therein, the Company also proposes to raise approximately $30.0 to $50.0 million or more in equity financings to be used to provide additional liquidity, though such equity financing is not a requirement of amending the credit facility.

A breach of any of the terms and conditions of the amended credit facility agreement could result in acceleration of the Company's indebtedness, in which case the debt would become immediately due and payable. Although no assurances can be given, management expects that it would be in compliance throughout the term of the amended credit facility with respect to the financial and other covenants, including those regarding funded debt ratio, fixed charge coverage ratio, minimum year-to-date net income, tangible net worth, capital expenditure limits, and new lease limits. If the lending group accepts the amendments described above, management believes that cash generated from operations will be sufficient to satisfy the Company's currently budgeted capital expenditure and debt service requirements through fiscal 2001 and that no additional funding will be necessary.

3     New Accounting Standards

          Goodwill and Other Intangible Assets. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," was issued in July 2001. This statement establishes new accounting and reporting standards that will, among other things, eliminate amortization of goodwill. Upon adoption of the new standard, goodwill will be evaluated for impairment using a fair-value based approach and, if there is impairment, the carrying amount of the goodwill will be written down to the implied fair value. This statement is effective for the Company's financial statements for the year beginning December 30, 2001. Management is reviewing the implementation guidance and evaluating the potential impact of the statement and the change in accounting method on the Company's financial position, therefore, a reliable estimate of the impact of this new accounting standard is not possible at this time.

Business Combinations. Statement of Financial Accounting Standards No. 141, "Business Combinations," was issued in July 2001. This statement establishes new accounting and reporting standards that will, among other things, eliminate the pooling-of-interest method of accounting for business combinations and requires that the purchase method be used. Its provisions will be effective for the Company for all future business combinations. This statement is effective for the Company's financial statements for the year beginning December 30, 2001.

Derivatives and Hedging Activities. In accordance with the Company's interest rate risk-management strategy and as required by the terms of the Company's credit facility, the Company has entered into a swap agreement to hedge the interest rate on $45.0 million of its borrowings. The swap agreement locks in an average LIBOR rate of 6.7% and expires in August 2003. The fair value of the swap at June 30, 2001 was ($1.6 million), which has been recorded in the accompanying balance sheet.

The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133) on December 31, 2000. In accordance with the transition provisions of FAS 133, as of December 31, 2000 the Company recorded a net-of-tax cumulative loss adjustment to other comprehensive income totaling $586,000 which relates to the fair value of the previously described cash flow hedging relationship. Based upon current interest rates, approximately $1.3 million of the interest rate hedging loss currently in other comprehensive income is expected to flow through interest expense during the next twelve months.

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

4     Earnings Per Share

Earnings per share are calculated in accordance with the provisions of FAS No. 128, Earnings Per Share. FAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, except where the effect of their inclusion would be antidilutive (i.e., in a loss period). Antidilutive stock options of 1,840,007 and 1,567,567 for the six months ended June 30, 2001 and July 1, 2000, respectively, were not included in the earnings per share calculations.

5     Restructuring and Asset Impairment Charges

As a result of hiring a new chief executive officer just prior to the beginning of the second quarter of fiscal 2001 and a comprehensive review conducted by the new chief executive officer of the business and strategic repositioning efforts of the Company during the second quarter of fiscal 2001, management identified and committed to a restructuring plan during the second quarter of fiscal 2001 and has recorded a restructuring and asset impairment charge of $54.8 million. The significant components of the charge are as follows:

Change in estimate related to fixed and intangible asset impairments for previously identified sites for closure	$ 1.5 million
Change in estimate related to lease-related liabilities for previously identified sites for closure	15.9 million
Fixed and intangible asset impairments for three additional stores identified in the second quarter of fiscal 2001 to be abandoned, closed, or sold by the end of fiscal 2001*	1.8 million
Lease-related settlements for three additional stores identified in the second quarter of fiscal 2001 to be abandoned, closed, or sold by the end of fiscal 2001*	(0.4 million)
Fixed asset impairments for subleased properties identified during the second quarter of fiscal 2001	1.7 million
Lease-related liabilities for subleased properties identified during the second quarter of fiscal 2001	10.0 million
Fixed asset impairments for regional and departmental office closures and consolidations during the second quarter of fiscal 2001	3.0 million
Fixed asset impairments for store construction project discontinuation	2.3 million
Lease-related liabilities for store construction project discontinuation	0.6 million
Severance for employees notified and/or terminated during the second quarter of fiscal 2001	2.5 million
Total	$ 38.9 million ==========

* The locations include West Palm Beach, FL (abandoned in the second quarter of fiscal 2001).

Separate from the restructuring charges described above, management has also identified asset impairment charges of $15.9 million in accordance with the provisions of SFAS 121, Accounting for the Impairment of Long-lived Assets and for Assets to be Disposed of," related to five stores that will continue in operation. In determining whether an impairment exists, the Company compares the store's future cash flows, discounted to present value using a risk-adjusted discount rate, to its current carrying value of the assets and records a provision for impairment as appropriate. The Company believes the weak performance from the stores included in the asset impairment charge were caused by significant budget overruns in construction, poor site location or insufficient advertising in new regional markets.

The $15.9 million charge shown above for change in estimate as to lease-related liabilities results from the Company's determination that additional periods of time are necessary to dispose of certain lease obligations. This determination was driven by results of current disposition efforts by the Company, and is attributable to deteriorating real estate markets in certain regions, existing lease obligation at above-market rates, and unattractive site characteristics. The charge for exit costs assumes, based on the Company's current results of disposition efforts, that the Company will be successful in disposing of these long-term lease obligations within the next five years. Should facts and circumstances change in the future with respect to the above attributes affecting the ultimate resolution of these exit costs, the Company will make appropriate adjustments to the restructuring liabilities.

During the first quarter of 2001, one natural foods store was closed in Denver, Colorado as part of the fiscal 2000 restructuring plans. With regard to the current status of the Company's fiscal 2000 restructuring plans, as of June 30, 2001, eight of the stores identified in fiscal 2000 for closure or sale remained to be closed or sold with all but one of the closures or sales to be completed by the end of fiscal 2001; the remaining store is expected to be closed or sold during the first quarter of fiscal 2002.

During the second quarter of fiscal 2000, the Company's management made certain decisions relating to the strategic repositioning of the Company's operations which resulted in a restructuring and asset impairment charge of $20.6 million. These decisions included the closure of three natural foods stores during the second quarter of fiscal 2000 ($4.7 million); the planned sale or closure of seven stores during the remainder of fiscal 2000 ($9.9 million); exit costs of previously closed or abandoned sites ($5.6 million); and the discontinuance of e-commerce activities ($400,000). The $5.6 million charge related to changes in estimates for previously closed or abandoned sites. The significant components of the $5.6 million charge were (a) $3.6 million of additional lease-related liabilities, and (b) $2.0 million of fixed asset impairments for 15 previously closed stores. Components of the restructuring and asset impairment charge consist of impairment of fixed ($8.9 million) and intangible assets ($6.4 million); and noncancelable lease obligations and lease related liabilities ($5.3 million). Substantially all of the restructuring charges are non-cash expenses.

During the fourth quarter of fiscal 2000, the Company expanded its strategic repositioning and, as a part of such expansion, decided to close or sell twelve under performing stores. This decision resulted in an additional restructuring and asset impairment charge of $21.4 million. This restructuring charge consists primarily of costs associated with the abandonment of fixed ($13.6 million) and intangible assets ($1.7 million) and noncancelable lease obligations and lease related liabilities ($6.1 million). Substantially all of the restructuring charges are non-cash expenses.

The assets written off as part of the second and fourth quarter 2000 charges consist of the following:
Goodwill impairment	$ 8,041,000
Leasehold interest impairment	2,537,000
Fixed asset impairment	20,030,000
Total	$ 30,608,000 ========

The following table summarizes the accruals related to the Company's restructuring activities during the first six months of fiscal 2001:
(in thousands)

Balance, December 30, 2000	$ 9,879
Cash paid - lease-related liabilities	(1,655)
Stock options issued for lease settlement	(43)
Balance, March 31, 2001	$ 8,181
New accruals:
Severance	2,511
Lease-related liabilities	26,602
Cash paid - severance	(751)
Cash paid - lease-related liabilities	(1,940)
Cash received - lease-related liabilities	750
Balance, June 30, 2001	$ 35,353 ====

 As of June 30, 2001, the components of the accruals related to the Company's restructuring activities are accrued liabilities ($15.9 million) and other long-term obligations ($19.5 million).

6.      Income Taxes

The Company has a $23.5 million net deferred tax asset, primarily as a result of the loss before taxes of $59.9 million recorded in the second quarter of fiscal 2001. Recoverability of the net deferred tax asset is dependent upon the Company generating sufficient taxable income in the future. Although realization of the net deferred tax asset is not assured, the Company believes it is more likely than not that the Company will generate sufficient taxable income in the future to realize the full amount of the deferred tax asset. The Company will continue to assess the recoverability of the net deferred tax asset and to the extent it is determined in the future that a valuation allowance is required, it will be recognized as a charge to earnings at that time.

7.     Related Party Transaction

On May 14, 2001, Michael Gilliland, the Company's former Chief Executive Officer, resigned as an employee of the Company. Mr. Gilliland will receive, pursuant to his July 12, 1996 employment agreement with the Company, three years' salary, payable on a biweekly basis. Mr. Gilliland also received a cash payment equal to the difference between the closing price of the Company's common stock on the Nasdaq Market on a date selected by the former executive, and the exercise price of the executive's stock options vested on the date so selected.

 During the first quarter of fiscal 2001, the Company borrowed $2.0 million from Elizabeth C. Cook and Michael C. Gilliland, directors of the Company. The loan has no maturity date, bears interest at 9%, and is classified as a current liability.

Effective July 20, 2001, Mary Beth Lewis, the Company's Chief Financial Officer and Vice President of Finance, resigned to pursue other opportunities. Under an agreement between the former executive and the Company, the former executive will receive one year's salary at her last salary level, as well as a cash payment equal to the difference between the closing price of the Company's common stock on the Nasdaq Market on July 20, 2001 and the former executive's exercise price for stock options vested as of July 20, 2001.

8.     Change in Management

Effective July 20, 2001, Mary Beth Lewis resigned as the Company's Chief Financial Officer and Vice President of Finance to pursue other opportunities. The Company is currently interviewing candidates for the open position.

9.     Employee Stock Purchase Plan

The Board suspended participation in the Employee Stock Purchase Plan effective January 29, 2001, when the available pool of shares was substantially exhausted. Shareholder approval was granted at the Company's annual meeting in May 2001 to increase the pool of stock by 500,000 shares, and participation in the Employee Stock Purchase Plan was resumed effective June 18, 2001.

Item 2.     Management's Discussion And Analysis Of Financial Condition And Results Of Operations

This report on Form 10-Q contains certain forward-looking statements regarding our future results of operations and performance. Important factors that could cause differences in results of operations include, but are not limited to, the Company's ability to negotiate a suitable amendment to its outstanding line of credit facility; the timing and success of the current comprehensive review of the Company's business operations and strategic plan; the successful transition of operating authority to our new Chief Executive Officer, Perry D. Odak; the successful hiring and transition of responsibility to a new Chief Financial Officer; the success of certain strategic initiatives proposed to be implemented by the Company; the timing and execution of new store openings, relocations, remodels, sales and closures; the timing and impact of promotional and advertising campaigns; the impact of competition; changes in product supply or suppliers; changes in management information needs; changes in customer needs and expectations; governmental and regulatory actions; general industry or business trends or events; changes in economic or business conditions in general or affecting the natural foods industry in particular; and competition for and the availability of sites for new stores and potential acquisition candidates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Forward-Looking Statements."

Overview

Store openings, closings, sales, remodels, relocations and acquisitions. In the second quarter of fiscal 2001, we had no changes in our store count. We do not plan to open any new stores in the remainder of fiscal 2001. In the first quarter of fiscal 2001, we opened four new stores in Cleveland, Ohio; Irvine, California; Westport, Connecticut; and Omaha, Nebraska. We have postponed the opening of five additional stores originally planned to be opened in 2001 to allow for the redesign of the interiors of such stores to incorporate feedback received during extensive customer interviews and focus groups conducted in the second quarter of 2001, to improve the operating efficiency of certain departments and to shift the guests' focus to the meat, produce and grocery departments. The five postponed stores are currently planned to open in the first and second quarters of 2002.

Our ability to open additional stores in fiscal 2001 and beyond may depend upon our ability to successfully negotiate an amendment to our existing credit facility and, as to stores proposed to be opened in 2002 and beyond, to raise additional equity financings. As of June 30, 2001, we were in non-monetary default as a result of the violation of certain financial covenants contained in our credit facility, although our lenders have not accelerated repayment on our outstanding debt. All borrowings outstanding under the credit facility at June 30, 2001 are considered to be due on demand and accordingly are classified as a current liability at June 30, 2001. We are currently negotiating an amendment to the credit facility that, if agreed upon, will waive the outstanding defaults in exchange for limitations on our execution of new leases, opening of new stores and capital expenditures, as well as other financial covenants, and will include increased interest rates, increased agency fees and an amendment fee. The Company also will be required to grant a security interest in its assets to its lending group. If the Company is successful in raising additional equity financings, it will be allowed to increase the number of new leases it executes and new stores it opens based on the amount of equity financings raised. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Consolidated Financial Statements - Footnote 2.

As has been our past practice, we will continue to evaluate the profitability, strategic positioning, impact of potential competition on and sales growth potential of all of our stores on an ongoing basis. We may, from time to time, make decisions regarding closures, disposals, relocations or remodels in accordance with such evaluations. In 2000, as part of restructuring and asset impairment charges taken in the second and fourth quarters, we identified 22 stores for closure or sale, of which 14 have been closed or sold. Eight remain to be closed or sold, seven by the end of fiscal 2001 and one in the first quarter of fiscal 2002. In the second quarter of 2001 we identified an additional three stores slated for closure or sale, including one location in West Palm Beach, Florida where we terminated our leasehold interest in the second quarter of 2001.

Restructuring and asset impairment charges. As a result of the March 2001 transition in our Chief Executive Officer and a new management philosophy, the Company has been and continues to conduct an extensive review of all components of our business, including our previously announced strategic repositioning initiatives, as well as current marketing, purchasing, merchandising and new store programs. This comprehensive review is intended to aggressively reexamine all aspects of our business for opportunities to improve, strengthen, streamline and reposition our business operations. As a result of this review, the Company has and continues to make significant changes to our current business strategy and methods of operations with the goal of increasing comparable store sales, average transaction size and customer count. Initiatives currently being considered for implementation include reductions in certain items' pricing, increases in advertising for, modifications of staffing at and remerchandising of selected stores, which changes may have a negative impact on the Company's financial results in certain regions for the remainder of fiscal 2001 by increasing expenses and reducing margins on certain items. The Company currently is evaluating whether to make nationwide modifications to certain elements of its operations, including advertising and pricing strategies.

During the second quarter of 2001, the Company's management made certain decisions relating to the Company's operations which identified three stores to be closed or abandoned by the end of fiscal 2001, reduced the Company's regional offices and certain staff, changed estimates of prior restructuring and asset impairment charges, and resulted in a restructuring and asset impairment charge of $54.8 million. See "Notes to Consolidated Financials Statements - Footnote 5." Also, as part of this comprehensive review of its business, the Company has decided to postpone any further new store openings planned for fiscal 2001. The five sites previously planned for opening in fiscal 2001 will be rescheduled to open in 2002 after being redesigned to place increased emphasis on certain departments and to streamline food service operations to increase operating efficiencies.

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

We are actively upgrading, remodeling or relocating some of our older stores. We have completed the remodeling or remerchandizing of 11 of our older stores in the first half of fiscal 2001. We intend to upgrade the lighting and complete additional remodeling in additional stores in the remainder of 2001. We intend to remerchandise the majority of our stores in the remainder of 2001 and in 2002 to eliminate slower selling products, reduce excess SKU counts in certain categories of products, and give greater emphasis to produce, meat and grocery departments. Remodels and relocations typically cause short-term disruption in sales volume and related increases in certain expenses as a percentage of sales, such as payroll. Remodels on average take between 90 and 120 days to complete. Certain remodels in fiscal 2000 took longer to complete, resulting in greater than projected sales disruptions. We cannot predict whether sales disruptions and the related impact on earnings may be greater in time or volume than projected in certain remodeled or relocated stores.

The Company currently has an inventory of 18 vacant sites, comprising both closed store locations and excess unoccupied space acquired during acquisitions or other leasing transactions, for which it has rent obligations. The Company is actively seeking subtenants or assignees for the spaces, and in some cases has negotiated a lease termination with the landlord in exchange for a cash payment.

Store format and clustering strategy. We operate two store formats: the natural foods market and farmers' market formats. The natural foods market format, operated under the Wild Oats Market® and other tradenames, is generally 20,000 to 35,000 gross square feet, and the farmers' markets, operated under the Henry's Marketplace® and Sun Harvest Farms™ tradenames, are generally 15,000 to 25,000 gross square feet. Our profitability has been and will continue to be affected by the mix of natural foods supermarkets and farmers' market stores opened, acquired or relocated and whether stores are being opened in markets where we have an existing presence. As part of the current comprehensive review of the Company's business operations and strategic plan, we are evaluating our current natural foods store format and design, and may make significant changes in the future. We also plan to expand the Henry's Marketplace farmers' market-style store format as our second, parallel store format. We believe this format, which is primarily located in metropolitan San Diego, California and Texas, appeals to a more value-conscious customer. We also intend to consolidate many of the banners under which we currently operate stores to the Wild Oats Market or Henry's Marketplace banner to gain advertising synergies and broaden our tradename recognition.

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
  store closures
  our ability to effectively execute our operating plans
  changes in consumer preferences for natural foods products availability of produce and other seasonal merchandise
  general economic conditions.

Past increases in comparable store sales may not be indicative of future performance.

Our comparable store sales results have been negatively affected in the past by, among other factors, planned cannibalization, which is the loss of sales at an existing store when we open a new store nearby, resulting from the implementation of our store clustering strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Store format and clustering strategy." Comparable store sales results in previous years were negatively affected by higher than expected cannibalization due to the openings of new or relocated stores in several of our existing markets. Certain stores, such as the Henry's Marketplace format stores, which depend heavily on produce sales, are more susceptible to sales fluctuations resulting from the availability and price of certain produce items. As a result of operational improvements in some recently acquired stores, new marketing programs in selected regions and store closures of certain weaker stores, comparable store sales results increased to approximately 4% in the second quarter of fiscal 2001 from 1% at the end of the first quarter of fiscal 2001. We expect comparable store sales results to increase slightly for the remainder of the year, although if the Company implements certain strategic initiatives, the Company projects that comparable store sales in those regions in which the initiatives are implemented may increase further as such initiatives increase total store sales. There can be no assurance that comparable store sales for any particular period will not decrease in the future.

Pre-opening expenses. Pre-opening expenses include labor, rent, utilities, supplies and certain other costs incurred prior to a store's opening. Pre-opening expenses for natural foods market format stores have averaged approximately $250,000 to $350,000, and farmers' market format stores have averaged approximately $75,000 per store historically, although the amount per store may vary depending on the store format and whether the store is the first to be opened in a market, or is part of a cluster of stores in that market. As part of certain advertising initiatives being implemented by the Company in the second half of 2001, we expect that pre-opening expenses will increase to $400,000 per natural foods market store, and $150,000 per farmers' market store. Consolidation of store banners to be concluded in the second half of 2001 and early 2002 will improve advertising synergies in many regions of the country.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of sales.

	Three Months Ended		Six Months Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000

Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	71.1	68.8	70.4	68.7
Gross margin	28.9	31.2	29.6	31.3
Direct store expenses	24.0	22.4	23.8	22.2
Selling, general and admin expenses	5.8	3.9	5.4	3.8
Pre-opening expenses	0.0	0.3	0.3	0.4
Restructuring and asset impairment charges	23.9	9.7	12.2	4.9
Income from operations	(24.8)	(5.1)	(12.1)	0.0
Loss on investment	0.1	1.0	0.1	0.5
Interest expense, net	1.2	0.9	1.2	0.9
Loss before income taxes	(26.1)	(7.0)	(13.4)	(1.4)
Income tax benefit	9.5	2.9	4.9	0.6
Net loss	(16.6)% ====	(4.1)% ====	(8.5)% ====	(0.8)% ====

Sales. Sales for the three months ended June 30, 2001, increased 7.8% to $229.4 million from $212.8 million in the same period in fiscal 2000. Sales for the six months ended June 30, 2001 increased 5.9% to $448.9 million from $424.0 in the same period in fiscal 2000. The increase was primarily due to the opening of 4 new stores, as well as the inclusion of the 16 stores opened or acquired in fiscal 2000, offset by 20 stores closed in fiscal 2000 and 1 store closed in fiscal 2001. Comparable store sales increased to 4% for the second quarter of fiscal 2001 from 1% at the end of the first quarter of fiscal 2001, as compared to a 2% decrease for the same period in fiscal 2000, due to operational improvements in a number of stores, new marketing programs in selected regions and store closures of certain weaker stores. The Company is currently evaluating a number of strategic initiatives which, if implemented in 2001 or 2002, are projected to increase overall sales gradually in those regions in which the initiatives are implemented, through increased advertising, more frequent advertised specials and modified pricing.

Gross Profit. Gross profit for the three months ended June 30, 2001 of $66.4 million was relatively flat as compared to the same period in fiscal 2000, reflecting the growth from new store openings, offset by store closures. Gross profit for the six months ended June 30, 2001 of $132.8 million was relatively flat as compared to the same period in fiscal 2000. As a percentage of sales, gross profit decreased to 28.9% in the second quarter of fiscal 2001 from 31.2% in the same period in fiscal 2000 due primarily to increases in inventory reserves for slow-moving goods, lower margins on certain categories of products sold in the stores and higher utilities expenses. If the Company implements certain strategic initiatives which include revisions in pricing in our stores, or in selected regions, gross profit in the remainder of 2001 may be negatively affected by lower margins on certain items.

Direct Store Expenses. Direct store expenses for the three months ended June 30, 2001 increased 15.4% to $55.0 million from $47.7 million in the same period in fiscal 2000, and for the six months ended June 30, 2001 increased 13.2% to $106.6 million from $94.2 million in the same period in fiscal 2000. As a percentage of sales, direct store expenses increased to 24.0% in the second quarter of fiscal 2001 as compared to 22.4% in the second quarter of fiscal 2000. The increases are primarily due to higher employee benefits as a percentage of sales and an increase in reserves for self-insured losses. If we implement certain strategic initiatives in our stores, or in selected regions, direct store expenses may increase as a percentage of sales in 2001 as a result of increases in staffing levels.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2001 increased 60.2% to $13.4 million from $8.4 million in the same period in fiscal 2000, and for the six months ended June 30, 2001 increased 51.0% to $24.5 million from $16.2 million in the same period in fiscal 2000. As a percentage of sales, selling, general and administrative expenses increased to 5.8% in the second quarter of fiscal 2001 from 3.9% in the same period in fiscal 2000. The increases are primarily attributable to increases in advertising expenses, as well as market research fees associated with an extensive review currently being conducted of all components of the Company's business, including marketing, purchasing, merchandising and new store programs. In addition, selling, general and administrative expenses increased over the prior quarter due to expenses associated with the evaluation of existing store operations, site inspections and repair and maintenance coordination.

Pre-Opening Expenses. Pre-opening expenses for the three months ended June 30, 2001, decreased 84.4% to $85,000 compared to $544,000 during the same period in fiscal 2000, and for the six months ended June 30, 2001 decreased 20.2% to $1.5 million from $1.9 million in the same period in fiscal 2000. As a percentage of sales, pre-opening expenses decreased to 0.3% in the first half of fiscal 2001 compared to 0.4% in the same period in fiscal 2000, due to the opening of four new stores in the first six months of 2001 as compared to five new stores and three relocations in the first six months of fiscal 2000. As part of the Company's plan to increase certain marketing efforts, we anticipate that preopening expenses for new natural food market stores will increase from an estimated $250,000 historically to an estimated $400,000 per new store, and those of the farmers' market format will increase from $75,000 historically to an estimated $150,000 in the future.

Loss on Investment. In the second quarter of fiscal 2001, the Company recorded a loss on investment of $228,000 related to the reduction in value of the Company's investment in an e-commerce nutrition company.

Interest Expense, Net. Net interest expense for the three months ended June 30, 2001 increased 39.8% to $2.8 million, from $2.0 million in the same period in fiscal 2000, and for the six months ended June 30, 2001 increased 39.2% to $5.2 million from $3.8 million in the same period in fiscal 2000. As a percentage of sales, net interest expense increased to 1.2% from 0.9% in the second quarter of fiscal 2000. The increase is primarily attributable to the increased interest rate on our line of credit due to our default under certain nonmonetary covenants of our credit facility, which resulted in the imposition of an alternate base rate of interest under the facility. If we are successful in concluding an amendment to our existing credit facility to waive certain current defaults, interest expense will increase in the future as a result of an expected increase in the interest rate under our credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below.

Restructuring and Asset Impairment Charges During the three months ended June 30, 2001, the Company's management made certain decisions relating to the Company's operations which resulted in a restructuring and asset impairment charge of $54.8 million. These decisions include the closure or abandonment of three natural food stores by the end of fiscal 2001 ($1.4 million); exit costs of previously closed or abandoned sites ($17.4 million); impairment and lease-related liabilities of subleased properties ($11.7 million); abandonment of new store construction ($2.9 million); closure of certain regional offices ($3.0 million); severance for terminated employees ($2.5 million); and asset impairment related to five operating stores ($15.9 million). Components of the restructuring and asset impairment charge consist primarily of abandonment of fixed ($25.8 million) and intangible assets ($300,000); severance for terminated employees ($2.5 million); and noncancelable lease obligations and lease related liabilities ($26.2 million). Of the $17.4 million charge for exit costs of previously closed or abandoned sites, $15.9 million is due to a change in estimate related to lease-related liabilities. The change in estimate results from the Company's determination that additional periods of time are necessary to dispose of the lease obligations. This determination was driven by results of current disposition efforts by the Company, and is attributable to deteriorating real estate markets in certain regions, existing lease obligation at above-market rates, and unattractive site characteristics. The charge for exit costs assumes, based on the Company's current results of disposition efforts, that the Company will be successful in disposing of these long-term lease obligations within the next five years. Should facts and circumstances change in the future with respect to the above attributes affecting the ultimate resolution of these exit costs, the Company will make appropriate adjustments to the restructuring liabilities.

As part of the charge described above, the Company recorded an asset impairment charge of $15.9 million related to the long-lived assets of five operating stores. In determining whether an impairment exists, the Company compares the store's future cash flows, discounted to present value using a risk-adjusted discount rate, to its current carrying value and records a provision for impairment as appropriate. The Company believes the weak performance from the stores included in the asset impairment charge were caused by significant budget overruns in construction (one store), poor site location (two stores) or insufficient advertising in new regional markets (two stores).          The Company continually reevaluates its stores' performance to monitor the carrying value of its long-lived assets in comparison to projected cash flows. Elements that could contribute to impairment of long-lived assets include new competitive impact, overruns in construction costs, or poor operating results caused by a variety of factors, including improper site selection, insufficient advertising or changes in local, regional or national economies. The Company is currently reevaluating its store format and construction procedures to reduce the likelihood of construction cost overruns, and has increased its projected preopening costs per new store to increase the level of new store advertising. Site selection criteria are also being reevaluated in light of the results of our comprehensive review of all operations and ideal customer demographics. There is no assurance that in the future, additional long-lived assets will not be deemed impaired.

During the second quarter of fiscal 2000, the Company's management made certain decisions relating to the strategic repositioning of the Company's operations which resulted in a restructuring and asset impairment charge of $20.6 million. These decisions included the closure of three natural foods stores during the second quarter of fiscal 2000 ($4.7 million); the planned sale or closure of seven stores during the remainder of fiscal 2000 ($9.9 million); exit costs of previously closed or abandoned sites ($5.6 million); and the discontinuance of e-commerce activities ($400,000). The $5.6 million charge related to changes in estimates for previously closed or abandoned sites. The significant components of the $5.6 million charge were (a) $3.6 million of additional lease-related liabilities, and (b) $2.0 million of fixed asset impairments for 15 previously closed stores. Components of the restructuring and asset impairment charge consist of impairment of fixed ($8.9 million) and intangible assets ($6.4 million); and noncancelable lease obligations and lease related liabilities ($5.3 million). Substantially all of the restructuring charges are non-cash expenses.

During the fourth quarter of fiscal 2000, the Company expanded its strategic repositioning and, as a part of such expansion, decided to close or sell twelve under performing stores. This decision resulted in an additional restructuring and asset impairment charge of $21.4 million. This restructuring charge consists primarily of costs associated with the abandonment of fixed ($13.6 million) and intangible assets ($1.7 million) and noncancelable lease obligations and lease related liabilities ($6.1 million). Substantially all of the restructuring charges are non-cash expenses. See "Notes to Consolidated Financial Statements - Note 5 - Restructuring and Asset Impairment Charges."

Income Tax Benefit. For the three months ended June 30, 2001, the Company has recorded a $21.8 million income tax benefit, primarily as a result of the loss before taxes of $59.9 million during the period. Recoverability of the net deferred tax asset is dependent upon the Company generating sufficient taxable income in the future. Although realization of the net deferred tax asset is not assured, the Company believes it is more likely than not that the Company will generate sufficient taxable income in the future to realize the full amount of the deferred tax asset. The Company will continue to assess the recoverability of the net deferred tax asset and to the extent it is determined in the future that a valuation allowance is required, it will be recognized as a charge to earnings at that time.

Liquidity and Capital Resources

Our primary sources of capital have been cash flow from operations, trade payables, bank indebtedness, and the sale of equity securities. Primary uses of cash have been the financing of new store development, new store openings, relocations, remodels and acquisitions.

Net cash provided by operating activities was $20.1 million during the first six months of fiscal 2001 as compared to $20.4 million during the same period in fiscal 2000. Cash from operating activities decreased during this period primarily due to a reduction in net income, offset by changes in working capital items. We have not required significant external financing to support inventory requirements at our existing and new stores because we have been able to rely on vendor financing for most of the inventory costs, and we anticipate that vendor financing will continue to be available for new store openings.

Net cash used in investing activities was $15.3 million during the first six months of fiscal 2001 as compared to $51.5 million during the same period in fiscal 2000. The decrease is due to a reduction in capital expenditures and acquisitions.

Net cash used in financing activities was $2.7 million during the first six months of fiscal 2001 as compared to $22.3 million provided by financing activities during the same period in fiscal 2000. The decrease reflects $5.0 million in debt payments, offset by a $2.0 million related party loan.

The Company has recorded a net deferred tax asset of $23.5 million on our balance sheet as of June 30, 2001, primarily as a result of the loss before taxes of $59.9 million recorded in the second quarter of fiscal 2001. The net deferred tax asset will reduce cash required for payment of federal and state income taxes, provided the Company generates sufficient taxable income for realization of the asset in the future.

Our current credit facility has two separate lines of credit, a revolving line and a term loan facility, each with a three-year term expiring August 1, 2003. As of June 30, 2001, there were $77.6 million in borrowings outstanding under the revolving line and $41.3 million in borrowings outstanding under the term loan. The credit agreement includes certain financial and other covenants, as well as restrictions on payments of dividends. As of December 30, 2000, we were in violation of two financial covenants, and the lending group issued a notice of default, although it has not accelerated our repayment obligations. As a result of our default, the facility currently bears interest at the alternate base rate, which is the prime rate plus 0.25% and additional borrowings have been suspended. All borrowings outstanding under the credit facility at June 30, 2001 are considered to be due on demand and accordingly are classified as a current liability at June 30, 2001. We believe we have reached agreement on most major issues of an amendment with our lending group, and are working towards finalizing the amendment in the next 60 days. The amendment as proposed will waive the defaults and modify certain of the covenants that will include an increase in our interest rate and agency fees, and certain limitations on the execution of new leases, opening of new stores and other capital expenditures, as well modification of other financial covenants, and our borrowings under the amended credit facility will be limited to $125.0 million. As part of the amendment, the Company has agreed to grant a security interest in all of our assets other than the proceeds of any equity offering, described below, that may be concluded by the Company. If we are successful in amending the credit agreement and in concluding an equity offering, the number of new leases that we will be permitted to sign and the number of new stores we will be permitted to open will be proportionately increased. If we are unsuccessful in negotiating an amendment acceptable to our lenders, such lenders could accelerate repayment of existing borrowings. The Company currently does not have sufficient available funds to repay in the event of an acceleration of our debt. The Company is proposing to raise approximately $30.0 to $50.0 million in a private offering of the Company's equity to provide additional liquidity, although such equity financing is not a requirement of amending the credit facility. If we are successful in negotiating an amendment to our existing credit facility, we believe that cash generated from operations will be sufficient to meet our capital expenditure requirements in fiscal 2001.

The Company maintains an interest rate risk-management strategy, which is required by our credit facility terms, that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in interest rates. The Company's specific goals are to (1) manage interest rate sensitivity by modifying the repricing or maturity characteristics of some of its debt and (2) lower (where possible) the cost of its borrowed funds. In accordance with the Company's interest rate risk-management strategy, the Company has entered into a swap agreement to hedge the interest rate on $45.0 million of its borrowings. The swap agreement locks in an average LIBOR rate of 6.7% and expires in August 2003.

We spent approximately $16.0 million during the first six months of fiscal 2001 for new store construction, development, remodels and other capital expenditures, exclusive of acquisitions, and anticipate that we will spend $10 to $12 million or more in the remainder of fiscal 2001 for new store construction, equipment, leasehold improvements, remodels and other capital expenditures and relocations of existing stores, exclusive of acquisitions. We expect that the capital expenditures originally planned for certain of the five stores rescheduled to open in 2002 will be incurred commencing in the fourth quarter of 2001. The aggregate amount to construct all five stores was originally estimated at $15.0 million to $20.0 million, but may be revised downward as part of our comprehensive review of the business operations and strategic plan. Our average capital expenditures to open a leased store, including leasehold improvements, equipment and fixtures, have ranged from approximately $2.0 million to $5.0 million historically, excluding inventory costs and initial operating losses. As part of our reexamination of our operating strategies, we anticipate that the average capital expenditures to open a natural foods market format store will be $2.5 million to $4.0 million in the future, partly because of our decision to reduce the size or simplify the format of our food service department in new stores, as well as our decision not to increase store size in the majority of geographic areas. Our average capital expenditures to open a farmers' market format store is estimated at $1.5 million to $2.0 million in the future. Delays in opening new stores may result in increased capital expenditures and increased pre-opening costs for the site, as well as lower than planned sales for the Company. Although there can be no assurance that actual capital expenditures will not exceed anticipated levels, we believe that cash generated from operations will be sufficient to satisfy the Company's budgeted capital expenditure requirements through the remainder of fiscal 2001.

The cost of initial inventory for a new store is approximately $300,000 to $800,000 depending on the store format; however, we obtain vendor financing for most of this cost. Pre-opening costs currently are approximately $250,000 to $350,000 per store and are expensed as incurred. Pre-opening costs for natural foods market format stores in the future are projected to increase from $250,000 to $400,000 per store, and preopening costs for farmers' market format stores is projected to increase from $75,000 to $150,000, as a result of increased advertising for new stores. The amounts and timing of such pre-opening costs will depend upon the availability of new store sites and other factors, including the location of the store and whether it is in a new or existing market for us, the size of the store, and the required build-out at the site. Costs to acquire future stores, if any, are impossible to predict and could vary materially from the cost to open new stores. There can be no assurance that actual capital expenditures will not exceed anticipated levels. We believe that cash generated from operations will be sufficient to satisfy our budgeted cash requirements through fiscal 2001.

Cautionary Statement Regarding Forward-Looking Statements

This Report on Form 10-Q contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include statements as to the Company's plans to open, acquire or relocate additional stores; the anticipated performance of such stores; the impact of competition; the sufficiency of funds to satisfy the Company's cash requirements through the remainder of fiscal 2001; our ability to negotiate an amendment to our credit facilities acceptable to our lenders; our expectations for comparable store sales; our plans for redesigning our natural foods store format; the impact of changes resulting from our current comprehensive review of the Company's business operations and strategic plan; levels of cannibalization; expected pre-opening expenses and capital expenditures; and other statements containing words such as "believes," "anticipates," "estimates," "expects," "may," "intends" and words of similar import or statements of management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause the actual results, market performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause differences in results of operations include, but are not limited to, the Company's ability to negotiate a suitable amendment to its outstanding line of credit facility; the timing and success of the current comprehensive review of the Company's business operations and strategic plan; the successful recruitment of a new Chief Financial Officer; the timing and execution of new store openings, relocations, remodels, sales and closures; the timing and impact of promotional and advertising campaigns; the impact of competition; changes in product supply or suppliers; changes in management information needs; changes in customer needs and expectations; governmental and regulatory actions; general industry or business trends or events; changes in economic or business conditions in general or affecting the natural foods industry in particular; and competition for and the availability of sites for new stores and potential acquisition candidates. The Company undertakes no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.

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

The Company's exposure to interest rate changes is primarily related to its variable rate debt issued under its revolving credit facility. The facility has two separate lines of credit, a revolving line a term loan, each with a three-year term expiring August 1, 2003. As of June 30, 2001, there were $77.6 million in borrowings outstanding under the revolving line and $41.3 million in borrowings outstanding under the term loan. As a result of violations by the Company of certain financial covenants under the line of credit facility, the Company's lenders issued a notice of default, although the lenders have not accelerated repayment of outstanding borrowings at this time. All borrowings outstanding under the credit facility at June 30, 2001 are considered to be due on demand and accordingly are classified as a current liability at June 30, 2001. Borrowings under the credit facility have been suspended. As a result of the Company's default, the interest rate on the credit facility was adjusted to the alternate base rate, effective December 30, 2000. The Company is currently negotiating an amendment to the credit facility that would adjust interest rates to a variable rate based on the prime rate or LIBOR, effective as of the date of amendment. Because the interest rates on these facilities are variable, based upon the prime rate or LIBOR, if the Company is successful in negotiating an amendment to the facility, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of June 30, 2001, would be an annual increase or decrease of approximately $1.2 million in interest expense and a corresponding decrease or increase of approximately $755,000 in the Company's net income after taxes.

The Company maintains an interest rate risk-management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in interest rates. The Company's specific goals are to (1) manage interest rate sensitivity by modifying the repricing or maturity characteristics of some of its debt and (2) lower (where possible) the cost of its borrowed funds. In accordance with the Company's interest rate risk-management strategy, the Company has entered into a swap agreement to hedge the interest rate on $45.0 million of its borrowings. The swap agreement locks in an average LIBOR rate of 6.7% and expires in August 2003.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

In January 2001, we were named as defendant in Glades Plaza, LP v. Wild Oats Markets, Inc., a suit filed in the 15th Judicial Circuit Court, Palm Beach County, Florida, by a landlord alleging we breached our lease obligations when we gave notice of termination of the lease for landlord's default in not timely turning over the premises. The plaintiff seeks unspecified damages. The Company has counterclaimed for lost profits and damages resulting from the delays in turning over the premises. The Company has filed a motion for summary judgment.

In February 2001, we were named as defendant in Grange Investments, Inc. v. Wild Oats Markets, Inc., a suit filed in United States District Court, District of Connecticut, by the purchaser of a former Wild Oats store for breach of a noncompetition covenant. In June 2001 the Company settled the suit for a cash payment of $850,000, payable in three equal installments, and a covenant not to solicit or hire current Grange employees.

In April 2001, we were named as defendant in City Place Retail LLC v. Wild Oats Markets, Inc., a suit filed in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida, by a landlord alleging we breached our lease obligations by allegedly failing to timely complete the finish and fixturing of a new store. The parties settled the matter for a cash payment by the landlord in exchange for a termination by us of our rights under the lease.

Item 2. Changes in Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

The second paragraph of Note 2 to the Company's Consolidated Financial Statements included in this report is hereby incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders, held on May 22, 2001, the Company's stockholders elected each of the following directors for a three-year term: John A. Shields, Brian Devine and Mo Siegel. The directors were elected by the following number of votes:

Director	For	Withheld
John A. Shields	17,756,921	793,357
Brian Devine	15,973,378	2,576,900
Mo Siegel	17,755,150	795,128

The remaining directors whose terms continue after the meeting date are David Chamberlain, Elizabeth C. Cook, David Ferguson, Michael C. Gilliland, James McElwee and Perry D. Odak.

Also at such meeting, the Company's stockholders approved an amendment to increase by 500,000 shares the number of shares of Common Stock reserved for issuance under the Wild Oats Markets, Inc. Employee Stock Purchase Plan, under which employees of Wild Oats may purchase the Company's stock at a 15% discount. The shareholders approved the amendment by the following vote:

For	Against	Abstain	Broker Non-Votes
16,686,650	1,265,906	597,722	0

The Company's Stockholders ratified the selection of PricewaterhouseCoopers LLP as independent accountants for the Company for its fiscal year ended December 29, 2001. The shareholders voted for the ratification by the following number of votes:

For	Against	Abstain	Broker Non-Votes
18,297,605	222,685	29,988	0

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number              Description of Document

10.1+#               Employment Agreement dated April 24,2001 between Stephen A. Kaczynski and the Registrant

10.2+#               Wild Oats Markets, Inc. Stephen Kaczynski Equity Incentive Plan

10.3+#               Employment Agreement dated May 21, 2001 between Bruce Bowman and the Registrant

10.4+#               Wild Oats Markets, Inc. Bruce Bowman Equity Incentive Plan

__________________
+ Filed herewith.
# Management compensation plan.

(b) Reports on Form 8-K.

    None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, County of Boulder, State of Colorado, on the 14th day of August, 2001.

          Wild Oats Markets, Inc.

          By: /s/ Nancy Casey___________
              Nancy Casey
              Treasurer and Controller