Form 10-Q/A
period 2001-03-31
WILD OATS MARKETS INC
filed 2001-08-14
CIK 909990

TABLE OF CONTENTS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

This Form 10-Q/A is filed to correct certain clerical errors and to supplement certain information previously provided.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WILD OATS MARKETS, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2001 (Unaudited)	December 30, 2000

Assets
Current assets:
Cash and cash equivalents	$ 12,937	$ 12,457
Inventories	56,278	55,258
Accounts receivable (less allowance for doubtful accounts of $457 and $355, respectively)	4,196	3,936
Income tax receivable	6,179	9,973
Prepaid expenses and other current assets	1,683	2,004
Deferred income taxes	3,733	1,989
Total current assets	85,006	85,617

Property and equipment, net	176,880	168,535
Intangible assets, net	114,137	114,461
Deposits and other assets	2,320	3,791
Long-term investment	228	228
	$ 378,571 =======	$ 372,632 =======

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 59,945	$ 56,556
Accrued liabilities	39,867	37,434
Current portion of debt and capital leases	123,687	124,215
Total current liabilities	223,499	218,205

Long-term debt and capital leases	331	353
Deferred income taxes	1,382	989
Other long-term obligations	2,623	1,521
	227,835	221,068
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.001 par value; 60,000,000 shares authorized; 24,625,227 and 23,147,103 shares issued and outstanding	25	23
Additional paid-in capital	159,626	149,764
Note receivable, related party	(9,274)
Retained earnings	1,519	1,635
Accumulated other comprehensive income	(1,160)	142
Total stockholders' equity	150,736	151,564
	$ 378,571 =======	$ 372,632 =======

The accompanying notes are an integral part of the consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Operations

(in thousands, except per-share data) (unaudited)

	Three Months Ended
	March 31, 2001	April 1, 2000

Sales	$ 219,499	$ 211,241
Cost of goods sold and occupancy costs	153,090	144,717
Gross profit	66,409	66,524
Operating expenses:
Direct store expenses	51,616	46,546
Selling, general and administrative expenses	11,083	7,845
Pre-opening expenses	1,430	1,354
Income from operations	2,280	10,779
Interest expense, net	2,466	1,782
Income (loss) before income taxes	(186)	8,997
Income tax expense (benefit)	(68)	3,663

Net income (loss)	$ (118) ======	$ 5,334 =======
Net income (loss) per common share:
Basic	$ (0.00)	$ 0.23
Diluted	$ (0.00)	$ 0.23

Average common shares outstanding	23,587	23,000
Dilutive effect of stock options		464
Average common shares outstanding, assuming dilution	23,587 =======	23,464 ========

The accompanying notes are an integral part of the consolidated financial statements

WILD OATS MARKETS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands) (unaudited)

	Three Months Ended
	March 31, 2001	April 1, 2000

Net income (loss)	$ (118)	$ 5,334

Other comprehensive income (loss):
Foreign currency translation adjustments arising during the period	(264)	(172)
Cumulative effect of change in accounting principle (see Note 3), net of tax of $352	(586)
Recognition of hedge results to interest expense during the period, net of tax of $38	64
Change in market value of cash flow hedge during the period, net of tax of $308	(516)
Other comprehensive loss	(1,302)	(172)
Comprehensive income (loss)	$ (1,420) ======	$ 5,162 =======

The accompanying notes are an integral part of the consolidated financial statements

WILD OATS MARKETS, INC.

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Three Months Ended
	March 31, 2001	April 1, 2000

Cash Flows from Operating Activities
Net income (loss)	$ (118)	$ 5,334
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	6,772	7,045
Loss on disposal of property and equipment	7
Deferred tax benefit	(723)	(37)
Other	17
Change in assets and liabilities (net of acquisitions):
Inventories	(1,097)	(1,940)
Receivables and other assets	3,569	(566)
Accounts payable	3,426	2,361
Accrued liabilities	1,434	2,039
Net cash provided by operating activities	13,287	14,236

Cash Flows from Investing Activities
Capital expenditures	(12,301)	(18,085)
Payment for purchase of acquired entities, net of cash acquired		(3,100)
Proceeds from sale of property and equipment	162
Long-term investment		(38)
Net cash used in investing activities	(12,139)	(21,223)

Cash Flows from Financing Activities
Net borrowings (repayments) under line-of-credit agreement	(2,486)	(1,589)
Proceeds from notes payable and long-term debt	2,000
Repayments on notes payable, long-term debt & capital leases	(63)	(244)
Proceeds from issuance of common stock, net	13	217
Net cash used in financing activities	(536)	(1,616)

Effect of exchange rate changes on cash	(132)	7
Net increase (decrease) in cash and cash equivalents	480	(8,596)
Cash and cash equivalents at beginning of period	12,457	21,877
Cash and cash equivalents at end of period	12,937 =======	$ 13,281 =======

Non-Cash Investing and Financing Activities
Stock issued in exchange for note receivable	$ 9,274 =======
Stock received in exchange for services		$ 750 =======

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

2.      Going Concern Matters

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The terms of the Company's credit facility require, among other things, compliance with certain financial ratios, including a funded debt (i.e., debt/EBITDA) ratio and a fixed charge coverage ratio, on a quarterly basis. As a result of restructuring and asset impairment charges incurred during fiscal 2000, the Company was not in compliance with the fixed charge coverage ratio and minimum net income covenants under its credit facility as of and for the quarter ended December 30, 2000, and as a result, its lenders have issued a notice of default, although no acceleration of outstanding debt has been requested. All borrowings outstanding under the credit facility at March 31, 2001 are considered to be due on demand and accordingly are classified as a current liability at March 31, 2001. The Company currently does not have sufficient funds to pay all outstanding indebtedness. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company currently is negotiating an amendment of its credit facility that may include the payment of an amendment fee, an increase in interest rates, a security interest in assets and additional covenants relating to capital expenditures and new leases. In conjunction with the Company's negotiations to amend its credit facility and obtain less restrictive covenants and other terms and conditions therein, the Company also proposes to raise approximately $30.0 million or more in equity financings to be used to provide additional liquidity, though such equity financing is not a requirement of amending the credit facility. If the Company's lenders accept the amendments currently proposed by the Company, then the Company's borrowing capacity would be limited to $125 million, the maturity date of the credit facility would continue to be August 1, 2003, the interest rate would be increased periodically, the lending group would receive a security interest in the Company's assets, and all existing events of default would be waived as of the amendment date.

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

5.     Restructuring and Asset Impairment Charges

During the first quarter of fiscal 2001, one natural foods store was closed in Denver, Colorado as part of the fiscal 2000 restructuring plans. With regard to the current status of the Company's fiscal 2000 restructuring plans, as of March 31, 2001, eight of the stores identified in fiscal 2000 for closure or sale remained to be closed or sold with all but one of the closures or sales to be completed by the end of fiscal 2001; the remaining store is expected to be closed or sold during the first quarter of fiscal 2002.

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

During the fourth quarter of fiscal 2000, the Company expanded its strategic repositioning and, as a part of such expansion, decided to close or sell twelve under performing stores. This decision resulted in an additional restructuring and asset impairment charge of $21.4 million. This restructuring charge consists primarily of costs associated with the abandonment of fixed ($13.7 million) and intangible assets ($1.6 million) and noncancelable lease obligations and lease related liabilities ($6.1 million). Substantially all of the restructuring charges are non-cash expenses.

The assets written off as part of the second and fourth quarter 2000 charges consist of the following:
Goodwill impairment	$ 8,041,000
Leasehold interest impairment	2,537,000
Fixed asset impairment	20,030,000
Total	$ 30,608,000 ========

The following table summarizes the accruals related to the Company's restructuring activities during the first quarter of fiscal 2001:
(in thousands)

Balance, December 30, 2000	$ 9,879

Cash paid	(1,655)

Stock options issued for lease settlement	(43)

Balance, March 31, 2001	$ 8,181 =====

The Company paid cash of $1,655,000 during the first quarter of fiscal 2001 for lease-related liabilities of previously closed stores or abandoned properties.

In the Company's previous first quarter 2001 financial statements, the accrued liability for restructuring was presented as $12,450,000, which included $4,269,000 for fixed assets impairment reserves for stores held for sale or closure as of March 31, 2001. These impairment reserves have been reclassified from this restructuring liability to offset the appropriate fixed assets captions, resulting in a $4,269,000 reduction to both the fixed assets and restructuring liability captions in these amended first quarter 2001 financial statements.

6.     Related Party Transaction

During the first quarter of fiscal 2001, the Company borrowed $2.0 million from Elizabeth C. Cook and Michael C. Gilliland, directors of the Company. The loan has no maturity date, bears interest at 9.0%, and is classified as a current liability.

7.     Change in Management

Effective March 19, 2001, Michael Gilliland resigned as the Company's Chief Executive Officer. Mr. Gilliland was replaced by Perry D. Odak as the Company's Chief Executive Officer and President. Mr. Odak entered into an employment agreement, dated March 6, 2001 with the Company (the "Employment Agreement") for a term of five (5) years. Pursuant to the Employment Agreement, Mr. Odak will receive a base salary of $500,000 per annum, together with a minimum first year bonus of $250,000. Such bonus will be reviewed annually by the Company's Compensation Committee. Mr. Odak will have the right to receive a supplemental bonus if the fair market value of the stock, as measured by the closing price on NASDAQ for the preceding 120 consecutive trading days shall equal at least $30 per share or a change of control occurs and the fair market value of the stock is at least $20 per share. The amount of this supplemental bonus will be $9.2 million plus any interest that would accrue thereon at a rate of 7.5% per annum. In addition, pursuant to the Employment Agreement, Mr. Odak has the right to purchase from the Company a number of shares of the Company's Common Stock equal to five percent (5%) of the number of shares of Common Stock outstanding upon the date of purchase. On March 6, 2001, Mr. Odak agreed to purchase 1,332,649 shares of Common Stock for $6.969 per share for an aggregate purchase price of $9.3 million. Payment of $0.01 per share was made on the purchase date, the balance being paid by delivery of a full recourse, five-year promissory note from Mr. Odak to the Company, which has been reflected in shareholder equity as "note receivable, related party".

If the Company issues additional shares of Common Stock such that Mr. Odak's share of Common Stock represents less than five percent (5%) Mr. Odak has the right to purchase such additional shares of Common Stock sufficient to maintain his interest at five percent (5%) of the outstanding Common Stock, provided that Mr. Odak will not acquire more than 300,000 shares in the aggregate.

The Employment Agreement may be terminated at any time by the Company for cause, as defined. If terminated for cause, the Company shall have no further obligation or liability to Mr. Odak, other than payment of the base amount earned and unpaid at the date of termination and payments or reimbursement of business expenses accrued prior to the date of termination. All other options terminate. The Company also may terminate the Employment Agreement other than for cause, in which event the Company has the continuing obligation to pay Mr. Odak his base salary for nine months following termination. If such termination occurs during the last 51 months of the five year term of the Employment Agreement, the Company will have the obligation to pay Mr. Odak his base salary for 36 months following termination. Additionally, the Company will continue to contribute, for the period during which the base salary is continued, the cost of Mr. Odak's participation (including his family) in the Company's group medical and hospitalization insurance plans and group life insurance plan, provided that if Mr. Odak is not entitled to such coverage, the Company will reimburse Mr. Odak for the cost of obtaining such coverage.

In event of Mr. Odak's death, the Company will pay to his designated beneficiary any earned and unpaid base salary and reimbursement of business expenses accrued prior to the date of death. In the event that Mr. Odak becomes disabled to the extent that he is unable to perform substantially all of his duties and responsibilities for 90 days, the Company may terminate him.

Mr. Odak may terminate his employment with the Company for good reason, as defined. A termination by Mr. Odak for good reason and in the absence of circumstances that would entitled the Company to terminate Mr. Odak for cause will be treated as a termination by the Company other than for cause and Mr. Odak will retain the same benefits provided for thereunder.

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

Overview

Store openings, closings, sales, remodels, relocations and acquisitions. In the first quarter of fiscal 2001, we opened four new stores in Cleveland, Ohio; Irvine, California; Westport, Connecticut; and Omaha, Nebraska; and we closed one store in Denver, Colorado that was previously identified for closure as part of the restructuring charges taken in the second quarter of fiscal 2000. We plan to open one new store in the remainder of fiscal 2001. To date in fiscal 2001, we have closed or sold 14 of the 22 stores identified for closure or sale as part of the restructuring and asset impairment charges taken by the Company in the second and fourth quarters of fiscal 2000. We expect to close or sell seven of the remaining identified stores in fiscal 2001, and one in the first quarter of fiscal 2002.

Our ability to open additional stores in fiscal 2001 and beyond may depend upon our ability to successfully negotiate an amendment to our existing credit facility. As of March 31, 2001, we were in non-monetary default as a result of the violation of certain financial covenants contained in our credit facility, although our lenders have not accelerated repayment on our outstanding debt. All borrowings outstanding under the credit facility at March 31, 2001 are considered to be due on demand and accordingly are classified as a current liability at March 31, 2001. We are currently negotiating an amendment to the credit facility that, if agreed upon, will waive the outstanding defaults in exchange for limitations on our execution of new leases and capital expenditures, as well as other financial covenants, possibly including increased interest rates, a security interest in our assets and an amendment fee. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Consolidated Financial Statements - Footnote 2.

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

     Restructuring and asset impairment charges. As a result of the March 2001 transition in our Chief Executive Officer and a new management philosophy, the Company is currently conducting an extensive review of all components of its business, including its previously announced strategic repositioning initiatives, as well as current marketing, purchasing, merchandising, and new store programs. This comprehensive review is intended to aggressively reexamine all aspects of our business for opportunities to improve, strengthen, streamline and reposition our business operations. The outcomes of this review may result in significant changes to the Company's current business strategy and may have a negative impact on the Company's financial projections for the remainder of fiscal 2001. In conducting this review of its business, the Company has potentially identified additional non-cash restructuring and asset impairment charges of approximately $38 million to $45 million after tax, which we anticipate will be recorded in the second quarter. A portion of the anticipated restructuring and asset impairment charges relate to severance costs for a reduction in the Company's general and administrative workforce resulting from the comprehensive review being conducted. The future savings from salaries and benefits attributed to the reduction in the general and administrative workforce will be reinvested to improve store operations, marketing programs and technology systems. Also as part of this comprehensive review of its business, the Company has decided to postpone any further new store openings planned for fiscal 2001, with the exception of one Henry's Marketplace® store planned to open in the fourth quarter. The sites previously planned for opening in fiscal 2001 will be rescheduled to open in 2002. The Company also continues to reevaluate certain locations that it had previously identified for sale or closure.

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

Store format and clustering strategy. We operate two store formats: natural foods supermarkets and farmers' markets. The natural foods supermarket format, operated under the Wild Oats Community Market® and other tradenames, is generally 20,000 to 35,000 gross square feet, and the farmers' markets, operated under the Henry's Marketplace® and Sun Harvest Farms™ tradenames, are generally 15,000 to 25,000 gross square feet. Our profitability has been and will continue to be affected by the mix of natural foods supermarkets and farmers' market stores opened, acquired or relocated and whether stores are being opened in markets where we have an existing presence. As part of the current comprehensive review of the Company's business operations and strategic plan, we are evaluating our current natural foods store format and design, and may make significant changes in the future. We also plan to expand the Henry's Marketplace farmers' market-style store format as our second, parallel store format. We believe this format, which is primarily located in metropolitan San Diego, California and Texas, appeals to a more value-conscious customer.

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

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of sales.

Three Months Ended	March 31, 2001	April 1, 2000
Sales	100.0%	100.0%
Cost of goods sold and occupancy costs	69.7	68.5
Gross margin	30.3	31.5
Direct store expenses	23.5	22.0
Selling, general and administrative expenses	5.1	3.7
Pre-opening expenses	0.7	0.7
Income from operations	1.0	5.1
Interest expense, net	1.1	0.9
Income (loss) before income taxes	(0.1)	4.2
Income tax expense (benefit)	(0.0)	1.7
Net income (loss)	(0.1)% =====	2.5% ====

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

     By /s/ Nancy Casey
     Treasurer and Controller