Form 10-Q
period 2001-09-29
WILD OATS MARKETS INC
filed 2001-11-13
CIK 909990

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of November 6, 2001, there were 24,702,450 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WILD OATS MARKETS, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	September 29, 2001 (unaudited)	December 30, 2000
Assets
Current assets:
Cash and cash equivalents	$13,687	$12,457
Inventories	52,522	55,258
Accounts receivable (less allowance for doubtful accounts of $1,325 and $355, respectively)	3,024	3,936
Income tax receivable	2,005	9,973
Prepaid expenses and other current assets	1,047	2,004
Deferred income taxes	9,990	1,989

Total current assets	82,275	85,617
Property and equipment, net	137,398	160,734
Intangible assets, net	117,546	122,262
Deposits and other assets	2,082	3,791
Long-term investment		228
Deferred income taxes	12,996

	$352,297	$372,632

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$58,776	$56,556
Accrued liabilities	40,273	37,434
Current portion of debt and capital leases	9,729	7,729

Total current liabilities	108,778	101,719
Long-term debt and capital leases	109,157	116,839
Deferred income taxes		989
Other long-term obligations	25,069	1,521

	243,004	221,068

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.001 par value; 60,000,000 shares authorized; 24,700,788 and 23,147,103 shares issued and outstanding	25	23
Additional paid-in capital	160,156	149,764
Note receivable, related party	(9,529)
Retained earnings (loss)	(39,499)	1,635
Accumulated other comprehensive income (loss)	(1,860)	142

Total stockholders' equity	109,293	151,564

	$352,297	$372,632

The accompanying notes are an integral part of the consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Operations

(in thousands, except per-share data) (unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 30, 2000	September 29, 2001	September 30, 2000
Sales	$222,168	$207,201	$671,050	$631,214
Cost of goods sold and occupancy costs	158,625	144,947	474,720	436,098

Gross profit	63,543	62,254	196,330	195,116
Operating expenses:
Direct store expenses	52,128	48,412	158,740	142,609
Selling, general and administrative expenses	13,212	8,348	37,671	24,546
Pre-opening expenses	1	1,018	1,516	2,916
Restructuring and asset impairment charges	776		55,610	20,641

Income (loss) from operations	(2,574)	4,476	(57,207)	4,404
Loss on investment			228	2,060
Interest expense, net	2,044	2,315	7,272	6,071

Income (loss) before income taxes	(4,618)	2,161	(64,707)	(3,727)
Income tax expense (benefit)	(1,720)	1,086	(23,571)	(1,356)

Net income (loss)	$(2,898)	$1,075	$(41,136)	$(2,371)

Net income (loss) per common share:
Basic	$(0.12)	$0.05	$(1.69)	$(0.10)
Diluted	$(0.12)	$0.05	$(1.69)	$(0.10)
Average common shares outstanding	24,699	23,102	24,325	23,048
Dilutive effect of stock options		312

Average common shares outstanding, assuming dilution	24,699	23,414	24,325	23,048

The accompanying notes are an integral part of the consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands) (unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 30, 2000	September 29, 2001	September 30, 2000
Net income (loss)	$(2,898)	$1,075	$(41,136)	$(2,371)
Other comprehensive income (loss):
Foreign currency translation adjustments arising during the period	(389)	(202)	(495)	(270)
Cumulative effect of change in accounting principle (see Note 3), net tax of $352			(586)
Recognition of hedge results to interest expense during the period, net of tax of $128 and $264, respectively	213		441
Change in market value of cash flow hedge during the period, net of tax of $418 and $810, respectively	(705)		(1,362)

Other comprehensive loss	(881)	(202)	(2,002)	(270)

Comprehensive income (loss)	$(3,779)	$873	$(43,138)	$(2,641)

The accompanying notes are an integral part of the consolidated financial statements

WILD OATS MARKETS, INC.

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Nine Months Ended
	September 29, 2001	September 30, 2000
Cash Flows from Operating Activities
Net loss	$(41,136)	$(2,371)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	19,770	18,691
Loss (gain) on disposal of property and equipment	463	(529)
Deferred tax expense (benefit)	(21,090)	1,577
Restructuring and asset impairment charges	55,610	20,641
Loss on investment	228	2,060
Other	(171)
Change in assets and liabilities (net of acquisitions):
Inventories	2,664	(4,466)
Receivables and other assets	9,982	(1,345)
Accounts payable	2,252	1,393
Accrued liabilities	(2,950)	(9,681)

Net cash provided by operating activities	25,622	25,970

Cash Flows from Investing Activities
Capital expenditures	(18,903)	(46,296)
Payment for purchase of acquired entities, net of cash acquired		(16,791)
Proceeds from sale of property and equipment	135	3,227
Long-term equity investment		(38)

Net cash used in investing activities	(18,768)	(59,898)

Cash Flows from Financing Activities
Net borrowings (repayments) under line-of-credit agreement	(7,487)	24,495
Proceeds from notes payable and long-term debt	2,000
Repayments on notes payable, long-term debt & capital leases	(195)	(1,802)
Proceeds from issuance of common stock, net	398	745

Net cash provided by (used in) financing activities	(5,284)	23,438

Effect of exchange rate changes on cash	(340)	(9)

Net increase (decrease) in cash and cash equivalents	1,230	(10,499)
Cash and cash equivalents at beginning of period	12,457	21,877

Cash and cash equivalents at end of period	$13,687	$11,378

Non-Cash Investing and Financing Activities
Stock issued in exchange for note receivable	$9,274

Stock received in exchange for services		$750

The accompanying notes are an integral part of the consolidated financial statements.

WILD OATS MARKETS, INC.

Notes to Consolidated Financial Statements

(unaudited)

1. Nature of Operations and Basis of Presentation

    Wild Oats Markets, Inc. ("Wild Oats" or the "Company"), headquartered in Boulder, Colorado, owns and operates natural foods grocery stores in the United States and Canada. The Company also operates commissary kitchens and warehouses that supply the stores. The Company's operations are concentrated in one market segment, grocery stores, and are geographically concentrated in the western and central parts of the United States.

    The consolidated balance sheet as of September 29, 2001, the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 29, 2001 and September 30, 2000, as well as the consolidated statements of cash flows for the nine months ended September 29, 2001 and September 30, 2000 have been prepared without an audit. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair presentation thereof, have been made.

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

2. Going Concern Matters

    These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The terms of the Company's credit facility require, among other things, compliance with certain financial ratios, including a funded debt (i.e., debt/EBITDA) ratio and a fixed charge coverage ratio, on a quarterly basis. As a result of restructuring and asset impairment charges incurred during fiscal 2000, the Company was not in compliance with the fixed charge coverage ratio and minimum net income covenants under its credit facility as of and for the quarter ended December 30, 2000, and as a result, its lenders issued a notice of default, although no acceleration of outstanding debt was requested.

    On October 17, 2001, the Company and its lenders entered into an amendment to the existing credit facility, pursuant to which all defaults previously existing were waived. The December 30, 2000, balance sheet included in this report on Form 10-Q reclassifies debt to reflect the amendment to the credit facility. In exchange for such waiver, the interest rate payable by the Company for borrowed funds was increased, the Company granted a security interest to its lenders in all of its assets, other than any proceeds of any equity offering concluded by the Company, and the parties agreed to additional restrictions on the Company's ability to enter into new leases and make capital expenditures, amongst other items. The maturity date of the credit facility remains August 1, 2003, and the total amount of the facility is capped at $125.0 million. On November 12, 2001, the Company and its lenders executed an additional amendment to waive the Company's performance under a monthly stockholders' equity covenant for September 2001 and to modify the stockholders' equity covenant for October and November of 2001. The Company currently seeks to raise approximately $30.0 to $50.0 million in equity financings to be used to provide additional liquidity, although such equity financing is not a requirement of the amended credit facility. If the Company is successful in raising additional equity, under the amended credit facility, it may increase the amount of capital expenditures that it makes and the number of new leases that it executes.

    Although no assurances can be given, management expects that it will be in compliance throughout the term of the amended credit facility with respect to the financial and other covenants. Management believes that cash generated from operations will be sufficient to satisfy the Company's currently budgeted capital expenditure and debt service requirements through fiscal 2001 and that no additional funding, other than through the existing credit facility, will be necessary.

3. New Accounting Standards

    Accounting for the Impairment or Disposal of Long-Lived Assets.  Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in October 2001. This statement addresses significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for the Company's financial statements for the year beginning December 30, 2001. The adoption of this statement is not currently anticipated to have a material impact on the Company's financial position or results of operations.

    Goodwill and Other Intangible Assets.  SFAS No. 142, Goodwill and Other Intangible Assets, was issued in July 2001. This statement establishes new accounting and reporting standards that will, among other things, eliminate amortization of goodwill. Upon adoption of the new standard, goodwill will be evaluated for impairment using a fair-value based approach and, if there is impairment, the carrying amount of the goodwill will be written down to the implied fair value. This statement is effective for the Company's financial statements for the year beginning December 30, 2001. Management is reviewing the implementation guidance and evaluating the potential impact of the statement and the change in accounting method on the Company's financial position, therefore, a reliable estimate of the impact of this new accounting standard is not possible at this time.

    Business Combinations.  SFAS No. 141, Business Combinations, was issued in July 2001. This statement establishes new accounting and reporting standards that will, among other things, eliminate the pooling-of-interest method of accounting for business combinations and requires that the purchase method be used. Its provisions will be effective for the Company for all future business combinations.

    Derivatives and Hedging Activities.  In accordance with the Company's interest rate risk-management strategy and as required by the terms of the Company's credit facility, the Company has entered into a swap agreement to hedge the interest rate on $42.5 million of its borrowings. The swap agreement locks in an average LIBOR rate of 6.6% and expires in August 2003. The fair value of the swap at September 29, 2001 was ($2.4 million), which has been recorded in the accompanying balance sheet.

    The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on December 31, 2000. In accordance with the transition provisions of SFAS 133, as of December 31,

2000, the Company recorded a net-of-tax cumulative loss adjustment to other comprehensive income totaling $586,000 that relates to the fair value of the previously described cash flow hedging relationship. Based upon current interest rates, approximately $1.7 million of the interest rate hedging loss currently in other comprehensive income is expected to flow through interest expense during the next 12 months.

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

4. Earnings Per Share

    Earnings per share are calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, except where the effect of their inclusion would be antidilutive (i.e., in a loss period). Antidilutive stock options of 1,507,087 and 1,492,808 for the nine months ended September 29, 2001 and September 30, 2000, respectively, were not included in the earnings per share calculations.

5. Restructuring and Asset Impairment Charges

    Fiscal 2001.  After a comprehensive review of the Company's support facilities was completed by management during the third quarter of fiscal 2001, management determined that the operations of certain support facilities should be eliminated. As a result, in the third quarter of fiscal 2001, the Company recorded a restructuring and asset impairment charge of $776,000 resulting primarily from the closure of three support facilities: a bakery in Tucson, Arizona, and two commissary kitchens in Los Angeles, California and Sante Fe, New Mexico. The Company expects to record an additional restructuring charge in the fourth quarter of fiscal 2001 for severance payments of approximately $250,000 following the notification of affected support facility employees of their termination of employment.

    As a result of hiring a new chief executive officer just prior to the beginning of the second quarter of fiscal 2001 and a comprehensive review conducted by the new chief executive officer of the business and strategic repositioning efforts of the Company during the second quarter of fiscal 2001, management identified and committed to a restructuring plan during the second quarter of fiscal 2001 and recorded a restructuring and asset impairment charge of $54.8 million (such asset impairments were recorded in accordance with SFAS 121, Accounting for the Impairment of Long-lived Assets and for Assets to be Disposed of). The significant components of the charge are as follows:

Change in estimate related to fixed asset impairments for previously identified sites held for disposal	$1.5 million
Change in estimate related to lease-related liabilities for previously identified sites for closure	15.9 million
Fixed asset impairments for three additional stores identified in the second quarter of fiscal 2001 to be abandoned, closed, or sold by the end of fiscal 2001	1.8 million
Lease-related settlements for three additional stores identified in the second quarter of fiscal 2001 to be abandoned, closed, or sold by the end of fiscal 2001	(0.4 million	)
Fixed asset impairments for subleased properties identified during the second quarter of fiscal 2001	1.7 million
Lease-related liabilities for subleased properties identified during the second quarter of fiscal 2001	10.0 million
Fixed asset impairments for regional and departmental office closures and consolidations during the second quarter of fiscal 2001	3.0 million
Fixed asset impairments for store construction project discontinuation	2.3 million
Lease-related liabilities for store construction project discontinuation	0.6 million
Severance for employees terminated during the second quarter of fiscal 2001	2.5 million

TOTAL	$38.9 million

Details of the significant components of the charge are as follows:

  •
  Change in estimate related to fixed asset impairments for previously identified sites held for disposal ($1.5 million)—During the second quarter of fiscal 2001, the Company determined that these fixed assets were not compatible with a new store design. Due to the new store design, such assets could not be relocated as contemplated under the original restructuring plan. As a result, the Company determined it could not recover the previously estimated carrying value of these assets, and therefore recognized an impairment charge and disposed of the assets during the second quarter of fiscal 2001.

  •
  Change in estimate related to lease-related liabilities for previously identified sites for closure ($15.9 million)—During the second quarter of fiscal 2001, the Company determined that additional periods of time are necessary to dispose of certain lease obligations. This determination was driven by results of current disposition efforts, and is attributable to deteriorating real estate markets in certain regions, existing lease obligations at above-market rates, and unattractive site characteristics. The charge for exit costs assumes, based on the Company's current results of disposition efforts, that the Company will be successful in disposing of these long-term lease obligations within the next five years. Facts and circumstances can change in the future with respect to the above attributes affecting the ultimate resolution of these exit costs. The Company will make appropriate adjustments to the restructuring liabilities contemporaneous with the change in facts and circumstances.

  •
  Fixed asset impairments for three additional stores identified in the second quarter of fiscal 2001 to be abandoned, closed, or sold by the end of fiscal 2001 ($1.8 million)—During the second quarter of fiscal 2001, the Company became involved in litigation filed by the landlord of a site under construction. The Company decided not to proceed with the opening of the store and consequently abandoned the site and the related fixed assets (leasehold improvements) totaling $1.5 million during the second quarter of fiscal 2001. Additionally, the fixed assets of two other stores that will be closed by the end of fiscal 2001 comprise the remaining $300,000 of the charge.

  •
  Fixed asset impairments for subleased properties identified during the second quarter of fiscal 2001 ($1.7 million)—These asset impairments relate to leasehold improvements made by the Company in subleased properties for specific subtenants. During the second quarter of fiscal 2001, certain subtenants either vacated the improved properties without prior notice or gave notice to the Company that they planned to vacate the properties shortly, and certain other subtenants were in financial distress and in one case, had filed for bankruptcy protection. The Company determined that it could not recover the carrying value of these build-to-suit leasehold improvements and therefore recognized an impairment charge. Certain of these assets were disposed of during the second quarter of fiscal 2001 and the remainder of which are to be disposed of by the end of fiscal 2001.

  •
  Lease-related liabilities for subleased properties identified during the second quarter of fiscal 2001 ($10.0 million)—During the second quarter of fiscal 2001, certain subtenants either vacated the improved properties without prior notice or gave notice to the Company that they planned to vacate the properties shortly. The Company also was informed in the second quarter that certain other subtenants were in financial distress and in one case, had filed for bankruptcy protection. The lease-related liabilities represent the Company's estimate to dispose of these lease obligations based on current disposition efforts by the Company, and is attributable to deteriorating real estate markets in certain regions, existing lease obligations at above-market rates, and unattractive site characteristics. The charge for exit costs assumes, based on current results of disposition efforts, that the Company will be successful in disposing of these long-term lease obligations within the next five years. Facts and circumstances can change in the future with respect to the above attributes affecting the ultimate resolution of these exit costs. The Company will make appropriate adjustments to the restructuring liabilities contemporaneous with the change in facts and circumstances.

  •
  Fixed asset impairments for regional and departmental office closures and consolidations during the second quarter of fiscal 2001 ($3.0 million)—As part of the Company's reorganization during the second quarter of fiscal 2001, the Company reduced its regional offices from 11 to 6 offices, and eliminated much of its construction department. In conjunction with these modifications to regional and departmental structures, the Company determined that it could not recover the carrying value of the fixed assets used by certain regional and departmental offices and the construction department and therefore recognized an impairment charge and disposed of the assets during the second quarter of fiscal 2001.

WILD OATS MARKETS, INC.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

  •
  Fixed asset impairments for store construction project discontinuation ($2.3 million)—During the second quarter of fiscal 2001, the Company determined that a new store design was required and construction of new stores and expansion and remodel activities at existing stores based on the previously developed designs would be abandoned to incorporate the new store design changes. Assets in this charge included abandoned construction in progress (primarily leasehold improvements). The Company determined that it could not recover the carrying value of these fixed assets, and therefore recognized an impairment charge and disposed of the assets during the second quarter of fiscal 2001.

  •
  Severance for employees terminated during the second quarter of fiscal 2001 ($2.5 million)—During the second quarter of fiscal 2001, 104 of the Company's 9,000 employees were terminated as part of its restructuring plan. The terminated employee groups were regional store support, construction and new store development, and corporate office personnel. As of September 29, 2001, $1.9 million of involuntary termination benefits had been paid to terminated employees; the remaining benefits of $600,000 will be paid during the next eight months.

    Sales and store contribution to profit (sales less cost of goods sold, occupancy costs, and direct store expenses) for the nine months ended September 29, 2001 and September 30, 2000 for stores that were held for disposal are as follows (unaudited, in thousands):

	2001	2000
Sales	$30,357	$81,060
Store contribution to profit	$347	$200

    The effect of suspending depreciation for assets held for disposal was approximately $935,000 and $528,000 for the nine months ended September 29, 2001 and September 30, 2000, respectively.

    The carrying value of those assets held for disposal as of September 29, 2001 and December 30, 2000 was approximately $188,000 and $509,000, respectively.

    In addition to the $38.9 million of restructuring charges described above, in the second quarter of fiscal 2001 management also identified asset impairment charges of $15.9 million in accordance with the provisions of SFAS 121 related to five stores held for use. The assets became impaired in the second quarter of fiscal 2001 because the projected future cash flows of each store at that time were not sufficient to fully recover the carrying value of the stores' long-lived assets. In determining whether an impairment exists, the Company estimates the store's future cash flows on an undiscounted basis, and if the cash flows are not sufficient to recover the carrying value, then the Company uses a discounted cash flow based on a risk-adjusted discount rate, to adjust its carrying value of the assets and records a provision for impairment as appropriate. The Company believes the weak performance from the stores included in the asset impairment charge were caused by significant budget overruns in construction (one store), poor site location (two stores) or insufficient advertising in new regional markets (two stores). The Company continually reevaluates its stores' performance to monitor the carrying value of its long-lived assets in comparison to projected cash flows. Elements that could contribute to impairment of long-lived assets include new competition, overruns in construction costs, or poor operating results caused by a variety of factors, including improper site selection, insufficient advertising, or changes in local, regional or national economies. The Company is currently reevaluating its store format and construction procedures to reduce the likelihood of construction cost overruns, and has increased its projected pre-opening costs per new store to increase the level of new store advertising. Site selection criteria are also being reevaluated in light of the results of the Company's comprehensive review of its operations and ideal customer demographics. There is no assurance that in the future, additional long-lived assets will not be deemed impaired.

    Fiscal 2000.  During the second quarter of fiscal 2000, the Company's management made certain decisions relating to the strategic repositioning of the Company's operations that resulted in a restructuring and asset impairment charge of $20.6 million. These decisions included the closure of three natural foods stores during the second quarter of fiscal 2000 ($4.7 million); the planned sale or closure of seven stores during the remainder of fiscal 2000 ($9.9 million); exit costs of previously closed or abandoned sites ($5.6 million); and the discontinuance of e-commerce activities ($400,000). The $5.6 million charge related to changes in estimates for previously closed or abandoned sites. The significant components of the $5.6 million charge were (a) $3.6 million of additional lease-related liabilities, and (b) $2.0 million of fixed asset impairments for 15 previously closed stores. Components of the restructuring and asset impairment charge consist of impairment of fixed ($8.9 million) and intangible assets ($6.4 million); and non-cancelable lease obligations and liabilities ($5.3 million). Substantially all of the restructuring charges are non-cash expenses.

    During the fourth quarter of fiscal 2000, the Company expanded its strategic repositioning and, as a part of such expansion, decided to close or sell 12 under-performing stores. This decision resulted in an additional restructuring and asset impairment charge of $21.4 million. This restructuring charge consists primarily of costs associated with the abandonment of fixed ($13.6 million) and intangible assets ($1.7 million) and non-cancelable lease obligations and lease related liabilities ($6.1 million). Substantially all of the restructuring charges are non-cash expenses.

    The assets written off as part of the second and fourth quarter fiscal 2000 charges consist of the following:

Goodwill impairment	$8,041,000
Leasehold interest impairment	2,537,000
Fixed asset impairment	20,030,000

Total	$30,608,000

    During the first quarter of fiscal 2001, one natural foods store was closed in Denver, Colorado as part of the fiscal 2000 restructuring plans. With regard to the current status of the Company's fiscal 2000 restructuring plans, as of September 29, 2001, eight of the stores identified in fiscal 2000 for closure or sale remained to be closed or sold with all but one of the closures or sales to be completed by the end of fiscal 2001; the remaining store is expected to be closed or sold during the first quarter of fiscal 2002. The Company currently has letters of intent to sell five of the eight stores prior to the end of fiscal 2001; consummation of all such agreements are subject to certain contingencies to closing. The Company identified an additional three stores for closure in the second quarter of fiscal 2001; one of the stores' leases has already been terminated and the other two stores are slated for closure or sale by the end of fiscal 2001.

    Restructuring accruals.  The following table summarizes accruals related to all of the Company's restructuring activities during the first nine months of fiscal 2001:

(in thousands)	1999 and prior	2nd Qtr. 2000	4th Qtr. 2000	2nd Qtr. 2001	3rd Qtr. 2001		TOTAL
Balance on December 30, 2000	$2,111	$2,175	$5,593	$—	$—		$9,879
Cash paid (lease-related liabilities)	(447)	(684)	(574)				(1,705)
Cash received (lease-related liabilities)			50				50
Stock options in lieu of cash			(43)				(43)

Balance on March 31, 2001	$1,664	$1,491	$5,026	$—	$—		$8,181
New accruals:
Severance				2,511			2,511
Lease-related liabilities	3,261	3,239	9,422	10,680			26,602
Cash paid (severance)				(751)			(751)
Cash paid (lease-related liabilities)	(971)	(344)	(623)	(2)			(1,940)
Cash received (lease-related liabilities)			750				750

Balance on June 30, 2001	$3,954	$4,386	$14,575	$12,438	$—		$35,353
New accruals:
Lease-related liabilities					108		108
Cash paid (severance)				(1,187)			(1,187)
Cash paid (lease-related liabilities)	(1,277)	(646)	(296)	(217)			(2,436)

Balance on September 29, 2001	$2,677 *	$3,740 *	$14,279 *	$11,034 **	$108	*	$31,838

*
The restructuring accrual balance consists of lease-related liabilities.

**
The restructuring accrual balance consists of $10.4 million for lease-related liabilities and $600,000 for employee termination benefits.

As of September 29, 2001, the components of the accruals related to the Company's restructuring activities are accrued liabilities ($9.0 million) and other long-term obligations ($22.8 million).

6. Income Taxes

    The Company has a $23.0 million net deferred tax asset, primarily as a result of the $55.6 million of restructuring and asset impairment charges recorded during the first nine months of fiscal 2001. For the nine months ended September 29, 2001, the Company recorded a $23.6 million income tax benefit, primarily as a result of the loss before taxes of $64.7 million during the period. The recoverability of the net deferred tax asset is primarily dependent upon the Company generating sufficient taxable income in the future. Although realization of the net deferred tax asset is not assured, the Company believes it is more likely than not that the Company will generate sufficient taxable income in the future to realize the full amount of the deferred tax asset. The Company's assessment is based on projections that assume that the Company can maintain its current store contribution margin. Furthermore, the Company expects to maintain the sales growth experienced over the past five years, which would generate additional taxable income. The primary uncertainty related to the realization of the deferred tax asset is the Company's ability to achieve its four-year business plan and generate future taxable income to realize the full amount of the deferred tax asset. The Company believes that the sales, gross margin, store contribution margin, and selling, general and administrative expenses assumptions in its four-year business plan are reasonable and, more likely than not, attainable. The Company will continue to assess the recoverability of the net deferred tax asset and to the extent it is determined in the future that a valuation allowance is required, it will be recognized as a charge to earnings at that time.

7. Related Party Transactions

    Effective August 30, 2001, James Lee, the Company's Chief Operating Officer, retired. Under an agreement between Mr. Lee and the Company, Mr. Lee will receive one year's salary at his last salary level. The Company is currently negotiating an agreement to extend the exercise date of Mr. Lee's vested stock options.

    Effective July 20, 2001, Mary Beth Lewis, the Company's Chief Financial Officer and Vice President of Finance, resigned to pursue other opportunities. Under an agreement between Ms. Lewis and the Company, Ms. Lewis will receive one year's salary at her last salary level, as well as a cash payment equal to the difference between the closing price of the Company's common stock on the Nasdaq Market on July 20, 2001 and the former executive's exercise price for stock options vested as of July 20, 2001, which amounted to $112,000.

    On May 14, 2001, Michael Gilliland, the Company's former Chief Executive Officer, resigned as an employee of the Company. Mr. Gilliland will receive, pursuant to his July 12, 1996 employment agreement with the Company, three years' salary, payable on a biweekly basis. Mr. Gilliland also received a cash payment equal to the difference between the closing price of the Company's common stock on the Nasdaq Market on a date selected by the former executive, and the exercise price of the executive's stock options vested on the date so selected, which amounted to $214,000.

    During the first quarter of fiscal 2001, the Company borrowed $2.0 million from Elizabeth C. Cook and Michael C. Gilliland, directors of the Company. The loan is payable on demand, bears interest at 9.0%, and is classified as a current liability.

8. Changes in Management

    Effective August 30, 2001, James Lee, the Company's Chief Operating Officer, retired. Bruce Bowman, Senior Vice President of Information Technologies and Logistics, succeeded Mr. Lee in the role of chief operating officer. Mr. Bowman entered into an employment agreement with the Company dated May 21, 2001 for a term of two years. Pursuant to the agreement, Mr. Bowman will receive a salary of $280,000 per annum, reasonable relocation costs and a minimum bonus of $50,000. The agreement may be terminated at any time by the Company for cause, as defined. If terminated for cause, the Company shall have no further obligation or liability to Mr. Bowman, other than payment of the base amount earned and unpaid at the date of termination and payments or reimbursement of business expenses accrued prior to the date of termination. The Company also may terminate the Employment Agreement other than for cause, in which event the Company has the continuing obligation to pay Mr. Bowman his base salary for twelve months following termination, should termination occur in the first twelve months of the term, or for a declining number of months thereafter, with a minimum severance amount of six months.

    Effective July 20, 2001, Mary Beth Lewis, the Company's Chief Financial Officer and Vice President of Finance, resigned to pursue other opportunities. The Company continues to interview candidates for the position. Frances Rathke, former Chief Financial Officer of Ben & Jerry's Homemade, Inc., has acted as interim Chief Financial Officer to the Company since August 1, 2001.

    Effective March 19, 2001, Michael Gilliland resigned as the Company's Chief Executive Officer. Mr. Gilliland was replaced by Perry D. Odak as the Company's Chief Executive Officer and President. Mr. Odak entered into an employment agreement, dated March 6, 2001 with the Company (the "Employment Agreement") for a term of five (5) years. Pursuant to the Employment Agreement, Mr. Odak will receive a base salary of $500,000 per annum, together with a minimum first year bonus of $250,000. Such bonus will be reviewed annually by the Company's Compensation Committee. Mr. Odak will have the right to receive a supplemental bonus if the fair market value of the stock, as measured by the closing price on Nasdaq for the preceding 120 consecutive trading days shall equal at least $30 per share or a change of control occurs and the fair market value of the stock is at least $20 per share. The amount of this supplemental bonus will be $9.2 million plus any interest that would accrue thereon at a rate of 7.5% per annum. In addition, pursuant to the Employment Agreement, Mr. Odak has the right to purchase from the Company a number of shares of the Company's Common Stock equal to five percent (5%) of the number of shares of Common Stock outstanding upon the date of purchase. On March 6, 2001, Mr. Odak agreed to purchase 1,332,649 shares of Common Stock for $6.969 per share for an aggregate purchase price of $9.3 million. Payment of $0.01 per share was made on the purchase date, the balance being paid by delivery of a full recourse, five-year promissory note from Mr. Odak to the Company, which has been reflected in stockholders' equity as "note receivable, related party."

    If the Company issues additional shares of Common Stock pursuant to an equity offering such that Mr. Odak's shares of Common Stock represent less than 5% of the outstanding Common Stock, Mr. Odak has the right to purchase additional shares of Common Stock sufficient to maintain his interest at five percent (5%) of the outstanding Common Stock, provided that Mr. Odak will not acquire more than 300,000 shares in the aggregate.

    The Employment Agreement may be terminated at any time by the Company for cause, as defined. If terminated for cause, the Company shall have no further obligation or liability to Mr. Odak, other than payment of the base amount earned and unpaid at the date of termination and payments or reimbursement of business expenses accrued prior to the date of termination. All other options terminate. The Company also may terminate the Employment Agreement other than for cause, in which event the Company has the continuing obligation to pay Mr. Odak his base salary for nine months following termination. If such termination occurs during the last 51 months of the five-year term of the Employment Agreement, the Company will have the obligation to pay Mr. Odak his base salary for 36 months following termination. Additionally, the Company will continue to contribute, for the period during which the base salary is continued, the cost of Mr. Odak's participation (including his family) in the Company's group medical and hospitalization insurance plans and group life insurance plan, provided that if Mr. Odak is not entitled to such coverage, the Company will reimburse Mr. Odak for the cost of obtaining such coverage.

    In the event of Mr. Odak's death, the Company will pay to his designated beneficiary any earned and unpaid base salary and reimbursement of business expenses accrued prior to the date of death. In the event that Mr. Odak becomes disabled to the extent that he is unable to perform substantially all of his duties and responsibilities for 90 days, the Company may terminate him.

    Mr. Odak may terminate his employment with the Company for good reason, as defined. A termination by Mr. Odak for good reason and in the absence of circumstances that would entitle the Company to terminate Mr. Odak for cause will be treated as a termination by the Company other than for cause and Mr. Odak will retain the same benefits provided for thereunder.

9. Employee Stock Purchase Plan

    The Board of Directors of the Company suspended participation in the Company's Employee Stock Purchase Plan effective January 29, 2001, when the available pool of shares was substantially exhausted. Shareholder approval was granted at the Company's annual meeting in May 2001 to increase the pool of stock by 500,000 shares, and participation in the Employee Stock Purchase Plan was resumed effective June 18, 2001.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

    This report on Form 10-Q contains certain forward-looking statements regarding our future results of operations and performance. Important factors that could cause differences in results of operations include, but are not limited to, the timing and success of certain strategic initiatives being implemented by the Company; the successful hiring and transition of responsibility to a new Chief Financial Officer; the timing and execution of new store openings, relocations, remodels, sales and closures; the timing and impact of promotional and advertising campaigns; the impact of competition; changes in product supply or suppliers; changes in management information needs; changes in customer needs and expectations; governmental and regulatory actions; general industry or business trends or events; changes in economic or business conditions in general or affecting the natural foods industry in particular; and competition for and the availability of sites for new stores and potential acquisition candidates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement Regarding Forward-Looking Statements."

Overview

    Store openings, closings, sales, remodels, relocations and acquisitions.  In the third quarter of fiscal 2001, we had no changes in our store count. We do not plan to open any new stores in the remainder of fiscal 2001. In the first quarter of fiscal 2001, we opened four new stores in Cleveland, Ohio; Irvine, California; Westport, Connecticut; and Omaha, Nebraska. We have postponed the opening of five additional stores originally planned to be opened in fiscal 2001 to allow for the redesign of the interiors of such stores to incorporate feedback received during extensive customer interviews and focus groups conducted in the second quarter of fiscal 2001, to improve the operating efficiency of certain departments and to shift the guests' focus to the meat and seafood, produce and grocery departments. One of the five postponed stores is currently planned to open in the first half of fiscal 2002; the remainder will be rescheduled during fiscal 2002.

    Our ability to increase the number of stores opened in fiscal 2002 and beyond may depend upon our ability to raise additional equity financings. In October 2001, we executed an amendment to our credit facility, and as part of such amendment, all previous defaults under the credit facility were waived. As part of such amendment, we agreed to certain restrictive covenants regarding our ability to enter into new leases and to make certain capital expenditures. If the Company is successful in raising additional equity financings, it will be allowed to increase the number of new leases it executes and new stores it opens based on the amount of equity financings raised. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and "Notes to Consolidated Financial Statements—Note 2 Going Concern Matters."

    As has been our past practice, we will continue to evaluate the profitability, strategic positioning, impact of potential competition on and sales growth potential of all of our stores on an ongoing basis. We may, from time to time, make decisions regarding closures, disposals, relocations or remodels in accordance with such evaluations. In fiscal 2000, as part of restructuring and asset impairment charges taken in the second and fourth quarters, we identified 22 stores for closure or sale, of which 14 have been closed or sold. Eight remain to be closed or sold, seven by the end of fiscal 2001 and one in the first quarter of fiscal 2002. We have letters of intent to sell five of the eight stores, with consummation of the sales subject to the execution of binding purchase agreements and satisfaction of certain contingencies. In the second quarter of fiscal 2001, we identified an additional three stores slated for closure or sale, including one location in West Palm Beach, Florida where we terminated our leasehold interest in the second quarter of fiscal 2001. The other two stores are slated for closure or sale by the end of fiscal 2001.

    Restructuring and Asset Impairment Charges.  As a result of the March 2001 transition in our Chief Executive Officer and a new management philosophy, the Company has been and continues to conduct an extensive review of all components of our business, including our previously announced strategic repositioning initiatives, as well as current marketing, purchasing, merchandising and new store programs. This comprehensive review is intended to aggressively reexamine all aspects of our business for opportunities to improve, strengthen, streamline and reposition our business operations. As a result of this review, the Company has and continues to make significant changes to our current business strategy and methods of operations with the goal of increasing comparable store sales, average transaction size and customer count. Initiatives currently being implemented include reductions in certain items' pricing, increases in advertising for, modifications of staffing at and remerchandising of selected stores, which changes may have a negative impact on the Company's financial results in certain regions for the remainder of fiscal 2001 by increasing expenses and reducing margins on certain items. The Company currently is evaluating whether to make nationwide modifications to certain elements of its operations, including advertising and pricing strategies.

    During the second quarter of fiscal 2001, the Company's management made certain decisions relating to the Company's operations which identified three stores to be closed or abandoned by the end of fiscal 2001, reduced the Company's regional offices and certain staff, changed estimates of prior restructuring and asset impairment charges, and resulted in a restructuring and asset impairment charge of $54.8 million. See "Notes to Consolidated Financials Statements—Note 5—Restructuring and Asset Impairment Charges."

    After a comprehensive review of the Company's support facilities was completed by management during the third quarter of fiscal 2001, management determined that the operations of certain support facilities should be eliminated. As a result, in the third quarter of fiscal 2001, the Company recorded a restructuring and asset impairment charge of $776,000 resulting primarily from the closure of three support facilities: a bakery in Tucson, Arizona, and two commissary kitchens in Los Angeles, California and Santa Fe, New Mexico. The Company expects to record an additional restructuring charge in the fourth quarter of fiscal 2001 for severance payments of approximately $250,000 following the notification of affected support facility employees of their termination of employment.

    Results of Operations.  Our results of operations have been and will continue to be affected by, among other things, the number, timing and mix of store openings, acquisitions, relocations or closings. New stores build their sales volumes and refine their merchandise selection gradually and, as a result, generally have lower gross margins and higher operating expenses as a percentage of sales than more mature stores. We anticipate that the new stores opened in fiscal 2001 will experience operating losses for the first nine to 12 months of operation, in accordance with historical trends; however, given the continued weakening of the U.S. economy in the wake of the events of September 11, 2001, operating losses may be extended for additional periods of time. Further, acquired stores, while generally profitable as of the acquisition date, generate lower gross margins and store contribution margins than our company average due to their substantially lower volume purchasing discounts and the integration of the acquired stores into our operating systems. Over time, we expect that the gross margin and store contribution margin of acquired stores approach our company average.

    Other factors that could cause acquired stores to perform at lower than expected levels include, among other things, turnover of regional and store management, disruption of advertising, changes in product mix and delays in the integration of purchasing programs.

    During the second and third quarters of fiscal 2001, we conducted extensive consumer research to determine how to broaden our customer base and increase per-customer sales. Based on the results of the research, we formulated our "Fresh Look" program—a comprehensive advertising, pricing and merchandising program. In the third quarter of fiscal 2001, the Company commenced the test of the "Fresh Look" program in our 12 Colorado stores. The results of such program were encouraging, and so we commenced a phased roll-out of the "Fresh Look" program to an additional 32 stores in Connecticut, Florida, Kansas, Massachusetts, Missouri, Nebraska, New Jersey, Ohio, Oklahoma, Oregon

and Washington over the last two months. The program includes weekly, as opposed to monthly, flyer advertising through direct mail, in-store distribution and newspaper insertion, remerchandising to emphasize produce, grocery and meat and seafood offerings, and lowered pricing on selected merchandise throughout the stores. As part of the program, we are also consolidating our banner names in selected areas across the country to convert stores bearing individually different names to the"Wild Oats Market" name, to increase advertising synergy and brand awareness.

    We are actively upgrading, remodeling or relocating some of our older stores. We have completed the remodeling or remerchandising of 14 of our older stores in the first three quarters of fiscal 2001. We intend to continue to upgrade and complete additional remodeling in additional stores in the remainder of fiscal 2001. We also remerchandised a number of our stores in the second and third quarters and will complete the majority in the remainder of fiscal 2001 and fiscal 2002, with the goal of eliminating slower selling products, reducing excess SKU counts in certain categories of products, and giving greater emphasis to produce, meat and seafood and grocery departments. Remodels and relocations typically cause short-term disruption in sales volume and related increases in certain expenses as a percentage of sales, such as payroll. Remodels on average take between 90 and 120 days to complete. Certain remodels in fiscal 2000 took longer to complete, resulting in greater than projected sales disruptions. We cannot predict whether sales disruptions and the related impact on earnings may be greater in time or volume than projected in future remodeled or relocated stores.

    The Company currently has an inventory of 16 vacant sites, comprising both closed store locations and excess unoccupied space acquired during acquisitions or other leasing transactions, for which we have rent obligations. We are actively seeking subtenants or assignees for the spaces, and in some cases have negotiated a lease termination with the landlord in exchange for a cash payment.

    Store format and clustering strategy.  We operate two store formats: the natural foods market and farmers' market formats. The natural foods market format, operated under the Wild Oats Market® and Nature's® tradenames, is generally 20,000 to 35,000 gross square feet, and the farmers' markets, operated under the Henry's Marketplace® and Sun Harvest Farms™ tradenames, are generally 15,000 to 25,000 gross square feet. Our profitability has been and will continue to be affected by the mix of natural foods supermarkets and farmers' market stores opened, acquired or relocated and whether stores are being opened in markets where we have an existing presence. As part of the ongoing comprehensive review of the Company's business operations and strategic plan, we are evaluating our current natural foods store format and design, and may make significant changes in the future. We also plan to expand the Henry's Marketplace farmers' market store format as our second, parallel store format. We believe this format, which is primarily located in metropolitan San Diego, California and Texas, appeals to a more value-conscious customer.

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

    Comparable store sales results.  Sales of a store are deemed to be comparable commencing in the thirteenth full month of operations for new, relocated and acquired stores. A variety of factors affect our comparable store sales results, including, among others:

  •
  general economic conditions

  •
  the opening of stores by us or by our competitors in markets where we have existing stores

  •
  the relative proportion of new or relocated stores to mature stores

  •
  the timing of advertising and promotional events

  •
  store remodels

  •
  store closures

  •
  our ability to effectively execute our operating plans

  •
  changes in consumer preferences for natural foods products

  •
  availability of produce and other seasonal merchandise.

Past increases in comparable store sales may not be indicative of future performance. Substantial uncertainty in the current U.S. economy in the wake of the events of September 11, 2001 make it more difficult to determine future performance of certain of our stores, although generally, food sales are not dramatically impacted by economic recessions.

    Our comparable store sales results have been negatively affected in the past by, among other factors, planned cannibalization, which is the loss of sales at an existing store when we open a new store nearby, resulting from the implementation of our store clustering strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Store format and clustering strategy." Comparable store sales results in previous years were negatively affected by higher than expected cannibalization due to the openings of new or relocated stores in several of our existing markets. Certain stores, such as the Henry's Marketplace stores, which depend heavily on produce sales, are more susceptible to sales fluctuations resulting from the availability and price of certain produce items. As a result of operational improvements in some previously acquired stores, new marketing programs in selected regions and store closures of certain weaker stores, comparable store sales increased by 5.5% in the third quarter of fiscal 2001 from a 3.9% increase in the second quarter of fiscal 2001 and a 1.0% increase in the first quarter of fiscal 2001. We expect comparable store sales to increase slightly for the remainder of the year, although if the Company implements certain strategic initiatives, the Company projects that comparable store sales in those regions in which the initiatives are implemented may increase slightly more as such initiatives increase total store sales. There can be no assurance that comparable store sales for any particular period will not decrease in the future.

    Pre-opening expenses.  Pre-opening expenses include labor, rent, utilities, supplies and certain other costs incurred prior to a store's opening. Historically, pre-opening expenses for natural foods market format stores have averaged approximately $250,000 to $350,000 per store, and farmers' market format stores have averaged approximately $75,000 per store, although the amount per store may vary depending on whether the store is the first to be opened in a market or is part of a cluster of stores in that market. As part of the "Fresh Look" advertising initiatives being implemented by the Company, we expect that pre-opening expenses will increase to $400,000 per natural foods market store, and $150,000 per farmers' market store, as we boost grand opening and weekly advertising. Consolidation of store banners will improve advertising synergies in many regions of the country.

Results of Operations

    The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of sales.

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 30, 2000	September 29, 2001	September 30, 2000
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	71.4	70.0	70.7	69.1

Gross margin	28.6	30.0	29.3	30.9
Direct store expenses	23.5	23.4	23.7	22.6
Selling, general and administrative expenses	5.9	4.0	5.6	3.9
Pre-opening expenses	0.0	0.5	0.2	0.5
Restructuring and asset impairment charges	0.4		8.3	3.3

Income (loss) from operations	(1.2)	2.2	(8.5)	0.7
Loss on investment			0.0	0.3
Interest expense, net	0.9	1.1	1.1	1.0

Income (loss) before income taxes	(2.1)	1.0	(9.6)	(0.6)
Income tax expense (benefit)	(0.8)	0.5	(3.5)	(0.2)

Net income (loss)	(1.3)%	0.5%	(6.1)%	(0.4)%

    Sales.  Sales for the three months ended September 29, 2001, increased 7.2% to $222.2 million from $207.2 million in the same period in fiscal 2000. Sales for the nine months ended September 29, 2001 increased 6.3% to $671.1 million from $631.2 in the same period in fiscal 2000. The year-to-date increase was primarily due to the opening of four new stores in the first quarter of fiscal 2001, as well as the inclusion of the 16 stores opened or acquired in fiscal 2000, offset by 20 stores closed in fiscal 2000 and one store closed in fiscal 2001. Comparable store sales increased 5.5% for the third quarter of fiscal 2001 from a 3.9% increase in the second quarter of fiscal 2001, as compared to a 3.0% decrease in the third quarter of fiscal 2000, due to operational improvements in a number of stores, new marketing programs in selected regions and store closures of certain weaker stores. Comparable store sales increased 3.4% for the nine months ended September 29, 2001. We have begun a phased roll-out of a number of strategic initiatives which are projected to increase overall sales gradually in those regions in which the initiatives are implemented, through increased advertising, more frequent advertised specials and modified pricing.

    Gross Profit.  Gross profit for the three months ended September 29, 2001 increased 2.1% to $63.5 million from $62.3 million in the same period in fiscal 2000. Gross profit for the nine months ended September 29, 2001 increased slightly to $196.3 million from $195.1 million in the same period in fiscal 2000. As a percentage of sales, gross profit decreased to 28.6% in the third quarter of fiscal 2001 from 30.0% in the same period in fiscal 2000 due primarily to lower merchandise margins resulting from the implementation of the "Fresh Look" program as well as a shift in the sales mix between store formats. As a percentage of sales, gross profit decreased to 29.3% for the first nine months of fiscal 2001 from 30.9% in the same period in fiscal 2000 due primarily to increases in inventory reserves for slow-moving goods, lower margins on certain categories of products sold in the stores and higher utilities expenses. As the Company implements certain strategic initiatives that include the lowering of prices in selected stores, or in selected regions, gross profit in the remainder of fiscal 2001 may be negatively affected by lower margins on certain items.

    Direct Store Expenses.  Direct store expenses for the three months ended September 29, 2001 increased 7.7% to $52.1 million from $48.4 million in the same period in fiscal 2000, and for the nine months ended September 29, 2001 increased 11.3% to $158.7 million from $142.6 million in the same period in fiscal 2000. As a percentage of sales, direct store expenses increased slightly to 23.5% in the third quarter of fiscal 2001 from 23.4% in the same period in fiscal 2000 and, for the first nine months of fiscal 2001, increased to 23.7% from 22.6% in the same period in fiscal 2000. The increases are primarily due to increased payroll associated with enhanced customer service efforts, additional benefit days due to a change in vacation policy in fiscal 2001, increased insurance costs related to general market conditions, and an increase in repairs and maintenance costs.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended September 29, 2001 increased 65.3% to $12.5 million from $7.5 million in the same period in fiscal 2000, and for the nine months ended September 29, 2001 increased 53.5% to $37.7 million from $24.5 million in the same period in fiscal 2000. As a percentage of sales, selling, general and administrative expenses increased to 5.9% in the third quarter of fiscal 2001 from 4.0% in the same period in fiscal 2000. The increases are attributable to one-time consulting and professional fees resulting from the comprehensive review of our business and strategic position, severance costs for former senior executives, recruiting and relocation costs, and expenses associated with the October 2001 amendment to our $125.0 million credit facility, as well as increases in advertising and merchandising expenses related to the implementation of the "Fresh Look" program and expenses for expanded infrastructure at the Company's headquarters to support the new advertising, merchandising and pricing initiatives. As a percentage of sales, selling, general and administrative expenses increased to 5.6% for the first nine months of fiscal 2001 from 3.9% in the same period in fiscal 2000. The increases are attributable to one-time consulting and professional fees resulting from the comprehensive review of our business and strategic position, severance costs for former senior executives, and recruiting and relocation costs. We expect that selling, general and administrative expenses as a percentage of sales will be approximately 5.0% to 5.5% for at least the next 18 to 24 months until such time as sales increase to leverage the expenses as a percentage of sales. The increases in selling, general and administrative expenses attributable to the expanded advertising program are expected to remain constant per store in the future.

    Pre-Opening Expenses.  Pre-opening expenses for the three months ended September 29, 2001, decreased to $1,000 compared to $1.0 million during the same period in fiscal 2000, and for the nine months ended September 29, 2001 decreased 48.0% to $1.5 million from $2.9 million in the same period in fiscal 2000. As a percentage of sales, pre-opening expenses decreased to 0.0% in the third quarter of fiscal 2001 from 0.5% in the same period in fiscal 2000, due to the opening of no new stores in the third quarter of fiscal 2001 as compared to the opening of four new stores in the third quarter of fiscal 2000 and the anticipated opening of two new stores in the fourth quarter of fiscal 2000. As a percentage of sales, pre-opening expenses decreased to 0.2% for the first nine months of fiscal 2001 compared to 0.5% in the same period in fiscal 2000, due to the opening of four new stores in the first nine months of fiscal 2001 as compared to nine new stores and three relocations in the first nine months of fiscal 2000. As part of the Company's increase in marketing efforts relating to the "Fresh Look" program, we anticipate that pre-opening expenses for new natural foods market stores will increase from an estimated $250,000 historically to an estimated $400,000 per new store, and those of the farmers' market format will increase from $75,000 historically to an estimated $150,000 in the future.

    Interest Expense, Net.  Net interest expense for the three months ended September 29, 2001 decreased 11.7% to $2.0 million from $2.3 million in the same period in fiscal 2000, due to lower interest rates and decreased borrowings during the three-month period. Net interest expense for the nine months ended September 29, 2001 increased 19.8% to $7.3 million from $6.1 million in the same period in fiscal 2000 primarily due to increased borrowings offset by lower interest rates during the nine-month period. As part of the amendment to our credit facility, our revolving line interest rates on prime-based and LIBOR-based loans were increased to prime plus 2.25% and one-month LIBOR plus

3.75%, respectively, both increasing by 0.5% starting January 1, 2002 and each six months thereafter through January 1, 2003 when the rate will remain constant through the end of the agreement. The increased interest rates under the credit facility result in a lower effective interest rate for the third quarter of fiscal 2001 as compared to the same period in fiscal 2000. Due to the current state of the U.S. economy, management believes that the variable interest rates will remain constant or possibly decline slightly during the next six to 12 months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" below.

    Restructuring and Asset Impairment Charges—Fiscal 2001.  After a comprehensive review of our support facilities was completed by management during the third quarter of fiscal 2001, we determined that the operations of certain support facilities should be eliminated. As a result, in the third quarter of fiscal 2001, we recorded a restructuring and asset impairment charge of $776,000 resulting primarily from the closure of three support facilities: a bakery in Tucson, Arizona, and two commissary kitchens in Los Angeles, California and Santa Fe, New Mexico. We expect to record an additional restructuring charge in the fourth quarter of fiscal 2001 for severance payments of approximately $250,000 following the notification to affected support facility employees of their termination of employment.

    As a result of hiring a new chief executive officer just prior to the beginning of the second quarter of fiscal 2001 and a comprehensive review conducted by the new chief executive officer of our business and strategic repositioning efforts during the second quarter of fiscal 2001, we identified and committed to a restructuring plan during the second quarter of fiscal 2001 and recorded a restructuring and asset impairment charge of $54.8 million (such asset impairments were recorded in accordance with SFAS 121, Accounting for the Impairment of Long-lived Assets and for Assets to be Disposed of). Details of the significant components of the charge are as follows:

  •
  Change in estimate related to fixed asset impairments for previously identified sites held for disposal ($1.5 million)—During the second quarter of fiscal 2001, we determined that these fixed assets were not compatible with a new store design. Due to the new store design, such assets could not be relocated as contemplated under the original restructuring plan. As a result, we determined we could not recover the previously estimated carrying value of these assets, and therefore recognized an impairment charge and disposed of the assets during the second quarter of fiscal 2001.

  •
  Change in estimate related to lease-related liabilities for previously identified sites for closure ($15.9 million)—During the second quarter of fiscal 2001, we determined that additional periods of time are necessary to dispose of certain lease obligations. This determination was driven by our results of current disposition efforts, and is attributable to deteriorating real estate markets in certain regions, existing lease obligations at above-market rates, and unattractive site characteristics. The charge for exit costs assumes, based on our current results of disposition efforts, that we will be successful in disposing of these long-term lease obligations within the next five years. Facts and circumstances can change in the future with respect to the above attributes affecting the ultimate resolution of these exit costs. We will make appropriate adjustments to the restructuring liabilities contemporaneous with the change in facts and circumstances.

  •
  Fixed asset impairments for three additional stores identified in the second quarter of fiscal 2001 to be abandoned, closed, or sold by the end of fiscal 2001 ($1.8 million)—During the second quarter of fiscal 2001, we became involved in litigation filed by the landlord of a site under construction. We decided not to proceed with the opening of the store and consequently abandoned the site and the related fixed assets (leasehold improvements) totaling $1.5 million during the second quarter of fiscal 2001. Additionally, the fixed assets of two other stores that will be closed by the end of fiscal 2001 comprise the remaining $300,000 of the charge.

  •
  Fixed asset impairments for subleased properties identified during the second quarter of fiscal 2001 ($1.7 million)—These asset impairments relate to leasehold improvements made by the Company in subleased properties for specific subtenants. During the second quarter of fiscal 2001, certain subtenants either vacated the improved properties without prior notice or gave notice to us that they planned to vacate the properties shortly, and certain other subtenants were in financial distress and in one case, had filed for bankruptcy protection. We determined that we could not recover the carrying value of these build-to-suit leasehold improvements and therefore recognized an impairment charge. Certain of these assets were disposed of during the second quarter of fiscal 2001 and the remainder of which are to be disposed of by the end of fiscal 2001.

  •
  Lease-related liabilities for subleased properties identified during the second quarter of fiscal 2001 ($10.0 million)—During the second quarter of fiscal 2001, certain subtenants either vacated the improved properties without prior notice or gave notice to us that they planned to vacate the properties shortly. We also were informed in the second quarter that certain other subtenants were in financial distress and in one case, had filed for bankruptcy protection. The lease-related liabilities represent our estimate to dispose of these lease obligations based on current disposition efforts, and is attributable to deteriorating real estate markets in certain regions, existing lease obligations at above-market rates, and unattractive site characteristics. The charge for exit costs assumes, based on our current results of disposition efforts, that the Company will be successful in disposing of these long-term lease obligations within the next five years. Facts and circumstances can change in the future with respect to the above attributes affecting the ultimate resolution of these exit costs. We will make appropriate adjustments to the restructuring liabilities contemporaneous with the change in facts and circumstances.

  •
  Fixed asset impairments for regional and departmental office closures and consolidations during the second quarter of fiscal 2001 ($3.0 million)—As part of our reorganization during the second quarter of fiscal 2001, we reduced our regional offices from 11 to 6 offices, and eliminated much of its construction department. In conjunction with these modifications to regional and departmental structures, we determined that we could not recover the carrying value of the fixed assets used by certain regional and departmental offices and the construction department and therefore recognized an impairment charge and disposed of the assets during the second quarter of fiscal 2001.

  •
  Fixed asset impairments for store construction project discontinuation ($2.3 million)—During the second quarter of fiscal 2001, we determined that a new store design was required and construction of new stores and expansion and remodel activities at existing stores based on the previously developed designs would be abandoned to incorporate the new store design changes. Assets in this charge included abandoned construction in progress (primarily leasehold improvements). We determined that we could not recover the carrying value of these fixed assets, and therefore recognized an impairment charge and disposed of the assets during the second quarter of fiscal 2001.

  •
  Severance for employees terminated during the second quarter of fiscal 2001 ($2.5 million)—During the second quarter of fiscal 2001, 104 of our 9,000 employees were terminated as part of the Company's restructuring plan. The terminated employee groups were regional store support, construction and new store development, and corporate office personnel. As of September 29, 2001, $1.9 million of involuntary termination benefits had been paid to terminated employees; the remaining benefits of $600,000 will be paid during the next eight months.

    In addition to the restructuring charges described above, management also has identified asset impairment charges of $15.9 million in accordance with the provisions of SFAS 121 related to five stores held for use. These assets became impaired in the second quarter of fiscal 2001 because the projected future cash flows of each store at that time were not sufficient to fully recover the carrying value of the stores' long-lived assets. In determining whether an impairment exists, we estimate the store's future cash flows on an undiscounted basis, and if the cash flows are not sufficient to recover the carrying value, then the Company uses a discounted cash flow based on a risk-adjusted discount rate, to adjust its carrying value of the assets and records a provision for impairment as appropriate. We believe the weak performance from the stores included in the asset impairment charge were caused by significant budget overruns in construction (one store), poor site location (two stores) or insufficient advertising in new regional markets (two stores). We continually reevaluate our stores' performance to monitor the carrying value of long-lived assets in comparison to projected cash flows. Elements that could contribute to impairment of long-lived assets include new competition, overruns in construction costs, or poor operating results caused by a variety of factors, including improper site selection, insufficient advertising, or changes in local, regional or national economies. We are currently reevaluating the store format and construction procedures to reduce the likelihood of construction cost overruns, and have increased our projected pre-opening costs per new store to increase the level of new store advertising. Site selection criteria are also being reevaluated in light of the results of the Company's comprehensive review of all operations and ideal customer demographics. There is no assurance that in the future, additional long-lived assets will not be impaired.

    Restructuring and Asset Impairment Charges—Fiscal 2000.  During the second quarter of fiscal 2000, we made certain decisions relating to the strategic repositioning of the Company's operations which resulted in a restructuring and asset impairment charge of $20.6 million. These decisions included the closure of three natural foods stores during the second quarter of fiscal 2000 ($4.7 million); the planned sale or closure of seven stores during the remainder of fiscal 2000 ($9.9 million); exit costs of previously closed or abandoned sites ($5.6 million); and the discontinuance of e-commerce activities ($400,000). The $5.6 million charge related to changes in estimates for previously closed or abandoned sites. The significant components of the $5.6 million charge were (a) $3.6 million of additional lease-related liabilities, and (b) $2.0 million of fixed asset impairments for 15 previously closed stores. Components of the restructuring and asset impairment charge consist of impairment of fixed ($8.9 million) and intangible assets ($6.4 million); and non-cancelable lease obligations and liabilities ($5.3 million). Substantially all of the restructuring charges are non-cash expenses.

    During the fourth quarter of fiscal 2000, we expanded the strategic repositioning and, as a part of such expansion, decided to close or sell twelve under performing stores. This decision resulted in an additional restructuring and asset impairment charge of $21.4 million. This restructuring charge consists primarily of costs associated with the abandonment of fixed ($13.6 million) and intangible assets ($1.7 million) and non-cancelable lease obligations and lease related liabilities ($6.1 million). Substantially all of the restructuring charges are non-cash expenses. See "Notes to Consolidated Financial Statements—Note 5—Restructuring and Asset Impairment Charges."

    During the first quarter of fiscal 2001, one natural foods store was closed in Denver, Colorado as part of the fiscal 2000 restructuring plans. With regard to the current status of the Company's fiscal 2000 restructuring plans, as of September 29, 2001, eight of the stores identified in fiscal 2000 for closure or sale remained to be closed or sold with all but one of the closures or sales to be completed by the end of fiscal 2001; the remaining store is expected to be closed or sold during the first quarter of fiscal 2002. We currently have letters of intent to sell five of the eight stores; the closings are subject to execution of final purchase agreements and the satisfaction of certain contingencies of the buyers. Of the three additional stores identified for closure in fiscal 2001, one lease has been terminated and the other two locations have been slated for closure in fiscal 2001.

    Restructuring Accruals.  The material changes in the liability balances of each significant type of exit cost included in the restructuring charges in the second and fourth quarters of fiscal 2000 were related to changes in estimates for lease defeasance costs and for the net realizable value of fixed assets. The changes in estimates during the second quarter of fiscal 2001 for lease defeasance costs in the restructuring charges during the second and fourth quarters of fiscal 2000 resulted from the economic downturn during fiscal 2001, which has made it more difficult to find sublease tenants and settle lease terminations with landlords (particularly in the case of leases with above-market rents). In the second quarter of fiscal 2001, we received updated estimates from various external sources (i.e., landlords and real estate brokers) of the costs to exit certain lease obligations. Due to the economic downturn that worsened during the second quarter of fiscal 2001, we revised our estimates of the costs associated with subleasing properties or settling lease terminations with landlords.

    The material cash outlays associated with the Company's exit plans are primarily for lease-related obligations. As of September 29, 2001, the components of the accruals related to the Company's restructuring activities are accrued liabilities ($9.0 million) and other long-term obligations ($22.8 million). Employee severance benefits are another cash outlay that will be paid out during the next eight months. As of September 29, 2001, $1.9 million of the $2.5 million of involuntary termination benefits accrued during the second quarter of fiscal 2001 had been paid to terminated employees. The employee severance benefits relate to the termination of employment of 104 of our 9,000 employees.

    Income Tax Benefit.  For the three and nine months ended September 29, 2001, respectively, we recorded a $1.7 million and $23.6 million, respectively, income tax benefit, primarily as a result of the loss before taxes of $4.6 million and $64.7 million, respectively, during the period. The recoverability of the net deferred tax asset is primarily dependent upon the Company generating sufficient taxable income in the future. Although realization of the net deferred tax asset is not assured, we believe it is more likely than not that the Company will generate sufficient taxable income in the future to realize the full amount of the deferred tax asset. Our assessment is based on projections that assume that the Company can maintain its current store contribution margin. Furthermore, we expect to maintain the sales growth experienced over the past five years that would generate additional taxable income. The primary uncertainty related to the realization of the deferred tax asset is the Company's ability to achieve its four-year business plan and generate future taxable income to realize the full amount of the deferred tax asset. We believe that the sales, gross margin, store contribution margin, and selling, general and administrative expenses assumptions in our four-year business plan are reasonable and, more likely than not, attainable. We will continue to assess the recoverability of the net deferred tax asset and to the extent it is determined in the future that a valuation allowance is required, it will be recognized as a charge to earnings at that time.

Liquidity and Capital Resources

    Our primary sources of capital have been cash flow from operations, trade payables, bank indebtedness, and the sale of equity securities. Primary uses of cash have been the financing of new store development, new store openings, relocations, remodels and acquisitions and repayment of debt.

    Net cash provided by operating activities was $25.6 million during the first nine months of fiscal 2001 as compared to $26.0 million during the same period in fiscal 2000. Cash from operating activities decreased during this period primarily due to a reduction in net income, offset by changes in working capital items, deferred tax benefit and restructuring and asset impairment charges. We have not required significant external financing to support inventory requirements at our existing and new stores because we have been able to rely on vendor financing for most of the inventory costs, and we anticipate that vendor financing will continue to be available for new store openings.

    Net cash used in investing activities was $18.8 million during the first nine months of fiscal 2001 as compared to $59.9 million during the same period in fiscal 2000. The decrease is due to a reduction in capital expenditures and acquisitions.

    Net cash used in financing activities was $5.3 million during the first nine months of fiscal 2001 as compared to $23.4 million provided by financing activities during the same period in fiscal 2000. The decrease reflects $7.5 million in debt payments, offset by a $2.0 million related party loan.

    We have a net deferred tax asset of $23.0 million on our balance sheet, primarily as a result of the $55.6 million of restructuring and asset impairment charges recorded during the first nine months of fiscal 2001. The net deferred tax asset will reduce cash required for payment of federal and state income taxes, as we believe we will generate sufficient taxable income for realization of the asset in the future.

    Amendment to Credit Facility.  Our current credit facility has two separate lines of credit, a revolving line and a term loan facility, each with a three-year term expiring August 1, 2003. As of September 29, 2001, there were $77.6 million in borrowings outstanding under the revolving line and $38.8 million in borrowings outstanding under the term loan. The credit agreement includes certain financial and other covenants, as well as restrictions on payments of dividends. As of December 30, 2000, we were in violation of two financial covenants, and the lending group issued a notice of default, although it did not accelerate our repayment obligations. The defaults were waived as part of the execution of an amendment to the credit facility on October 17, 2001. The December 30, 2000 balance sheet included in this report on Form 10-Q reclassifies debt to reflect the amendment to the credit facility. The amendment entered into with our lenders modifies certain of the previously existing covenants, including an initial increase in our interest rate, with additional increases each six months through January 2003, increases in agency fees, and aggregate limits on the execution of new leases, opening of new stores and new store capital expenditures, as well as modification of other financial covenants. Our borrowings under the amended credit facility have been limited to $125.0 million. As part of the amendment, we have granted a security interest in all of our assets, other than the proceeds of any equity offering, described below, that may be concluded by us. We also have an obligation to obtain leasehold mortgages on all new leases and to maintain leasehold mortgages on existing leases generating 44% of the total sales revenues of the Company. Following the execution of the amendment, we requested and received a waiver of performance under the September 2001 stockholders' equity covenant, and a modification of the performance requirements under the stockholders' equity covenants for October and November 2001. We believe that cash generated from operations and available under our credit facility will be sufficient to meet our capital expenditure requirements in fiscal 2001.

    The Company is proposing to raise approximately $30.0 to $50.0 million in a private offering of the Company's equity to provide additional liquidity, although such equity financing is not a requirement of the amended credit facility. A number of parties are currently conducting due diligence on the Company related to the proposed private placement. If we are successful in concluding an equity offering, the number of new leases that we will be permitted to sign and the number of new stores we will be permitted to open under our credit facility will be proportionately increased. As a result, the Company's sales growth rate could accelerate as a portion of the equity financing proceeds are used to fund the construction of additional stores not currently planned.

    We maintain an interest rate risk-management strategy, which is required by our credit facility terms, that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in interest rates. The Company's specific goals are to (1) manage interest rate sensitivity by modifying the repricing or maturity characteristics of some of its debt and (2) lower (where possible) the cost of its borrowed funds. In accordance with the Company's interest rate risk-management strategy, and in accordance with the requirements of our credit facility, the Company has entered into a swap agreement to hedge the interest rate on $42.5 million of its borrowings. The swap agreement locks in a one-month LIBOR rate of 6.6% and expires in August 2003.

    Capital Expenditures.  We spent approximately $18.9 million during the first nine months of fiscal 2001 for new store construction, development, remodels and other capital expenditures, exclusive of acquisitions, and anticipate that we will spend $4.0 to $6.0 million or more in the remainder of fiscal 2001 for new store construction, equipment, leasehold improvements, remodels and other capital expenditures and relocations of existing stores, exclusive of acquisitions. We expect that the capital expenditures originally planned for certain of the five stores rescheduled to open in fiscal 2002 will be incurred commencing in the fourth quarter of fiscal 2001. The aggregate amount to construct all five stores was originally estimated at $15.0 million to $20.0 million, but may be revised downward as part of our comprehensive review of the business operations and strategic plan. Our average capital expenditures to open a leased store, including leasehold improvements, equipment and fixtures, have ranged from approximately $2.0 million to $5.0 million historically, excluding inventory costs and initial operating losses. As part of our reexamination of our operating strategies, we anticipate that the average capital expenditures to open a natural foods market format store will be $2.5 million to $4.0 million in the future, partly because of our decision to reduce the size or simplify the format of our food service department in new stores, as well as our decision not to increase store size in the majority of geographic areas. Our average capital expenditures to open a farmers' market format stores are estimated at $1.5 million to $2.0 million in the future. Delays in opening new stores may result in increased capital expenditures and increased pre-opening costs for the site, as well as lower than planned sales for the Company. Although there can be no assurance that actual capital expenditures will not exceed anticipated levels, we believe that cash generated from operations and available under our existing credit facility will be sufficient to satisfy our budgeted capital expenditure requirements through the remainder of fiscal 2001.

    The cost of initial inventory for a new store is approximately $300,000 to $800,000 depending on the store format; however, we obtain vendor financing for most of this cost. Pre-opening costs currently are approximately $250,000 to $350,000 per store and are expensed as incurred. Pre-opening costs for natural foods market format stores in the future are projected to increase from $250,000 to $400,000 per store, and pre-opening costs for farmers' market format stores are projected to increase from $75,000 to $150,000, as a result of increased advertising for new stores. The amounts and timing of such pre-opening costs will depend upon the availability of new store sites and other factors, including the location of the store and whether it is in a new or existing market for us, the size of the store, and the required build-out at the site. Costs to acquire future stores, if any, are impossible to predict and could vary materially from the cost to open new stores. There can be no assurance that actual capital expenditures will not exceed anticipated levels, although our amended credit facility contains aggregate limits on the amounts of capital expenditures we may make. We believe that cash generated from operations and available under our existing credit facility will be sufficient to satisfy our budgeted cash requirements through fiscal 2001.

Cautionary Statement Regarding Forward-Looking Statements

    This Report on Form 10-Q contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include statements as to the Company's plans to open, acquire or relocate additional stores; the anticipated performance of such stores; the impact of competition and current economic uncertainty; the sufficiency of funds to satisfy the Company's cash requirements through the remainder of fiscal 2001, our expectations for comparable store sales; our plans for redesigning our natural foods store format; the impact of changes resulting from implementation of our "Fresh Look" merchandising, advertising and pricing program; levels of cannibalization; expected pre-opening expenses and capital expenditures; and other statements containing words such as "believes," "anticipates," "estimates," "expects," "may," "intends" and words of similar import or statements of management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause the actual results, market performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause differences in results of operations include, but are not limited to, the Company's ability to conclude a private placement of the Company's stock; the timing and success of the implementation of the "Fresh Look" program; the successful recruitment of a new Chief Financial Officer; the timing and execution of new store openings, relocations, remodels, sales and closures; the impact of competition; changes in product supply or suppliers; changes in management information needs; changes in customer needs and expectations; governmental and regulatory actions; general industry or business trends or events; changes in economic or business conditions in general or affecting the natural foods industry in particular; and competition for and the availability of sites for new stores and potential acquisition candidates. The Company undertakes no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    In the normal course of business, we are exposed to fluctuations in interest rates and the value of foreign currency. The Company employs various financial instruments to manage certain exposures when practical.

    The Company is exposed to foreign currency exchange risk. We own and operate four natural foods supermarkets and a commissary kitchen in British Columbia, Canada. The commissary supports the four Canadian stores and does not independently generate sales revenue. Sales made from the four Canadian stores are made in exchange for Canadian dollars. To the extent that those revenues are repatriated to the United States, the amounts repatriated are subject to the exchange rate fluctuations between the two currencies. We do not hedge against this risk because of the small amounts of funds at risk.

    Our exposure to interest rate changes is primarily related to our variable rate debt issued under our revolving credit facility. The facility has two separate credit components, a revolving line and a term loan, each with a three-year term expiring August 1, 2003. As of September 29, 2001, there were $77.6 million in borrowings outstanding under the revolving line and $38.8 million in borrowings outstanding under the term loan. As a result of violations by the Company of certain financial covenants under the line of credit facility, the Company's lenders issued a notice of default. The defaults were waived by our lenders as part of the execution of an amendment to our credit facility completed in October 2001. As part of the amendment to the credit facility, our interest rates on prime-based and LIBOR-based loans were increased to prime plus 2.25% and one-month LIBOR plus 3.75%, respectively, both increasing by 0.5% starting January 1, 2002 and each six months thereafter through January 1, 2003 when the rate will remain constant through the end of the agreement. Even with the increase in the interest rates accruing on our borrowed funds, because of corresponding decreases in the prime rate and other borrowing rates, our effective interest rate is 1.8% below the rate in place in December 2000. Because the interest rate on the revolving line is variable, based upon the prime rate or one-month LIBOR, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of September 29, 2001, would be an annual increase or decrease of approximately $1.2 million in interest expense and a corresponding decrease or increase of approximately $740,000 in the Company's net income after taxes.

    We maintain an interest rate risk-management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in interest rates. Our specific goals are to (1) manage interest rate sensitivity by modifying the repricing or maturity characteristics of some of its debt and (2) lower (where possible) the cost of borrowed funds. In accordance with the Company's interest rate risk-management strategy, and as required by our credit facility, we have entered into a swap agreement to hedge the interest rate on $42.5 million of our borrowings. The swap agreement locks in a one-month LIBOR rate of 6.6% and expires in August 2003.

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

    In April 2000, we were named as defendant in S/H-Ahwatukee, LLC and YP-Ahwatukee LLC v. Wild Oats Markets, Inc., Superior Court of Arizona, Maricopa County, by a landlord alleging we breached a continuous operations clause arising from the closure of a Phoenix, Arizona store. The landlord dismissed the same suit, filed in 1999, without prejudice in 1999, after the Company presented a possible acceptable subtenant, but subsequently rejected the subtenant. Plaintiff seeks $1.5 million for diminution of value of the shopping center plus accelerated rent, fees and costs. A trial is scheduled for November 2001. The Company does not believe that the plaintiff will be successful in showing diminution in value, although the award of some damages for accelerated rent may be possible.

Item 2. Changes in Securities and Use of Proceeds

    Not applicable.

Item 3. Defaults Upon Senior Securities

    The second paragraph of Note 2 to the Company's Consolidated Financial Statements included in this report is hereby incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders

    Not applicable.

Item 5. Other Information

    Not applicable.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number		Description of Document
10.1	+	Amendment No. 1 to Amended and Restated Credit Facility dated October 17, 2001

+
Filed herewith.

(b)
Reports on Form 8-K.

      Report dated August 31, 2001, reported under Item 5. Other Events, the resignation of James Lee, the Company's Chief Operating Officer.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, County of Boulder, State of Colorado, on the 13th day of November, 2001.

WILD OATS MARKETS, INC.
By:	/s/ NANCY CASEY Nancy Casey Treasurer and Controller