Form 10-K
period 2002-02-14
WILD OATS MARKETS INC
filed 2002-03-27
CIK 909990

TABLE OF CONTENTS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

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
Yes ( X ) No (   )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(   )

As of March 1, 2002, the aggregate market value of the voting stock held by non-affiliates (as defined by the regulations of the Securities and Exchange Commission) of the Registrant was $200,212,124, based upon the closing sale price of such stock on such date as reported on the NASDAQ National Market. As of March 1, 2002, the total number of shares outstanding of the Registrant's common stock, $.001 par value, was 24,809,433 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 7, 2002, have been incorporated by reference into Part III of this report.

TABLE OF CONTENTS

PART I.

Item 1. Business

Item 2. Properties

Item 3. Legal Proceeding

Item 4. Submission of Matters to a Vote of Security Holders

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Item 6. Selected Financial Data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

PART III.

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation
Item 12 Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

PART IV.

Item 14. Exhibits, Financial Statements, Financial Statements Schedules and Reports on Form 8-K

PART I.

Item 1.
BUSINESS

Introduction

Wild Oats Markets, Inc. ("Wild Oats") is one of the largest natural foods supermarket chains in North America. As of March 1, 2002, we operated 102 natural foods stores, including two small vitamin stores, in 23 states and British Columbia, Canada under several names, including:

-     Wild Oats Natural Marketplace (nationwide)
-     Henry's Marketplace (San Diego and Orange County, CA)
-     Nature's - A Wild Oats Market (metropolitan Portland, OR)
-     Sun Harvest Farms (TX)
-     Capers Community Market (British Columbia, Canada)

We are dedicated to providing a broad selection of high-quality natural, organic and gourmet foods and related products at competitive prices in an inviting and educational store environment emphasizing customer service. Our stores range in size from 2,700 to 45,000 gross square feet and feature natural alternatives for virtually every product category found in conventional supermarkets. Wild Oats provides its customers with a one-stop, full-service shopping alternative to both conventional supermarkets and traditional health food stores. We believe we have developed a differentiated concept that appeals to a broader, more mainstream customer base than the traditional natural foods store. Our comprehensive selection of natural health foods products appeals to health-conscious shoppers while we also offer virtually every product category found in a conventional supermarket, including grocery, produce, meat, poultry, seafood, dairy, frozen, food service, bakery, vitamins and supplements, health and body care and household items. Our unique positioning, coupled with industry data that states that the natural products industry comprises less than 5% of the total grocery industry, offers significant potential for us to continue to expand our customer base.

Wild Oats' sales grew from $838.1 million during fiscal 2000 to $893.2 million during fiscal 2001, an increase of 6.6%, due largely to improvements in merchandising, marketing and operations in our stores and the opening of four new stores. We also believe that sales increases, in the face of a number of store closures and sales, resulted from the implementation in 44 of our natural foods supermarket format stores of certain new strategic initiatives. These include strategic banner consolidation to build brand equity, and marketing, merchandising and pricing initiatives as part of our Fresh Look program. The Fresh Look program was tested in our Colorado stores on a modified format in July of fiscal 2001, and rolled out to 44 stores in phases during September, October and November of fiscal 2001. The Fresh Look program includes price reductions on up to 2,500 items per store, increased marketing through the introduction of a weekly, eight-page flyer that is distributed to a broader range of potential customers, and operational modifications in the stores, including product reorganization, department reorganization within the store, modification of product mix and increased labor staffing.

We added 4, 13, 25, 16 and 14 new and acquired stores to our store base in fiscal years 2001, 2000, 1999, 1998 and 1997, respectively. As a result of our aggressive growth over the last five years, we have increased our penetration of existing markets, entered new geographic markets and created a stronger platform for future growth. We believe our growth has resulted in operating efficiencies created by:

-     warehousing, distribution and administrative economies of scale
-     improved volume purchasing discounts
-    coordinated merchandising and marketing strategies

Our aggressive growth has also resulted in operations and acquisition integration difficulties that had a negative impact on our overall operating results in fiscal 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparable Store Sales Results."

At the end of fiscal 2001, we had 107 stores located in 23 states and Canada, as compared to 106 stores in 22 states and Canada as of the end of fiscal 2000. A summary of store openings, acquisitions, closures and sales is as follows:

	TOTAL STORE COUNT
	Fiscal Year Ending		Period Ending
	March 1,
	2000	2001	2002

Store count at beginning of period	110	106	107
Stores opened	14	4
Stores acquired	2
Stores closed	(17)	(1)	(2)
Stores sold	(3)	(2)	(3)

Store count at end of period	106 ===	107 ===	102 ===

As part of the strategic repositioning announced by the Company in the second and fourth quarters of fiscal 2000, the Company identified 22 natural foods stores for closure or sale due to weak performance. In fiscal 2000, we closed 10 and sold three of those identified stores. In the second quarter of fiscal 2001, as part of additional evaluation of the Company's operations by new management, we identified an additional three stores for closure in fiscal 2001; in the fourth quarter of fiscal 2001, we extended our evaluation and identified an additional three stores for closure in fiscal 2001 and 2002. In fiscal 2001 and through the date of this report, the Company closed three of the identified stores, terminated its lease-related obligations as to two of the identified locations and sold five of the identified stores, four in related transactions. One store remains to be closed or sold in fiscal 2002. The Company also closed two small vitamin stores in the second and third quarters of fiscal 2000. Due to a change in estimates related to changes in facts and circumstances during the fourth quarter of fiscal 2001, we decided to continue to operate four stores previously identified for closure or sale. A summary of restructuring activity by store count is as follows:

	RESTRUCTURING STORE COUNT
	Fiscal Year Ending		Period Ending
			March 1,
	2000	2001	2002

Stores remaining at commencement of period		9	6
Stores identified in fiscal 2000 for closure or sale	22
Stores identified in fiscal 2001 for closure or sale		6
Identified stores closed or abandoned	(10)	(3)	(2)
Identified stores sold	(3)	(2)	(3)
Reversal of stores identified for closure or sale		(4)
Identified stores remaining at period end	9 ==	6 ==	1 ==

Natural products industry

Retail sales of natural products have grown from $7.6 billion in 1994 to $24.6 billion in fiscal 2000, a 21.6% compound annual growth rate, and total sales of natural products (including over the internet, by practitioners, by multi-level marketers and through mail order) reached $32.1 billion in fiscal 2000 (Natural Foods Merchandiser, June 2001). Sales growth in the traditional grocery industry has remained relatively flat over the same period. We believe that this growth reflects a broadening of the natural products consumer base, which is being propelled by several factors, including healthier eating patterns, increasing concern regarding food purity and safety and greater environmental awareness. While natural products generally have higher costs of production and correspondingly higher retail prices, we believe that more of the population now attributes added value to high-quality natural products and is willing to pay a premium for such products. The increase in the availability of natural products in conventional supermarkets, whose sales of natural products increased by 6.1% in fiscal 2000, demonstrates the increase in consumer acceptance of natural products. Despite the increase in natural foods sales within conventional supermarkets, we believe that conventional supermarkets still lack the total shopping experience that natural foods stores offer. Many natural foods stores develop a more personal relationship with increased interaction between store staff and customers than that of conventional supermarkets. Conventional supermarkets may also have less appeal for natural foods shoppers because they are largely dependent on commercial brand names, resulting in a more limited selection of natural products from which to choose. In addition, conventional supermarkets may not be able to match our pricing in many categories because of the greater volume purchase discounts we receive on natural products. As a result, while conventional supermarkets may carry a limited selection of natural foods products, they do not duplicate the inventory of natural foods stores, which carry a more comprehensive selection of natural products sourced from a large number of independent vendors.

Operating strategy

Our objective is to become the grocery store of choice both for natural foods shoppers and quality-conscious consumers in each of our markets by emphasizing the following key elements of our operating strategy:

Destination format. Our stores are one-stop, full-service supermarkets for customers seeking high-quality natural and gourmet foods and related products. In most of our stores, we offer between 10,000 and 30,000 stock-keeping units of natural foods products in virtually every product category found in a conventional supermarket. Our stores carry a much broader selection of natural and gourmet foods and related products than those offered by typical independent natural foods stores or conventional supermarkets.

High-quality, unique products. We seek to offer the highest quality products throughout our merchandise categories and emphasize unique products and brands not typically found in conventional supermarkets. Each of our stores tailors its product mix to meet the preference of its local market, and where cost of goods and distribution logistics allow, sourcing produce from local organic growers. In fiscal 2001, we expanded our value-added offerings in our meat and seafood departments to provide our customers with delicious, pre-prepared entrees. We also operate regional commissary kitchens and bakeries that provide our stores with fresh bakery items and a unique assortment of prepared foods for the quality- and health-conscious consumer.

Educational and entertaining store environment. Each store strives to create a fun, friendly and educational environment that makes grocery shopping enjoyable, encouraging shoppers to spend more time in the store and to purchase new products. In order to enhance our customers' understanding of natural foods and how to prepare them, we train our store staff to educate customers as to the benefits and quality of our products and prominently feature educational brochures, newsletters and in-store demonstrations, as well as an in-store consumer information department. In addition, many stores offer cafe seating areas, espresso and fresh juice bars and in-store massage therapists, all of which emphasize the comfortable, relaxed nature of the shopping experience. We believe our knowledgeable store staff and high ratio of store staff to customers results in significantly higher levels of customer service than in a conventional supermarket. In fiscal 2001, we increased staffing levels at many of our stores to address our guests' requests for higher service levels.

Extensive community involvement. We seek to engender customer loyalty by demonstrating our high degree of commitment to the local communities in which we operate. Each store makes significant monetary and in-kind contributions to local not-for-profit organizations through programs such as "5% Days," where a store may, once each calendar quarter, donate 5% of its net sales from one day to a local not-for-profit group, and a "Charity Work Benefit" where we pay employees for time spent working for local charities.

Multiple store formats. We operate two store formats: natural foods supermarkets, which emphasize natural and organic products and high-quality service; and farmers market stores, which emphasize fresh produce, natural living products and price value. Our two store formats enable us to customize our stores to specific site characteristics and to meet the unique needs of a variety of markets. We believe that this multiple store format strategy allows us to operate successfully in a diverse set of markets, enabling us to reach a broader customer base and to increase our market penetration.

Competitive pricing. We seek to offer products at prices that are at or below those of other natural foods stores and conventional markets. In fiscal 2001, we introduced our Fresh Look program in 44 of our natural supermarket stores, and as part of such program reduced everyday prices on up to 2,500 items per store and implemented a weekly flyer program, with an expanded selection of sale items and emphasis on our perishable departments (meat/seafood, produce, prepared foods and dairy). We have also expanded our private label programs to include a large selection of high-quality private label products under our "Wild Oats(R)" and "A Wild Oats Down to Earth Value" lines at competitive prices. We believe these pricing programs broaden our consumer appeal and encourage our customers to fill more of their shopping needs at our stores.

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

As mentioned previously, our operating strategy during fiscal 2001 also included the development and implementation of the Fresh Look program, which involved modifications in customer service, marketing, advertising, merchandising and pricing strategies. This program occurred in conjunction with certain changes in senior management in the second and third quarters of fiscal 2001, and was based on extensive research regarding our target customer base, customer satisfaction, store design elements, current marketing and advertising, and current merchandising. We introduced the Fresh Look program in our Colorado stores on a modified basis in July 2001, and added additional stores in the Midwest, New England, Oregon and Florida throughout the third and fourth quarters of fiscal 2001. The Company currently is evaluating the results from the Fresh Look campaign to determine its efficacy and whether modifications are necessary in any of its components. If modifications are necessary, we will make the necessary modifications based on such evaluation prior to implementing the Fresh Look campaign in the first half of fiscal 2002 in additional natural foods supermarket format stores. One modification already identified is the reevaluation of the depth of pricing cuts in certain item pricing. We also implemented merchandising, marketing and customer service changes in the majority of our natural foods supermarket stores. These operational changes were aimed at reorganizing the stores' merchandise to shelf locations according to product movement, similar to conventional grocers, eliminating or reducing slower-moving inventory, simplifying and clarifying our in-store signage, reorganizing the content and look of our monthly flyers to emphasize specials and give greater impact, and boosting store staff customer service skills through intensive training.

Growth strategy

Our growth strategy is to increase total year-over-year comparable store sales growth, sales and income through:

-     improved guest service and store execution
-     opening of new stores
-     increased consumer awareness of Wild Oats

We intend to continue our expansion strategy by increasing penetration in existing markets and expanding into new regions that we believe are currently underserved by natural foods retailers. While we believe that most of our store expansion will result from new store openings, we may continue to evaluate acquisition opportunities in both existing and new markets.

We currently have leases signed for four new stores to be opened or relocated in the remainder of fiscal 2002 or early fiscal 2003. The proposed sites are in southern California (two sites), Kentucky and Maine.

Our growth strategy will be affected in fiscal 2002 and beyond by our ability to raise additional operating capital. We provided private placement memoranda, summarizing current business conditions and operational results as well as projected results based on our beliefs as to the efficacy of the Fresh Look program, to potential investors who executed confidentiality agreements with standstill provisions. We have received several offers for investments in the Company; however, we are currently reviewing other options for raising additional equity funds on a less dilutive basis, as a result of improvements in the Nasdaq market and the Company's operational results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Opening of new stores. In fiscal 2001, we opened four new stores in Irvine, California; Westport, Connecticut; Omaha, Nebraska; and Cleveland, Ohio. We closed one underperforming natural foods store in Denver, Colorado and sold two stores in San Anselmo and Sacramento, California in related transactions. To date in fiscal 2002, we have sold three stores: two in Berkeley and Sunnyvale, California to the purchaser of the other two northern California stores, and one in Victoria, British Columbia, Canada. We have also closed two stores in Boca Raton, Florida and Chesterfield, Missouri. In fiscal 2000, we opened 11 new stores, acquired two stores, relocated three stores and closed 15 underperforming natural foods stores and two small vitamin stores, as well as sold three stores in related transactions.

Year-over-year comparable store sales growth. Comparable store sales increased 4.0% in fiscal 2001, as compared to a 2.6% decrease for fiscal 2000, primarily due to operational improvements implemented by our new executive team and the roll-out of the Fresh Look program in certain key markets. We have also remerchandised a significant number of our natural foods supermarket format stores to emphasize perishables and reset certain product categories according to item movement. We made a commitment in fiscal 2001 to improve customer service through aggressive training programs for new and existing employees, and will continue this commitment in fiscal 2002 and beyond. We are currently evaluating the results of our Fresh Look program, which was implemented in 44 natural foods supermarket stores in the third and fourth quarters of fiscal 2001, and will implement the program in additional stores in the first half of fiscal 2002. Analysis of the results from existing Fresh Look program stores on the program 30 weeks or more shows that we are increasing comparable store sales results and customer counts, although average transaction size remains relatively flat.

Our comparable store sales results have been negatively affected in the past by planned cannibalization, which is the loss of sales at an existing store when we open a new store nearby. The greater-than-expected cannibalization we experienced in fiscal 2000 as a result of the opening of stores in existing markets continues to impact certain of our stores in total gross sales, although the comparable store sales growth impact has been eliminated as the new stores celebrated their one-year anniversary. There can be no assurance that comparable store sales for any particular period will not decline in the future.

Products

We offer our customers a broad selection of unique, high-quality products that are natural alternatives to those found in conventional supermarkets. We generally do not offer well-known national conventional brands and focus instead on a comprehensive selection of lesser-known natural branded products within each category. Although the core merchandise assortment is similar at each of our stores, individual stores adapt the product mix to reflect local and regional preferences. Our stores source produce from local organic growers whenever possible and typically offer a variety of local products unique to the region. In addition, in certain markets, our stores may offer more food service, gourmet and ethnic items, as well as feature more value-added services such as gift baskets, catering and home delivery, while in other markets, a store may focus more on bulk foods, produce and staple grocery items. We regularly introduce new high-quality and locally-grown products in our merchandise selection to minimize overlap with products carried by conventional supermarkets.

In addition, we intend to continue to expand and enhance our prepared foods, value-added items (such as marinated or stuffed meats and seafood) and in-store cafe environment. We believe that consumers are increasingly seeking convenient, healthy, "ready-to-eat" meals and that by increasing our commitment to this category we can provide an added service to our customers, broaden our customer base and further differentiate us from conventional supermarkets and traditional natural foods stores.

Quality standards. Our objective is to offer products that generally meet the following standards:

-     free of preservatives, artificial colors, chemical additives and added hormones
-     organically grown, whenever possible
-     minimally processed
-     not tested on animals

We continually evaluate new products, quality issues and controversial ingredients and frequently counsel store managers on compliance with our product standards.

Private label. The natural foods industry is highly fragmented and characterized by many small independent vendors. As a result, we believe that our customers do not have strong loyalty to particular brands of natural foods products. In contrast to conventional supermarkets whose private label products are intended to be low-cost alternatives to name-brand products, we have developed our "Wild Oats(R)" private label program in order to build brand loyalty to specific products based on our relationship with our customers and our reputation as a natural foods authority. Through this program, we have successfully introduced a number of high-quality, unique private label products, such as cereals, breads, salad dressings, vitamins, chips, salsa, pretzels, cookies, juices, pasta, pasta sauces, oils, frozen products such as pizza and veggie burgers, and pet foods. In fiscal 2000, we introduced a new line of "Wild Oats(R)" imported and organic goods. In fiscal 2001, we expanded this private label line with the introduction of baking mixes, imported peppers, capers, pickles and cherries, canned tomatoes, preserves, tuna, cookies and teas. In fiscal 1999, we introduced our "A Wild Oats Down to Earth Value" label of "staple" products, such as peanut butter, cookies, coffee, canned tomatoes, bottled water and paper products, to offer our customers quality natural products at competitive prices, and expanded the line in fiscal 2001 with potato chips. We are currently evaluating a new private label strategy that would include a new brand name and look for our private label products. We intend to continue to expand our private label product offerings on a selected basis.

Pricing. In general, natural and gourmet foods and related products have higher costs of production and correspondingly higher retail prices than conventional grocery items. Our pricing strategy has been to maintain prices that are at or below those of our natural foods competitors while educating our customers about the higher quality and added value of our products to differentiate them from conventional products. As part of the Fresh Look program, we reduced prices on a large number of products throughout participating stores. After analysis of results from the Fresh Look stores and additional customer research, we determined that some pricing reductions on certain items were overly aggressive, resulting in greater margin erosion without corresponding customer recognition and item movement, and we are evaluating a modest price increase on selected products. Like most conventional supermarkets, we regularly feature dozens of sale items, and for those stores on the Fresh Look program, we have implemented a weekly flyer program featuring a broad selection of sale items from all departments. Sale items are promoted through a variety of media, including direct mail, newspapers and in-store flyers. We regularly monitor the prices at natural foods and conventional supermarket competitors to ensure our prices remain competitive.

Company culture and store operations

Company culture. Our culture is embodied in our mission statement:

"Wild Oats was founded on the vision of enhancing the lives of our customers and our people with products and education that support health and well-being.

Wild Oats is committed to providing the highest quality, fresh and natural food, and health and wellness products in vibrant stores with people who are friendly, eager and ready to educate.

At Wild Oats, we sell food that remembers its roots." (TM)

Our values of service, integrity, quality, giving back to our communities, increasing value for our stakeholders (which include our shareholders, our employees and our communities) and accountability were adopted to support our mission statement. As part of our values, we believe that knowledgeable, satisfied and motivated staff members have a positive impact on store performance and overall profitability. In fiscal 2001, we implemented aggressive new training programs, with an emphasis on customer service, for all new employees. We are also implementing product knowledge training programs for certain departments to ensure that staff receive consistent training on issues affecting the products they sell. We will continue to focus on customer service in the coming years, with training for existing staff as well as new employees.

Management and employees. Our stores are organized into geographic regions, each of which has a regional director who is responsible for the store operations within his or her region and who reports to our senior management. The regional directors are responsible for, and frequently visit, their cluster of stores to monitor financial performance and ensure adherence to our operating standards. In fiscal 2001, as part of new management's restructuring of our operations, we reduced the number of regions from 11 to five. We maintain a staff of corporate level department specialists including natural living, food service, produce and floral, meat/poultry/seafood and grocery merchandising directors who manage centralized buying programs and formulate store-level merchandising, pricing and staff training to ensure company-wide adherence to product standards and store concept.

Staff members at the store and home-office levels participate in incentive plans that tie compensation awards to the achievement of specified store-level or company-wide sales, profitability and other performance criteria. We also seek to foster enthusiasm and dedication in our staff members through comprehensive benefits packages, including health and disability insurance, an employee stock purchase plan and an employer-matching 401(k) plan.

Purchasing and distribution

We have centralized merchandising departments for each major product category. These departments set product standards, approve products and negotiate volume purchase discount arrangements with distributors and vendors. The wholesale segment of the natural foods industry provides a large and growing array of product choices across the full range of grocery product categories. Although we purchase products from approximately 8,000 suppliers, in fiscal 2001 approximately 28.2% of the Company's inventory purchases were from United Natural Foods Inc. ("UNFI"), a wholesale distributor that operates multiple warehouses nationwide under a four-year buying agreement that expires in August 2002. We believe that UNFI has the capacity to service all of our existing stores as well as most of our future sites. As a result of our rapid growth, we have been able to negotiate greater volume discounts with this distributor and certain other vendors. The Company currently is negotiating with several parties for a new primary distributor arrangement.

In fiscal 1999, we entered into a supply agreement with Nutricia (formerly GNP), under which Nutricia manufactures for us certain private label vitamins and supplements. The agreement has a three-year term, but is terminable by either party with advance notice. We have certain minimum per-product purchase requirements that have led, in the past, to the Company being obligated for past dated products where the minimum product purchased could not be sold prior to expiration. We have no supply contracts with the majority of our smaller vendors, who could discontinue selling to us at any time. Although we believe that we could develop alternative sources of supply, any such termination may create a short-term disruption in store-level merchandise selection.

Most products are delivered directly to our stores by vendors and distributors. We currently operate three warehouse facilities in Los Angeles and San Diego, California and San Antonio, Texas, which receive and distribute purchases of produce and grocery items that cannot currently be delivered cost effectively directly to the stores by outside vendors. We maintain a small fleet of local delivery vans. As we enter new markets, we will evaluate the need for additional warehouse and distribution facilities.

We operate commissary kitchens in Phoenix, Arizona; Denver, Colorado; Portland, Oregon and Vancouver, British Columbia, Canada, as well as bakeries in Phoenix, Arizona; San Diego, California and Denver, Colorado. These facilities produce deli food, take-out food, bakery products and certain private label items for sale in our stores. Each kitchen can make deliveries to stores within a hundred-mile radius of the facility. We will evaluate the need for new commissary kitchens as we expand into new markets. In fiscal 2001, after extensive review of their profitability, operational efficiency and long-term capital improvement requirements, we closed two commissary kitchens in Los Angeles, California and Santa Fe, New Mexico, one bakery in Tucson, Arizona and one distribution warehouse in Denver, Colorado. The goods and services previously provided by these facilities have been absorbed by other, existing commissaries and warehouses or have been replaced with goods and services from third-party suppliers.

Marketing

We recognize the importance of building brand awareness within our trade area and advertise in traditional media outlets such as radio, newspapers, outdoor and direct mail to gain new customer trial and repeat business. As part of our marketing strategy, we have increased our use of direct mail and newspaper inserts to increase our market exposure to a broader base of customers. Our farmers market format stores primarily use flyers and "weekly specials" advertising to generate consumer interest and increase customer traffic. As part of the implementation of the Fresh Look program in 44 of our natural foods supermarket stores, we introduced eight-page weekly flyers, with a significant number of weekly specials and an expanded flyer distribution. We are currently evaluating the efficacy of the eight-page flyer and, based on the results of the data currently being gathered, may modify the flyer program before further implementation of the Fresh Look program in additional natural foods supermarket format stores.

We also focus on in-store consumer education through the use of a variety of media, including in-store flyers, informational brochures and signage that promote the depth of our merchandise selection, benefits of natural products and competitive prices. In fiscal 2001, with the hiring of a new Chief Marketing Officer, we reviewed and made modifications to our store signage and educational pieces, to increase consumer awareness of who we are and what we offer. When we first enter a new market, we execute an intense marketing and public relations campaign to build awareness of our new store and its selection of natural products. After the initial campaign, this advertising is supplemented by the marketing strategies described above. In fiscal 2001 we also created a public relations department to promote the Company and its achievements, to manage a consistent flow of internal and external communications and to assist in educating consumers about our position on issues of importance, such as genetically modified foods and the use of antibiotics in livestock production.

Our advertising costs prior to the implementation of the Fresh Look program historically were 1.5% of sales. Advertising costs for stores on the Fresh Look program on average have increased to 2.0% of sales. We offset a certain amount of such costs through a promotional program with our vendors, which allows for different degrees of promotional participation in our weekly flyers.

Management information systems

Our management information systems have been designed to provide detailed store-level financial data, including sales, gross margin, payroll and store contribution, to regional directors and store directors and to our headquarters on a timely basis. Currently, certain inventory management systems are processed manually. We purchased a software system that allows us to establish centralized pricing on certain merchandise and to track product movement, and have implemented such system in all of our Wild Oats and Henry's Marketplace stores (for item movement). The Henry's stores host their own pricing structure, although the Company currently is examining hosting all pricing for all stores centrally.

We are currently testing, and plan to implement a "data warehouse" in the first half of 2002 that will allow us to perform rapid analyses of disparate data relating to financial performance, item movement, margin result, comparable store sales results, payroll and other data generated by our operations. We also are installing, in the first half of 2002, a promotion management system that will link our item information database to our marketing and merchandising systems to facilitate the approval and creation of marketing and merchandising flyers. This will enable us to create our flyers more quickly by minimizing printing modifications from flyer to flyer, and will increase the accuracy of graphic and text descriptions of items. We are completing the testing of and will implement a plan-o-gram computerized shelf management program in our newest store in Long Beach, California, which is due to open in April 2002. This program will allow us to map and manage shelf space from store to store to ensure consistency of item placement and track item movement to allow us to determine appropriate shelf inventory of various SKUs of product. In 2002 we will be implementing a front end auditing program that will track cashier activity and identify anomalies in cash handling, to enable us to identify cashier training issues and improper cash handling procedures. We also are evaluating, for possible future implementation the following: in-store signage and shelf tag printing controlled by our home office departments; scale hosting to standardize pricing by weight, product descriptions, cooking instructions and other printed material on weighed items; and direct store delivery receiving, which will verify the accuracy of deliveries and increase the efficiency of in-store receiving departments.

We have implemented new, faster credit card processing systems company-wide to reduce transaction time at the cash register and the cost to us of individual credit card transactions. In 2000, we also implemented a wide-area network to allow faster data transmissions between our headquarters and stores, and between our stores and our credit card processor. The credit card processing system is fully operational in our stores, with the exception of the stores in Canada and a few of our smaller stores.

In fiscal 1999, we standardized our timekeeping systems throughout our stores, and installed new software that now allows us to process payroll in-house instead of through a third-party processor. In the first quarter of fiscal 2001, we began processing our Canadian payroll in-house. We believe that by handling payroll in-house, we have greater accuracy in payroll processing and greater control over payroll and, in the future, we expect to realize a cost savings by not paying outside processing fees.

Competition

Our competitors currently include other independent and multi-unit natural foods supermarkets, smaller traditional natural foods stores, conventional supermarkets and specialty grocery stores. While certain conventional supermarkets, smaller traditional natural foods stores and small specialty stores do not offer as complete a range of products as we do, they compete with us in one or more product categories. In recent years, several of the larger conventional grocers have added or expanded specialty sections in their stores devoted specifically to natural and organic foods and body care products, and have expanded their offerings of vitamins and supplements. Some feature a "store-within-a-store" concept where the fixtures, lighting and flooring in the natural foods and products section are modified to provide a different, more upscale ambiance, such as that provided in our stores. We believe that these specialty sections do not offer the customer service, product selection and depth of product knowledge that we offer in our stores.

A number of other natural foods supermarkets offer a range of natural foods products similar to those offered in our stores. We believe that the principal competitive factors in the natural foods industry include customer service, quality and variety of selection, store location and convenience, price and store atmosphere. We believe that our primary natural foods competitor is Whole Foods Market, Inc., a company based in Texas, with whom we currently compete directly in California, Colorado, Florida, Illinois, Massachusetts, New Mexico and Texas.

Employees

As of March 1, 2002, we employed approximately 6,334 full-time individuals and 2,053 part-time individuals. Approximately 8,015 of our employees are engaged at the store-level and 372 are devoted to regional administrative and corporate activities. We believe that we maintain a good relationship with our employees. In fiscal 2001, we won by a substantial margin the one election for union representation brought at any of our stores. We anticipate that in the future one or more of our stores may be the subject of attempted organizational campaigns by labor unions representing grocery industry workers, and that from time to time certain of our stores may be picketed by local labor unions relating to area wage and benefit standards. Four of our stores (including two Henry's stores in metropolitan San Diego, California) are currently being picketed relating to area standards.

Factors Impacting Results of Operations

Our results of operations have been and will continue to be affected by, among other things:

-    the number, timing and mix of store openings, acquisitions, relocations, remodels or closings
-    availability of capital
-   fluctuations in quarterly results of operations
-   impact of the Fresh Look program roll-out to additional stores
-   economic conditions
-   competition
-   labor issues
-   loss of key management
-   government regulations
-   changes in suppliers, distributors and manufacturers
-   volatility in our stock price

New stores build their sales volumes and refine their merchandise selection gradually and, as a result, generally have lower gross margins and higher operating expenses as a percentage of sales than more mature stores. We anticipate that the new stores opened in fiscal 2001 will experience operating losses for the first six to 12 months of operation, in accordance with historical trends; however, given the continued weakening of the U.S. economy in the wake of the events of September 11, 2001, operating losses may be extended for additional periods of time. Further, acquired stores, while generally profitable as of the acquisition date, generate lower gross margins and store contribution margins than our company average due to their substantially lower volume purchasing discounts and the integration of the acquired stores into our operating systems. Over time, we expect the gross margin and store contribution margin of acquired stores to approach our company average. Other factors that could cause acquired stores to perform at lower-than-expected levels include, among other things, turnover of regional and store management, disruption of advertising, changes in product mix and delays in the integration of purchasing programs.

We completed the remodeling of 15 of our older stores in the fiscal 2001, and remerchandised a number of our stores in the second, third and fourth quarters of 2001, with the goal of eliminating slower-selling products, reducing excess SKU counts in certain categories of products, and giving greater emphasis to produce, meat and seafood and grocery departments. Remodels and remerchandising typically cause short-term disruption in sales volume and related increases in certain expenses as a percentage of sales, such as payroll. We cannot predict whether sales disruptions and the related impact on earnings may be greater in time or volume than projected in future remodeled or remerchandised stores.

The construction or acquisition of new stores, remodeling of existing stores, as well as completion of capital purchases of new technology systems required for efficient operation of our business require substantial capital expenditures. In the past, our capital expenditures have been funded by cash generated from operations, bank debt and equity financing proceeds. These sources of capital may not be available to us in the future; in addition, our existing credit agreement contains limitations on our ability to make capital expenditures that may constrain future growth without additional equity financings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Our quarterly results of operations may differ materially from quarter to quarter for a variety of reasons, including the timing and success of new store openings, overall store performance, changes in the economy, seasonality and the timing of holidays, significant increases or decreases in prices for or availability of goods and services, competitive pressure and labor disturbances, as well as other factors mentioned in this section.

As discussed above, we propose to implement the Fresh Look program in additional natural foods supermarket stores in fiscal 2002. There can be no assurances that the program will be successful in those stores, nor that the cost of the program roll-out will be at or below the costs incurred in fiscal 2001.

Downturns in general economic conditions in communities, states, regions or the nation as a whole can affect our results of operations. While purchases of food generally do not decrease in a slower economy, consumers may choose less expensive alternative sources for food purchases. In addition, downturns in the economy make the disposition of excess properties, for which the Company continues to pay rent and other carrying costs, substantially more difficult as the markets become saturated with vacant space and market rents decrease.

As mentioned previously, we compete with both natural foods and conventional grocers. As competition in certain markets intensifies, our results of operations may be negatively impacted through loss of sales, reduction in margin from competitive price modifications, and disruptions in our employee base.

From time to time, unions will attempt to organize employees or portions of the employee base at stores or our distribution or manufacturing facilities. Responses to organization attempts require substantial management and employee time and are disruptive to operations. In addition, from time to time certain of our stores may be subject to informational picketing, which can discourage customer traffic and lower sales volumes. Our ability to attract, hire and retain qualified employees at store and home-office levels is critical to our continued success.

Our future direction and success is dependent in large part on the continued services of certain key executive officers. Loss of any key officer may have an adverse affect on current operations and future growth programs.

We are subject to a myriad of local, state and federal regulations governing the operation of our stores and support facilities, including licensing laws governing the sale of particular categories of products, health and sanitation laws, laws governing the manufacture, labeling and importation of private label products, labor laws controlling wages, benefits and employment conditions of our employees and advertising regulations governing the manner in which we may advertise products we sell. In addition, in the fall of 2002, the National Organic Standards, a comprehensive program of regulations governing the growing, production, handling and sale of goods advertised as "organic", will be fully implemented. Modifications in existing laws and the implementation of new laws governing components of our business operations may be triggered by consumer and regulatory concerns regarding food safety issues, new technology or competitive pressures. Such modifications can have a material impact on our sales volume, costs of goods and direct store expenses. Modification of such laws may also impact the vendors and manufacturers who provide goods and services to us, raising the cost of such items or decreasing their availability. In addition, from time to time we are audited by various governmental agencies for compliance with existing laws, and we could be subject to fines or operational modifications as a result of noncompliance.

We purchase 28.2% of our total goods from one distributor under an agreement that expires in August 2002. We are currently negotiating with that distributor and others for a new distribution agreement. There is no assurance that we may not experience significant disruption in our operations through shortages of goods and services if we change our distribution relationship. Any significant disruption in the supply of goods could have a material impact on our overall sales volume and cost of goods.

Our stock price has been and continues to be fairly volatile. Our stock price is affected by our quarterly and year-end results, results of our major competitors and suppliers, general market and economic conditions and publicity about us, our competitors, our vendors or our industry. Volatility in our stock price may affect our future ability to raise proceeds from equity financings, renegotiate our existing credit agreement or enter into a new borrowing relationship, or affect our ability to obtain new store sites on favorable economic terms.

Item 2.
PROPERTIES

We currently lease approximately 54,000 square feet for our corporate headquarters in Boulder, Colorado. The lease has four and one-half years remaining on the term, with one three-year renewal option.

We lease all of our currently operating stores. We currently have leases signed for four sites projected to be opened in the remainder of fiscal 2002 and fiscal 2003. Our leases typically provide for a 10- to 25-year base term and generally have several renewal periods. The rental payments are either fixed base rates or minimum base rent with additional rent calculated on a percentages of sales over a certain break point. All of the leases are accounted for as operating leases.

Store locations

The following map and store list show, as of March 1, 2002, the natural foods grocery stores and vitamin stores that Wild Oats operates in each state and Canadian province and the cities in which Wild Oats stores are located:

Arizona
Phoenix (2)
Scottsdale
Tucson (3)

Arkansas
Little Rock

California
Escondido
Hemet
Irvine
Laguna Beach
Laguna Niguel
Los Angeles
Pasadena
San Diego (12)
Santa Monica (2)
Yorba Linda

Colorado
Boulder (3)
Colorado Springs
Denver (7)
Fort Collins

Connecticut
West Hartford
Westport

Florida
Fort Lauderdale
Melbourne
Miami
Miami Beach
West Palm Beach

Illinois
Evanston
Hinsdale

Indiana
Indianapolis

Kansas
Kansas City (2)

Massachusetts
Boston (3)

Missouri
Kansas City
St. Louis

Nebraska
Omaha

Nevada
Las Vegas (2)
Reno

New Jersey
Princeton

New Mexico
Albuquerque (3)
Santa Fe

New York
New York City

Ohio
Cincinnati
Cleveland (2)
Upper Arlington

Oklahoma
Tulsa

Oregon
Bend
Eugene (2)
Portland (7)

Tennessee Memphis Nashville (2) Texas Austin (2) Corpus Christi El Paso (3)** McAllen San Antonio (3) Utah Salt Lake City (2) Washington Vancouver British Columbia, Canada Vancouver (2) West Vancouver

** Includes two small vitamin stores

Item 3.
LEGAL PROCEEDINGS

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

In April 2000, the Company was named as defendant in S/H -Ahwatukee, LLC and YP- Ahwatukee LLC v. Wild Oats Markets, Inc., Superior Court of Arizona, Maricopa County, by a landlord alleging Wild Oats breached a continuous operations clause arising from the closure of a Phoenix, Arizona store. The landlord dismissed the same suit, filed in 1999, without prejudice in 1999, after the Company presented a possible acceptable subtenant, but subsequently rejected the subtenant. Plaintiff claimed $1.5 million for diminution of value of the shopping center plus accelerated rent, fees and $360,000 in attorneys' fees and costs. After trial in November 2001, the judge awarded the plaintiff $326,000 in damages and $210,000 in attorneys' fees.

In January 2001, the Company was named as defendant in Glades Plaza, LP v. Wild Oats Markets, Inc., a suit filed in the 15th Judicial Circuit Court, Palm Beach County, Florida, by a landlord alleging we breached our lease obligations when we gave notice of termination of the lease for landlord's default in not timely turning over the premises. The parties negotiated a settlement pursuant to which the Company terminated its lease obligations and paid $220,000 to the plaintiff in return for a full release from all lease liability and termination of the lawsuit.

In October 2000 we were named as defendant in 3601 Group Inc. v. Wild Oats Northwest, Inc., Wild Oats, Inc. and Wild Oats Markets, Inc., a suit filed in Superior Court for King County, Washington, by a property owner who claims that Alfalfa's Inc., our predecessor on interest, breached a lease in 1995 related to certain property in Seattle, Washington. We believe that Alfalfa's properly terminated the lease pursuant to certain conditions precedent to its obligations thereunder. Since filing its claim, Plaintiff has increased its damages claim from $377,000 to $2.4 million. The parties are currently in discovery. We have filed a motion for summary judgment, which is currently scheduled for a hearing in May 2002. A trial date has been set in June 2002.

We also are named as defendant in various actions and proceedings arising in the normal course of business. In all of these cases, the Company is denying the allegations and is vigorously defending against them and, in some cases, has filed counterclaims. Although the eventual outcome of the various lawsuits cannot be predicted, it is management's opinion that these lawsuits will not result in liabilities that would materially affect the Company's consolidated results of operations, financial position, or cash flows

Item 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

Item 5.
MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ National Market under the symbol "OATS".

The following are the quarterly high and low sales prices for each quarter of the past two years:

HIGH	LOW

First Quarter 2000
$ 22.750	$ 15.313
Second Quarter 2000
23.500	8.000
Third Quarter 2000
14.250	9.313
Fourth Quarter 2000
13.000	3.875

First Quarter 2001
9.563	4.125
Second Quarter 2001
11.800	6.125
Third Quarter 2001
11.970	7.120
Fourth Quarter 2001
11.330	6.900

As of March 1, 2002, Wild Oats' common stock was held by 650 stockholders of record. No cash dividends have been declared previously on our common stock, and we do not anticipate declaring a cash dividend in the near future. Our Amended and Restated Credit Agreement for our $125.0 million credit facility contains restrictions on the payment of cash dividends without lender consent for so long as amounts remain unpaid under the facility.

Item 6.
SELECTED FINANCIAL DATA
(in thousands, except per-share amounts and number of stores)

The following data for the fiscal years ended December 29, 2001; December 30, 2000; January 1, 2000; January 2, 1999; and December 27, 1997 are derived from the consolidated financial statements of the Company. The following data should be read in conjunction with the Company's consolidated financial statements, related notes thereto and other financial information included elsewhere in this report on Form 10-K.

FISCAL YEAR	2001	2000	1999	1998	1997
STATEMENT OF OPERATIONS DATA:
Sales	$ 893,179	$ 838,131	$ 721,091	$ 530,726	$ 431,974
Cost of goods sold and occupancy costs	634,631	581,980	499,627	369,475	301,644
Gross profit	258,548	256,151	221,464	161,251	130,330
Direct store expenses	212,642	190,986	155,869	113,094	96,448
Store contribution	45,906	65,165	65,595	48,157	33,882
Selling, general and administrative expenses	48,864	32,480	27,939	20,026	16,314
Pre-opening expenses	1,562	3,289	2,767	3,449	1,149
Restructuring and asset impairment charges	54,906	42,066	12,642	393
Income (loss) from operations	(59,426)	(12,670)	22,247	24,289	16,419
Loss on investment	228	2,060
Interest expense, net	9,447	8,850	4,280	28	622
Income (loss) before income taxes	(69,101)	(23,580)	17,967	24,261	15,797
Income tax expense (benefit)	(25,189)	(8,559)	5,198	7,822	5,501
Net income (loss) before cumulative effect of change in accounting principle	(43,912)	(15,021)	12,769	16,439	10,296
Cumulative effect of change in accounting principle, net of tax (1)			281
Net income (loss)	$ (43,912) =========	$ (15,021) =========	$ 12,488 =========	$ 16,439 =========	$ 10,296 =========
Basic net income (loss) per common share	$ (1.80) =========	$ (0.65) =========	$ 0.55 =========	$ 0.73 =========	$ 0.55 =========
Weighted average number of common shares outstanding	24,424 =========	23,090 =========	22,806 =========	22,440 =========	18,841 =========
Diluted net income (loss) per common share	$ (1.80) =========	$ (0.65) =========	$ 0.53 =========	$ 0.71 =========	$ 0.53 =========
Weighted average number of common shares outstanding	24,424 =========	23,090 =========	23,467 =========	23,079 =========	19,425 =========
Number of stores at end of period	107	106	110	82	70
BALANCE SHEET DATA:
Working capital (deficit)	$ (26,489)	$ (16,102)	$ (20,971)	$ (5,281)	$ 32,566
Total assets	$ 353,426	$ 372,632	$ 350,629	$ 217,320	$ 190,752
Long-term debt (including capitalized leases)	$ 112,291	$ 116,839	$ 80,328	$ 2,675	$ 4,157
Stockholders' equity	$ 107,015	$ 151,564	$ 165,387	$ 152,608	$ 136,697
(1)

In fiscal 1999 the Company recorded $281,000 in expenses associated with a cumulative effect of a change in accounting principle. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Pre-Opening Expenses."

Item 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-K contains certain forward-looking statements regarding our future results of operations and performance. Important factors that could cause differences in results of operations include, but are not limited to, the timing and success of the Fresh Look program; the Company's continued compliance with its credit facility covenants; the successful transition of responsibility to our new Chief Financial Officer; the timing and execution of new store openings, relocations, remodels, sales and closures; the timing and impact of promotional and advertising campaigns; the impact of competition; changes in product supply or suppliers; changes in management information needs; changes in customer needs and expectations; governmental and regulatory actions; general industry or business trends or events; changes in economic or business conditions in general or affecting the natural foods industry in particular; and competition for and the availability of sites for new stores and potential acquisition candidates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Forward-Looking Statements." All information stated herein has been revised to reflect the stock-for-stock transactions, accounted for as poolings of interests, with Henry's Marketplace, Inc. and Sun Harvest Farms, Inc., which were consummated on September 27, 1999 and December 15, 1999, respectively.

Overview

Fresh Look Program. During the second and third quarters of fiscal 2001, we conducted extensive consumer research to determine how to broaden our customer base and increase per-customer sales. Based on the results of the research, we formulated our Fresh Look program - a comprehensive advertising, pricing and merchandising program. In the beginning of the third quarter of fiscal 2001, the Company commenced the test of a modified Fresh Look program in our 12 Colorado stores. The results of such program were encouraging, and we initiated a phased roll-out of the complete Fresh Look program to the Colorado stores and an additional 32 stores in Connecticut, Florida, Kansas, Massachusetts, Missouri, Nebraska, New Jersey, Ohio, Oklahoma, Oregon and Washington over the third and fourth quarters of fiscal 2001. The program includes weekly, as opposed to monthly, flyer advertising through direct mail, in-store distribution and newspaper insertion, remerchandising to emphasize produce, grocery and meat and seafood offerings, and lowered pricing on selected merchandise throughout the stores. As part of the program, we are also consolidating our banner names in selected areas across the country to convert stores bearing individually different names to the "Wild Oats Market" name, to increase advertising synergy and brand awareness. In the short period in which the program has been in place, we have seen encouraging increases in customer counts and comparable store sales results although average transaction size has remained relatively flat. We will continue to evaluate the data being produced from the Fresh Look program stores to determine whether to proceed on a long-term basis with the program in its current format or in a modified format.

We currently have 42 stores operating on the program. We have seen increases in comparable store sales results in most of the stores on the program; for those on the program 30 weeks or more (the stores in Colorado), the results have been most pronounced. For stores in the Fresh Look program for 30 weeks or more, through the end of February 2002, comparable store sales results have increased 5%, from a -1% comparable store sales from January 2001 through mid July, 2001, to 4% through February 2002. These stores have also shown a 9% increase in comparable customer counts, from -4% prior to the commencement of the program to 5% for the period thereafter. In comparison, for those Wild Oats Market stores not on the Fresh Look program (excluding the farmers market format stores and our Capers Community Market(TM) stores), for similar periods, overall comparable store sales increased 2% while comparable customer counts increased 5%.

Store format and clustering strategy. We operate two store formats: the natural foods supermarket and farmers market formats. The natural foods supermarket format store, operated under the Wild Oats(R) Natural Marketplace and Nature's(R) - A Wild Oats Market tradenames, is generally 20,000 to 35,000 gross square feet, and the farmers market store, operated under the Henry's Marketplace(R) and Sun Harvest(TM) tradenames, is generally 15,000 to 25,000 gross square feet. Our profitability has been and will continue to be affected by the mix of natural foods supermarkets and farmers market stores opened, acquired or relocated and whether stores are being opened in markets where we have an existing presence. As part of the ongoing comprehensive review of the Company's business operations and strategic plan, we are evaluating our current natural foods store format and design, and may make significant changes in the future. We also plan to expand the Henry's Marketplace farmers market store format as our second, parallel store format. We believe this format, which is primarily located in metropolitan San Diego, California and Texas, appeals to a more value-conscious customer. The format has historically produced higher comparable store sales results than the natural foods supermarket format stores, although margins are lower. The format also appears to perform better in the face of new competition, whether from conventional or natural foods supermarket competitors.

In the past, we have pursued a strategy of clustering stores in each of our markets to increase overall sales, reduce operating costs and increase customer awareness. In prior years, when we opened a store in a market where we had an existing presence, our sales and operating results declined at certain of our existing stores in that market. However, over time, the affected stores generally achieved store contribution margins comparable to prior levels on the lower base of sales. Certain new stores opened in the past two years have caused a greater degree of cannibalization than previously expected, and at this time it does not appear that the store contribution margins at the older, affected stores in these regions will rebound to their prior levels. In certain existing markets, the sales and operating results trends for other stores may continue to experience temporary declines related to the clustering of stores. We are currently reevaluating our clustering strategy in response to greater-than-expected sales cannibalization in certain existing markets where we opened new stores.

Comparable store sales results. Sales of a store are deemed to be comparable commencing in the thirteenth full month of operations for new, relocated and acquired stores. A variety of factors affect our comparable store sales results, including, among others:

-   general economic conditions
-   the opening of stores by us or by our competitors in markets where we have existing stores
-   the relative proportion of new or relocated stores to mature stores
-   the timing of advertising and promotional events
-   store remodels
-   store closures
-   our ability to effectively execute our operating plans
-   changes in consumer preferences for natural foods products
-   availability of produce and other seasonal merchandise.

Past increases in comparable store sales may not be indicative of future performance. Substantial uncertainty in the current U.S. economy in the wake of the events of September 11, 2001 make it more difficult to determine future performance of certain of our stores, although generally, food sales are not dramatically impacted by economic recessions.

Our comparable store sales results have been negatively affected in the past by, among other factors, planned cannibalization, which is the loss of sales at an existing store when we open a new store nearby, resulting from the implementation of our store clustering strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Store format and clustering strategy." Comparable store sales results in previous years were negatively affected by higher-than-expected cannibalization due to the openings of new or relocated stores in several of our existing markets. The farmers market format stores, which depend heavily on produce sales, are more susceptible to sales fluctuations resulting from the availability and price of certain produce items. As a result of operational improvements in some recently acquired stores, the Fresh Look marketing program in selected regions and store closures of certain weaker stores, comparable store sales increased by 5.7% in the fourth quarter of fiscal 2001, 5.5% in the third quarter of fiscal 2001, 3.9% in the second quarter of fiscal 2001 and 1.0% in the first quarter of fiscal 2001. We expect comparable store sales to increase, although as the Company expands the implementation of its Fresh Look program to additional natural foods supermarket stores, the Company projects that comparable store sales in those regions in which the initiatives are implemented may increase slightly more as such initiatives increase total store sales. There can be no assurance that comparable store sales for any particular period will not decrease in the future.

Store openings, closings, sales, remodels, relocations and acquisitions. In the first quarter of fiscal 2001, we opened four new stores in Cleveland, Ohio; Irvine, California; Westport, Connecticut; and Omaha, Nebraska. We postponed the opening of five additional stores originally planned to be opened in fiscal 2001, to allow for the redesign of the interiors of such stores to incorporate feedback received during extensive customer interviews and focus groups conducted in the second quarter of fiscal 2001, to improve the operating efficiency of certain departments and to shift the guests' focus to the meat and seafood, produce and grocery departments. One of the postponed stores is currently planned to open in Long Beach, California in the first half of fiscal 2002. We negotiated a termination of one lease in Kansas City, Missouri; the opening dates for the remainder have been rescheduled during fiscal 2002 or early fiscal 2003.

In fiscal 2001 we closed one natural foods store in Denver, Colorado and terminated our lease obligation in one location in West Palm Beach, Florida. We also sold two underperforming stores in San Anselmo and Sacramento, California, in related transactions. As of the date of this report, in fiscal 2002 we have closed two underperforming stores in Boca Raton, Florida and Chesterfield, Missouri, sold two additional stores in Berkeley and Sunnyvale, California to the same purchaser of the other stores in northern California, and sold a store in Victoria, British Columbia, Canada. We also terminated a lease obligation for one location never opened in Kansas City, Missouri. In fiscal 2000, we opened 11 new stores in Laguna Niguel, San Diego (two) and Yorba Linda, California; Kansas City, Kansas; St. Louis, Missouri; Reno, Nevada; Cleveland and Cincinnati, Ohio; Bend and Portland, Oregon; and relocated three stores in West Hartford, Connecticut; Las Vegas, Nevada; and Salt Lake City, Utah. We also acquired two operating natural foods stores in Escondido and Hemet, California.

The Company currently has an inventory of 20 vacant sites, comprising both closed store, kitchen and warehouse locations and excess unoccupied space acquired during acquisitions or other leasing transactions, for which we have rent obligations; appropriate accruals have been made for such obligations. We are actively seeking subtenants or assignees for the spaces, although many of the sites are difficult to sublease or assign because of unusual site characteristics, surpluses of vacant retail space in the markets in which the sites are located, or because the remaining lease terms are relatively short. In fiscal 2001, we disposed of 12 of our vacant sites, including closed store sites in Scottsdale and Tempe, Arizona; Mission Viejo and Santa Barbara, California; Denver, Colorado; Framingham, Massachusetts; Madison, New Jersey; Las Vegas, Nevada; Dallas, Texas and two smaller sites in Salt Lake City, Utah. In fiscal 2002, through the date of this report, we have disposed of two additional locations, in Santa Fe, New Mexico and West Hartford, Connecticut, both in transactions where the landlord took a reassignment of the space in exchange for payment to the Company of cash or rent abatements. In some cases we have negotiated lease terminations with the landlords in exchange for a cash payment by us. Where appropriate, we have made vacant space available for use by charitable organizations which cover the utilities costs for the space while we continue to pay the rent obligation.

Our ability to increase the number of stores opened in fiscal 2002 and beyond may depend upon our ability to raise additional equity financings. During the first three quarters of fiscal 2001, we were in default under our $157.5 million credit facility as a result of our violation of certain financial covenants in our loan agreement. In October 2001, we executed an amendment to our credit facility, pursuant to which all previous defaults under the credit facility were waived. As part of such amendment, our borrowings have been limited to $125.0 million, and we agreed to restrictive covenants, including covenants regarding our ability to enter into new leases and to make certain capital expenditures. Absent additional equity funding, the limitations on capital expenditures will not allow us to complete and open in fiscal 2002 all of the stores for which we currently have signed leases; therefore, some openings have been rescheduled into early fiscal 2003. We have proposed to raise $30.0 million or more in equity financings, and have executed confidentiality agreements with and provided due diligence to a number of interested parties. To date, we have received several offers for investment in the Company. The Company is currently investigating other, less dilutive equity alternatives. If the Company is successful in raising additional equity financing of $30.0 million or more, under the terms of the amended credit agreement we will be allowed to increase the number of new leases we may execute and new stores we may open, based on the amount of equity financings raised and the format of the stores proposed to be opened. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

As has been our practice in the past, we will continue to evaluate the profitability, strategic positioning, impact of potential competition, and sales growth potential of all of our stores on an ongoing basis. We may, from time to time, make decisions regarding closures, disposals, relocations or remodels in accordance with such evaluations. In fiscal 2000, as part of restructuring and asset impairment charges taken in the second and fourth quarters, we identified 22 stores for closure or sale, of which 20 have been closed or sold. Changing facts and circumstances during the fourth quarter of fiscal 2001 have led us to remove the remaining two stores from our list of closures or sales. One of these stores was expected to be closed or sold by the end of fiscal 2001 in conjunction with the Company's opening of a new store in the same city; however, in the fourth quarter of fiscal 2001, the Company abandoned the new store site due to parking issues created during construction of the site. Due to this change in facts and circumstances, management decided to continue to operate the existing store in its existing location; therefore, the restructuring charges of $864,000 previously recorded for the existing store were reversed during the fourth quarter of fiscal 2001. With regard to the other store, during the fourth quarter of fiscal 2001 the Company completed a competitive analysis of the market area and a re-evaluation of the operations of the store, which showed that the store was achieving acceptable performance levels and demonstrating positive performance trends following the implementation of the Fresh Look program late in the third quarter of fiscal 2001. Due to this change in facts and circumstances during the fourth quarter of fiscal 2001, management decided to continue to operate the store in its existing location; therefore, the restructuring charges of $1.6 million previously recorded for the store were reversed during the fourth quarter of fiscal 2001. In the second quarter of fiscal 2001, we identified an additional three stores slated for closure or sale, including one location in West Palm Beach, Florida where we terminated our leasehold interest in the second quarter of fiscal 2001. The other two stores were removed from our list of closures or sales due to changes in estimates related to changes in facts and circumstances during the fourth quarter of fiscal 2001. The Company had planned to close or sell both stores in conjunction with the Company's opening of new stores in the respective trade areas; however, during the fourth quarter of fiscal 2001, the Company abandoned its plans for the new store sites and decided to continue to operate the existing stores in their existing locations and reversed $274,000 of restructuring charges previously recorded for the existing stores.

Pre-opening expenses. Pre-opening expenses include labor, rent, advertising, utilities, supplies and certain other costs incurred prior to a store's opening. Historically, pre-opening expenses for natural foods supermarket format stores have averaged approximately $250,000 to $350,000 per store, and farmers market format stores have averaged approximately $75,000 per store, although the amount per store may vary depending on whether the store is the first to be opened in a market or is part of a cluster of stores in that market. As part of the Fresh Look advertising initiatives implemented by the Company, we expect that pre-opening expenses will increase to $400,000 per natural foods supermarket store, and $150,000 per farmers market store, as we boost grand opening and weekly advertising. Consolidation of store banners, which was implemented in the last half of fiscal 2001, should improve advertising synergies in many regions of the country.

Restructuring and Asset Impairment Charges. As a result of the March 2001 transition to our new Chief Executive Officer and a new management philosophy, the Company has been and continues to conduct an extensive review of all components of our business, including our previously announced strategic repositioning initiatives, as well as current marketing, purchasing, merchandising and new store programs. This comprehensive review is intended to aggressively reexamine all aspects of our business for opportunities to improve, strengthen, streamline and reposition our business operations. As a result of this review, the Company has and continues to make significant changes to our current business strategy and methods of operations with the goal of increasing comparable store sales, average transaction size and customer count. Initiatives implemented at 44 of our natural foods supermarket stores as part of our Fresh Look program include reductions in many items' everyday pricing, increases in frequency and distribution of advertising, modifications of staffing and remerchandising of selected stores.

During the second quarter of fiscal 2001, the Company's management made certain decisions relating to the Company's operations which identified three stores to be closed or abandoned by the end of fiscal 2001, reduced the Company's regional offices and certain staff, changed estimates of prior restructuring and asset impairment charges, and resulted in a restructuring and asset impairment charge of $54.8 million. See "Notes to Consolidated Financials Statements - Note 12 - Restructuring and Asset Impairment Charges."

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

During the fourth quarter of fiscal 2001, the Company's management made certain decisions relating to the Company's operations which identified three stores to be closed or abandoned by the second quarter of fiscal 2002, changed estimates of prior restructuring and asset impairment charges, and resulted in restructuring and asset impairment income of $704,000. See "Notes to Consolidated Financials Statements - Note 12 - Restructuring and Asset Impairment Charges."

Critical Accounting Policies and Estimates. Our discussion and analysis of the Company's financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates, including those related to:

-   asset impairment charges
-   restructuring charges and store closing costs
-   allowance for bad debt
-   inventory valuation and reserves
-   self-insurance reserves
-   reserves for contingencies and litigation
-   goodwill valuation

We believe the following critical accounting policies affect our most significant judgments and estimates used in the preparation of our consolidated financial statements. We monitor the carrying value of our long-lived assets, including goodwill and other intangible assets, for potential impairment at the store level. The triggering events for such evaluations include a significant decrease in the market value of an asset, acquisition and construction costs in excess of budget, or current period losses combined with a history of losses or a projection of continuing losses. The Company records an asset impairment charge when an impairment is identified. Future adverse changes in asset market values or store operating results could result in an inability to recover the carrying value of the assets, thereby requiring an asset impairment charge in the future. See "Notes to Consolidated Financial Statements - Note 12 - Restructuring and Asset Impairment Charges", for an additional discussion of our policies regarding the calculation of asset impairments.

The Company plans to complete store closures or sales within a one-year period following the commitment date. Costs related to store closures and sales are reflected in the income statement as "Restructuring and Asset Impairment Charges." For stores the Company intends to sell, the Company actively markets the stores to potential buyers. Stores held for disposal are reduced to their estimated net realizable value. For stores the Company intends to close, a lease-related liability is recorded for the present value of the estimated remaining noncancelable lease payments after the anticipated closing date, net of estimated subtenant income, or for estimated lease settlement costs. In addition, the Company records a liability for costs to be incurred after the store closing which are required under leases or local ordinances for site preservation during the period before lease termination. The value of equipment and leasehold improvements related to a closed store is reduced to reflect recoverable values based on the Company's previous efforts to dispose of similar assets and current economic conditions. Severance costs incurred in connection with store closings are recorded when the employees have been identified and notified of the termination benefits to be made to the employees. Lease-related liabilities and the recoverability of assets to be disposed of are reviewed quarterly, and changes in previous estimates are reflected in operations. Significant cash payments associated with closed stores relate to ongoing payments of rent, common area maintenance, insurance charges, and real property taxes as required under continuing lease obligations.

The Company maintains allowances for bad debt for estimated losses resulting from the inability of third parties to make required payments. If the financial condition of such third parties were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The Company maintains allowances for excess or unsaleable inventory as a percentage of its gross inventory balance based on historical experience and assumptions about market conditions. If actual market conditions are less favorable than those projected by management, or if the Company expands its forward buying of inventory which will increase its inventory levels, then additional inventory write-downs may be required.

The Company is self-insured for certain losses relating to workers' compensation claims and employee medical and dental benefits. The Company has purchased stop-loss coverage to limit its exposure to any significant levels of claims. Self-insured losses are accrued based upon the Company's estimates of the aggregate insured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company's historical experiences. If the Company experiences an increase in claims, if actuarial assumptions are inaccurate, or if insurance industry costs increase beyond current expectations, then additional reserves may be required.

The Company maintains reserves for contingencies and litigation based on management's best estimates of potential liability in the event of a judgment against the Company, and possible settlement costs, as well as existing facts and circumstances. Future adverse changes related to current contingencies and litigation could necessitate additional reserves in the future.

Results of Operations

The net loss for fiscal 2001 was $43.9 million, or $1.80 per diluted share, compared with a net loss of $15.0 million, or $0.65 per diluted share, in fiscal 2000. In addition to the restructuring income of $700,000 recorded during the fourth quarter of fiscal 2001, as part of the Company's strategic repositioning activities during fiscal 2001, the Company recorded restructuring and asset impairment charges of approximately $55.0 million in the second and third quarters of fiscal 2001. Excluding these charges, the Company reported a pro forma net loss of $9.5 million, or $0.39 per diluted share, in fiscal 2001, compared with pro forma net income of $12.6 million, or $0.54 per diluted share, excluding $44.1 million in restructuring and asset impairment charges related to the sale and closure of underperforming stores and the discontinuation of e-commerce activities in fiscal 2000.

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of sales:

FISCAL YEAR ENDED	2001	2000	1999
Sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	71.1	69.4	69.3
Gross profit	28.9	30.6	30.7
Direct store expenses	23.8	22.8	21.6
Store contribution	5.1	7.8	9.1
Selling, general and administrative expenses	5.4	3.9	3.9
Pre-opening expenses	0.2	0.4	0.4
Restructuring and asset impairment charges	6.1	5.0	1.8
Income (loss) from operations	(6.6)	(1.5)	3.0
Loss on investment	0.0	0.3
Interest expense, net	1.1	1.0	0.6
Income (loss) before income taxes	(7.7)	(2.8)	2.4
Income tax expense (benefit)	(2.8)	(1.0)	0.7
Net income (loss) before cumulative effect of change in accounting principle	(4.9)	(1.8)	1.7
Cumulative effect of change in accounting principle, net of taxes			0.1
Net income (loss)	(4.9)% ======	(1.8)% ======	1.6% ======

Fiscal 2001 Compared to Fiscal 2000

Sales. Sales for the fiscal year ended December 29, 2001, increased 6.6% to $893.2 million from $838.1 million in fiscal 2000. The increase was primarily due to the opening of four new stores in the first quarter of fiscal 2001, as well as the inclusion of the 16 stores opened or acquired in fiscal 2000, offset by three stores closed or sold in fiscal 2001 and 20 stores closed or sold in fiscal 2000. Higher comparable store sales from existing stores contributed slightly more than half of the fiscal 2001 sales increase, with new stores contributing the balance. Comparable store sales increased 4.0% for fiscal 2001, as compared to a 2.6% decrease for fiscal 2000. Some of the comparable store sales increases are attributable to the phased roll-out of a number of strategic initiatives as part of the Fresh Look program, which are projected to increase overall sales gradually in those regions in which the initiatives are implemented, through increased advertising, more frequent advertised specials and modified pricing.

Gross Profit. Gross profit for the fiscal year ended December 29, 2001, increased 0.9% to $258.5 million from $256.2 million in fiscal 2000. The smaller percentage increase in gross profit is due primarily to lower merchandise margins resulting from the implementation of pricing reductions as part of the Fresh Look program as well as a shift in the sales mix between store formats. As a percentage of sales, gross profit decreased to 28.9% in fiscal 2001 from 30.6% in fiscal 2000 due primarily to lower merchandise margins resulting from the implementation of the Fresh Look program, as well as a shift in the sales mix between store formats, increases in inventory reserves for slow-moving goods, lower margins on certain categories of products sold in the stores, higher utilities expenses and higher-than-expected coupon activity during the fourth quarter of fiscal 2001. As the Company expands the Fresh Look program to additional stores in fiscal 2002, gross profit in fiscal 2002 may be negatively affected by lower margins on certain items.

Direct Store Expenses. Direct store expenses for the fiscal year ended December 29, 2001, increased 11.3% to $212.6 million from $191.0 million in fiscal 2000. As a percentage of sales, direct store expenses increased to 23.8% in fiscal 2001 from 22.8% in fiscal 2000. The increases are primarily due to increased payroll associated with an increase in the number of stores in operation, enhanced customer service efforts as part of the Fresh Look program, additional benefit days due to a change in vacation policy in fiscal 2001, increased health and dental, workers' compensation, and general liability insurance costs related to general market conditions, and an increase in repairs and maintenance costs. We anticipate that we will see increases in fiscal 2002 and beyond in the area of employee-related insurance and general liability insurance costs. On an absolute basis, we expect direct store expenses to increase with the addition of new stores, but on a percentage-of-sales basis to be consistent with fiscal 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal year ended December 29, 2001, increased 50.4% to $48.9 million from $32.5 million in fiscal 2000. The increases are attributable to consulting and professional fees resulting from the comprehensive review of our business and strategic position ($1.7 million), severance costs for former senior executives ($1.3 million), recruiting and relocation costs ($500,000), and expenses associated with the October 2001 amendment to our $125.0 million credit facility ($300,000), as well as increases in advertising and merchandising expenses related to the implementation of the Fresh Look program and expenses for expanded infrastructure at the Company's headquarters to support the new advertising, merchandising and pricing initiatives. As a percentage of sales, selling, general and administrative expenses increased to 5.4% in fiscal 2001 from 3.9% in fiscal 2000. As part of the Company's expanded strategic repositioning, we expect to spend additional funds on marketing at the national level, as well as increased corporate and regional support staffs. As a result of these increased expenditures, we expect that selling, general and administrative expenses will increase in fiscal 2002 over fiscal 2001 levels in both absolute and percentage terms. The increase is primarily due to increased marketing expense in conjunction with the continuing Fresh Look implementation, annualization of payroll expenses for staff additions in fiscal 2001, and increased employee-related insurance costs.

Pre-Opening Expenses. Pre-opening expenses for the fiscal year ended December 29, 2001, decreased 52.5% to $1.6 million from $3.3 million in fiscal 2000. As a percentage of sales, pre-opening expenses decreased to 0.2% in fiscal 2001 from 0.4% in fiscal 2000, due to the opening of four new stores in fiscal 2001 as compared to the opening of 14 new and relocated stores in fiscal 2000. As part of the Company's increase in marketing efforts relating to the Fresh Look program, we anticipate that pre-opening expenses for new natural foods supermarket stores will increase from an estimated $250,000 historically to an estimated $400,000 per new store, and those of the farmers market format will increase from $75,000 historically to an estimated $150,000 in the future.

Interest Expense, Net. Net interest expense for the fiscal year ended December 29, 2001, increased 6.7% to $9.4 million from $8.9 million in fiscal 2000, due to higher average borrowings in fiscal 2001 and higher swap-related interest rates on the term portion of the credit facility in fiscal 2001. As part of the amendment to the credit facility, the interest rate on the facility was amended to either prime plus 2.25% or one-month LIBOR plus 3.75%, at our election, and the rates increase by 0.5% starting January 1, 2002 and each six months thereafter through January 1, 2003 when the rate will remain constant through the end of the agreement in August 2003. Due to the current state of the U.S. economy, management believes that the variable interest rates will remain constant during the next six to 12 months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below.

Restructuring and Asset Impairment Charges - Fiscal 2001. As a result of hiring a new chief executive officer just prior to the beginning of the second quarter of fiscal 2001, and a comprehensive review conducted by the new chief executive officer of our business and strategic repositioning efforts during the second quarter of fiscal 2001, we identified and committed to a restructuring plan during the second quarter of fiscal 2001 and recorded a restructuring and asset impairment charge of $54.8 million (such asset impairments were recorded in accordance with SFAS 121, Accounting for the Impairment of Long-lived Assets and for Assets to be Disposed of). Details of the significant components of the charge are as follows:

-   Change in estimate related to fixed asset impairments for previously identified sites held for disposal ($1.5 million) - During the second quarter of fiscal 2001, we determined that certain fixed assets were not compatible with a new store design. Due to the new store design, such assets could not be relocated as contemplated under the original restructuring plan. As a result, we determined we could not recover the previously estimated carrying value of these assets, and therefore recognized an impairment charge and disposed of the assets during the second quarter of fiscal 2001.

-   Change in estimate related to lease-related liabilities for previously identified sites for closure ($15.9 million) - During the second quarter of fiscal 2001, we determined that additional periods of time were necessary to dispose of certain lease obligations. This determination was driven by our results of current disposition efforts, and is attributable to deteriorating real estate markets in certain regions, existing lease obligations at above-market rates, and unattractive site characteristics. The charge for exit costs assumes, based on our current results of disposition efforts, that we will be successful in disposing of these long-term lease obligations within the next five years. Facts and circumstances can change in the future with respect to the above attributes, affecting the ultimate resolution of these exit costs. We will make appropriate adjustments to the restructuring liabilities contemporaneous with any change in facts and circumstances.

-   Fixed asset impairments for three additional stores identified in the second quarter of fiscal 2001 to be abandoned, closed, or sold by the end of fiscal 2001 ($1.8 million) - During the second quarter of fiscal 2001, we became involved in litigation filed by the landlord of a site under construction. We decided not to proceed with the opening of the store and consequently abandoned the site and the related fixed assets (leasehold improvements) totaling $1.5 million during the second quarter of fiscal 2001. Additionally, the fixed assets of two other stores that were scheduled to be closed by the end of fiscal 2001 comprised the remaining $300,000 of the charge.

-   Fixed asset impairments for subleased properties identified during the second quarter of fiscal 2001 ($1.7 million) - These asset impairments relate to leasehold improvements made by the Company in subleased properties for specific subtenants. During the second quarter of fiscal 2001, certain subtenants either vacated the improved properties without prior notice or gave notice to us that they planned to vacate the properties shortly, and certain other subtenants were in financial distress and in one case, had filed for bankruptcy protection. We determined that we could not recover the carrying value of these build-to-suit leasehold improvements and therefore recognized an impairment charge. Certain of these assets were disposed of during the second quarter of fiscal 2001 and the remainder were disposed of by the end of fiscal 2001.

-   Lease-related liabilities for subleased properties identified during the second quarter of fiscal 2001 ($10.0 million) - During the second quarter of fiscal 2001, certain subtenants either vacated the improved properties without prior notice or gave notice to us that they planned to vacate the properties shortly. We also were informed in the second quarter that certain other subtenants were in financial distress and in one case, had filed for bankruptcy protection. The lease-related liabilities represent our estimate to dispose of these lease obligations based on current disposition efforts, and is attributable to deteriorating real estate markets in certain regions, existing lease obligations at above-market rates, and unattractive site characteristics. The charge for exit costs assumes, based on our current results of disposition efforts, that the Company will be successful in disposing of these long-term lease obligations within the next five years. Facts and circumstances can change in the future with respect to the above attributes affecting the ultimate resolution of these exit costs. We will make appropriate adjustments to the restructuring liabilities contemporaneous with the change in facts and circumstances.

-   Fixed asset impairments for regional and departmental office closures and consolidations during the second quarter of fiscal 2001 ($3.0 million) - As part of our reorganization during the second quarter of fiscal 2001, we reduced our regional offices from 11 to five offices, and eliminated much of our construction department. In conjunction with these modifications to regional and departmental structures, we determined that we could not recover the carrying value of the fixed assets used by certain regional and departmental offices and our construction department, and therefore recognized an impairment charge and disposed of the assets during the second quarter of fiscal 2001.

-   Fixed asset impairments for store construction project discontinuation ($2.3 million) - During the second quarter of fiscal 2001, we determined that a new store design was required, and construction of new stores and expansion and remodel activities at existing stores based on the previously developed designs would be abandoned to incorporate the new store design changes. Assets in this charge included abandoned construction in progress (primarily leasehold improvements). We determined that we could not recover the carrying value of these fixed assets, and therefore recognized an impairment charge and disposed of the assets during the second quarter of fiscal 2001.

-   Severance for employees terminated during the second quarter of fiscal 2001 ($2.5 million) - During the second quarter of fiscal 2001, 104 of our 9,000 employees were terminated as part of the Company's restructuring plan. The terminated employee groups were regional store support, construction and new store development, and corporate office personnel. As of December 29, 2001, $2.4 million of involuntary termination benefits had been paid to terminated employees; the remaining benefits of $136,000 will be paid during the first half of fiscal 2002.

In addition to the restructuring charges described above, in the second quarter of fiscal 2001 management also identified asset impairment charges of $15.9 million in accordance with the provisions of SFAS 121 related to five stores held for use. These assets became impaired in the second quarter of fiscal 2001 because the projected future cash flows of each store at that time were not sufficient to fully recover the carrying value of the stores' long-lived assets. In determining whether an impairment exists, we estimate the store's future cash flows on an undiscounted basis, and if the cash flows are not sufficient to recover the carrying value, then the Company uses a discounted cash flow based on a risk-adjusted discount rate to adjust its carrying value of the assets, and records a provision for impairment as appropriate. We believe the weak performance from the stores included in the asset impairment charge were caused by significant budget overruns in construction (one store), poor site location (two stores) or insufficient advertising in new regional markets (two stores). We continually reevaluate our stores' performance to monitor the carrying value of long-lived assets in comparison to projected cash flows. Elements that could contribute to impairment of long-lived assets include new competition, overruns in construction costs, or poor operating results caused by a variety of factors, including improper site selection, insufficient advertising, or changes in local, regional or national economies. We are currently reevaluating the store format and construction procedures to reduce the likelihood of construction cost overruns, and have increased our projected pre-opening costs per new store to increase the level of new store advertising. Site selection criteria are also being reevaluated in light of the results of the Company's comprehensive review of all operations and ideal customer demographics. There is no assurance that in the future, additional long-lived assets will not be impaired.

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

During the fourth quarter of fiscal 2001, we recorded restructuring income of $5.7 million consisting of the following components:

-   Change in estimate related to lease-related liabilities for sites previously identified for closure or sale that were closed, sold or disposed of during the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002 ($10.1 million of restructuring income) - During the fourth quarter of fiscal 2001, we sold two stores in San Anselmo and Sacramento, California, in related transactions; we subsequently sold two additional stores in Berkeley and Sunnyvale, California, to the same purchaser of the other northern California stores. In conjunction with these transactions, the purchaser assumed the lease-related obligations associated with these stores. Based on this change in facts and circumstances, we reversed the remaining lease-related liabilities previously recorded for these stores and therefore recognized restructuring income of $3.7 million during the fourth quarter of fiscal 2001. During the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002, we also assigned to a third party or terminated lease obligations for sites in Madison, New Jersey and Boca Raton, Florida, respectively; based on this change in facts and circumstances, we reversed the remaining lease-related liabilities previously recorded for these stores and therefore recognized restructuring income of $6.4 million during the fourth quarter of fiscal 2001.

-   Change in estimate related to fixed asset impairments for four stores previously identified for closure or sale ($1.6 million of restructuring income) - Due to changes in facts and circumstances during the fourth quarter of fiscal 2001, we determined that four stores previously identified as sites held for disposal would continue to operate in their existing locations. Three of the stores were expected to be closed in conjunction with the Company's opening of new stores in the respective trade areas; however, during the fourth quarter of fiscal 2001, the Company decided to abandon the new store sites and continue to operate the existing stores. With regard to the fourth store, management decided in the fourth quarter of fiscal 2001 to continue to operate the store in its existing location after completing a competitive analysis of the market area and a reevaluation of the operations of the store in the fourth quarter of fiscal 2001, which showed that the store was achieving acceptable performance levels and demonstrating positive performance trends following the implementation of the Fresh Look program late in the third quarter of fiscal 2001. As a result, we reversed the restructuring charge previously recorded for the fixed asset impairments related to these four stores and therefore recognized restructuring income of $1.6 million during the fourth quarter of fiscal 2001.

-   Change in estimate related to lease-related liabilities for four stores previously identified for closure or sale ($1.1 million of restructuring income) - Due to changes in facts and circumstances during the fourth quarter of fiscal 2001, we determined that four stores previously identified as sites held for disposal would continue to operate in their existing locations. Three of the stores were expected to be closed in conjunction with the Company's opening of new stores in the respective trade areas; however, during the fourth quarter of fiscal 2001, the Company decided to abandon the new store sites and continue to operate the existing stores. With regard to the fourth store, management decided in the fourth quarter of fiscal 2001 to continue to operate the store in its existing location after completing a competitive analysis of the market area and a reevaluation of the operations of the store in the fourth quarter of fiscal 2001, which showed that the store was achieving acceptable performance levels and demonstrating positive performance trends following the implementation of the Fresh Look program late in the third quarter of fiscal 2001. As a result, we reversed the restructuring charge previously recorded for the long-term lease obligations related to these four stores and therefore recognized restructuring income of $1.1 million during the fourth quarter of fiscal 2001.

-   Fixed asset impairments for three additional stores and one support facility identified in the fourth quarter of fiscal 2001 to be closed or sold by the second quarter of fiscal 2002 ($3.3 million of restructuring expense) - During the fourth quarter of fiscal 2001, we decided to close two stores in fiscal 2002 following the negotiation of a lease obligation settlement for one store in the fourth quarter of fiscal 2001 and the completion of an operations analysis for the other store, which showed that the intensive Fresh Look marketing and merchandising efforts initiated at the store early in the fourth quarter of 2001 were not improving the store's sales and profit trends. We also decided to close one support facility in the second quarter of fiscal 2002 after deciding in the fourth quarter of fiscal 2001 to outsource the operations of the support facility to an identified external food service supplier. We determined that we could not recover the carrying value of the fixed assets at these locations and therefore recognized an impairment charge. Certain of these assets were disposed of during the first quarter of fiscal 2002, and the remainder will be disposed of by the end of the second quarter of fiscal 2002.

During the fourth quarter of fiscal 2001, we also decided to abandon construction of a new store in Kansas City, Missouri, due to location and parking-related issues. Assets in this charge included abandoned construction in progress (primarily leasehold improvements). We determined that we could not recover the carrying value of these fixed assets and therefore recognized an impairment charge and disposed of the assets during the fourth quarter of fiscal 2001.

-   Lease-related liabilities for three additional stores and one support facility identified during the fourth quarter of fiscal 2001 to be closed or sold by the second quarter of fiscal 2002 ($3.6 million of restructuring expense) - During the fourth quarter of fiscal 2001, we decided to close two stores in fiscal 2002 following the negotiation of a lease obligation settlement for one store in the fourth quarter of fiscal 2001 and the completion of an operations analysis for the other store, which showed that the intensive Fresh Look marketing and merchandising efforts initiated at the store early in the fourth quarter of 2001 were not improving the store's sales and profit trends. We also decided to close one support facility in the second quarter of fiscal 2002 after determining in the fourth quarter of fiscal 2001 to outsource the operations of the support facility to an identified external food service supplier. The lease-related liabilities for these locations represent our estimate to dispose of these lease obligations based on current disposition efforts, and is attributable to deteriorating real estate markets in certain regions, existing lease obligations at above-market rates, and unattractive site characteristics. The charge for exit costs assumes, based on our current results of disposition efforts, that the Company will be successful in disposing of these long-term lease obligations within the next five years. Facts and circumstances can change in the future with respect to the above attributes affecting the ultimate resolution of these exit costs. We will make appropriate adjustments to the restructuring liabilities contemporaneous with the change in facts and circumstances.

During the fourth quarter of fiscal 2001, we also decided to abandon construction of a new store in Kansas City, Missouri due to location and parking-related issues. We subsequently terminated the lease obligation for a commitment to pay up to $155,000.

-   Severance for employees terminated during the fourth quarter of fiscal 2001 ($0.2 million) - During the fourth quarter of fiscal 2001, 33 employees were terminated in conjunction with the closure of four support facilities. The employees were notified of their involuntary termination during the fourth quarter of fiscal 2001. As of December 29, 2001, $98,000 of involuntary termination benefits had been paid to terminated employees; the remaining benefits of $57,000 will be paid during the first half of fiscal 2002.

In addition to the restructuring charges described above, in the fourth quarter of fiscal 2001 management also identified asset impairment charges of $5.0 million in accordance with the provisions of SFAS 121 related to four stores held for use. These assets became impaired in the fourth quarter of fiscal 2001 because the projected future cash flows of each store at that time were not sufficient to fully recover the carrying value of the stores' long-lived assets. In determining whether an impairment exists, we estimate the store's future cash flows on an undiscounted basis, and if the cash flows are not sufficient to recover carrying value, then the Company uses a discounted cash flow based on a risk-adjusted discount rate, to adjust its carrying value of the assets and records a provision for impairment as appropriate. We believe the weak performance from the stores included in the asset impairment charge were caused by poor site location (two stores) or insufficient advertising in new regional markets (two stores). We continually reevaluate our stores' performance to monitor the carrying value of long-lived assets in comparison to projected cash flows. Elements that could contribute to impairment of long-lived assets include new competition, overruns in construction costs, or poor operating results caused by a variety of factors, including improper site selection, insufficient advertising, or changes in local, regional or national economies. We are currently reevaluating the store format and construction procedures to reduce the likelihood of construction cost overruns, and have increased our projected pre-opening costs per new store to increase the level of new store advertising. Site selection criteria are also being reevaluated in light of the results of the Company's comprehensive review of all operations and ideal customer demographics. There is no assurance that in the future, additional long-lived assets will not be impaired.

During fiscal 2001 and through the date of this report, the Company terminated lease obligations for store sites in West Palm Beach, Florida and Kansas City, Missouri and closed a store in Boca Raton, Florida as part of the fiscal 2001 restructuring plans. With regard to the current status of the six stores identified for closure or sale as part of the Company's fiscal 2001 restructuring plans, as of March 1, 2002, three of the stores have been closed or sold; one remains to be closed or sold in the second quarter of fiscal 2002. The remaining two stores have been removed from the list of closures or sales due to changes in estimates based on changes in facts and circumstances during the fourth quarter of fiscal 2001.

Restructuring and Asset Impairment Charges - Fiscal 2000. During the second quarter of fiscal 2000, we made certain decisions relating to the strategic repositioning of the Company's operations which resulted in a restructuring and asset impairment charge of $20.6 million. These decisions included the closure of three natural foods stores during the second quarter of fiscal 2000 ($4.7 million); the planned sale or closure of seven stores during the remainder of fiscal 2000 ($9.9 million); exit costs of previously closed or abandoned sites ($5.6 million); and the discontinuance of e-commerce activities ($400,000). The $5.6 million charge related to changes in estimates for previously closed or abandoned sites. The significant components of the $5.6 million charge were (a) $3.6 million of additional lease-related liabilities, and (b) $2.0 million of fixed asset impairments for 15 previously closed stores. Components of the restructuring and asset impairment charge consist of impairment of fixed ($8.9 million) and intangible assets ($6.4 million); and non-cancelable lease obligations and liabilities ($5.3 million). Substantially all of the restructuring charges are non-cash expenses.
During the fourth quarter of fiscal 2000, we expanded the strategic repositioning and, as a part of such expansion, decided to close or sell 12 underperforming stores. This decision resulted in an additional restructuring and asset impairment charge of $21.4 million. This restructuring charge consists primarily of costs associated with the abandonment of fixed ($13.6 million) and intangible assets ($1.7 million) and non-cancelable lease obligations and lease-related liabilities ($6.1 million). Substantially all of the restructuring charges are non-cash expenses. See "Notes to Consolidated Financial Statements - Note 12 - Restructuring and Asset Impairment Charges."

During fiscal 2001 and through the date of this report, two of the identified natural foods stores were closed in Denver, Colorado and Chesterfield, Missouri as part of the fiscal 2000 restructuring plans and five of the identified stores were sold. With regard to the current status of the 22 stores identified for closure or sale as part of the Company's fiscal 2000 restructuring plans, as of March 1, 2002, 20 of the stores have been closed or sold. The remaining two stores have been removed from the list of closures or sales due to changes in estimates based on changes in facts and circumstances during the fourth quarter of fiscal 2001.

As part of the strategic repositioning announced by the Company in the second and fourth quarters of fiscal 2000, the Company identified 22 natural foods stores for closure or sale due to weak performance. In fiscal 2000, we closed 10 and sold three of those identified stores. In the second quarter of fiscal 2001, as part of additional evaluation of the Company's operations by new management, we identified an additional three stores for closure in fiscal 2001; in the fourth quarter of fiscal 2001, we extended our evaluation and identified an additional three stores for closure in fiscal 2001 and 2002. In fiscal 2001 and through the date of this report, the Company closed three of the identified stores, terminated its lease-related obligations as to two of the identified locations and sold five of the identified stores, four in related transactions. One store remains to be closed or sold in fiscal 2002. The Company also closed two small vitamin stores in the second and third quarters of fiscal 2000. Due to a change in estimates related to changes in facts and circumstances during the fourth quarter of fiscal 2001, we decided to continue to operate four stores previously identified for closure or sale.

A summary of restructuring activity by store count is as follows:

	RESTRUCTURING STORE COUNT
	Fiscal Year Ending		Period Ending
			March 1,
	2000	2001	2002

Stores remaining at commencement of period		9	6
Stores identified in fiscal 2000 for closure or sale	22
Stores identified in fiscal 2001 for closure or sale		6
Identified stores closed or abandoned	(10)	(3)	(2)
Identified stores sold	(3)	(2)	(3)
Reversal of stores identified for closure or sale		(4)

Identified stores remaining at period end	9 ==	6 ==	1 ==

Restructuring Accruals. The material changes in the liability balances of each significant type of exit cost included in the restructuring charges in the second and fourth quarters of fiscal 2000 were related to changes in estimates for lease defeasance costs and for the net realizable value of fixed assets. The changes in estimates during the second quarter of fiscal 2001 for lease defeasance costs in the restructuring charges during the second and fourth quarters of fiscal 2000 resulted from the economic downturn during fiscal 2001, which has made it more difficult to find sublease tenants and settle lease terminations with landlords (particularly in the case of leases with above-market rents). In the second quarter of fiscal 2001, we received updated estimates from various external sources (i.e., landlords and real estate brokers) of the costs to exit certain lease obligations. Due to the economic downturn that worsened during the second quarter of fiscal 2001, we revised our estimates of the costs associated with subleasing properties or settling lease terminations with landlords. Due to changes in facts and circumstances during the fourth quarter of fiscal 2001, we determined that four stores previously identified as sites held for disposal would continue to operate in their existing locations. Three of the stores were expected to be closed in conjunction with the Company's opening of new stores in the respective trade areas; however, during the fourth quarter of fiscal 2001, the Company decided to abandon the new store sites and continue to operate the existing stores. With regard to the fourth store, management decided in the fourth quarter of fiscal 2001 to continue to operate the store in its existing location after completing a competitive analysis of the market area and a reevaluation of the operations of the store in the fourth quarter of fiscal 2001, which showed that the store was achieving acceptable performance levels and demonstrating positive performance trends following the implementation of the Fresh Look program late in the third quarter of fiscal 2001. As a result, we reversed the restructuring accruals previously recorded for the long-term lease obligations related to these four stores.

The material cash outlays associated with the Company's exit plans are primarily for lease-related obligations. As of December 29, 2001, the components of the accruals related to the Company's restructuring activities are accrued liabilities ($6.6 million) and other long-term obligations ($16.4 million). Employee severance benefits are another cash outlay that will be paid out during the next five months. As of December 29, 2001, $2.4 million of the $2.5 million of involuntary termination benefits accrued during the second quarter of fiscal 2001 had been paid to terminated employees. The employee severance benefits relate to the termination of employment of 104 of our 9,000 employees.

Income Tax Benefit. For the fiscal year ended December 29, 2001, we recorded a $25.2 million income tax benefit, primarily as a result of the loss before taxes of $69.1 million during the period. The recoverability of the net deferred tax asset is primarily dependent upon the Company generating sufficient taxable income in the future. Although realization of the net deferred tax asset is not assured, we believe it is more likely than not that the Company will generate sufficient taxable income in the future to realize the full amount of the deferred tax asset. Our assessment is based on projections that assume that the Company can maintain its current store contribution margin. Furthermore, we expect to maintain the sales growth experienced over the past five years that would generate additional taxable income. The primary uncertainty related to the realization of the deferred tax asset is the Company's ability to achieve its four-year business plan and generate future taxable income to realize the full amount of the deferred tax asset. We believe that the sales, gross margin, store contribution margin, and selling, general and administrative expenses assumptions in our four-year business plan are reasonable and, more likely than not, attainable. We will continue to assess the recoverability of the net deferred tax asset and to the extent it is determined in the future that a valuation allowance is required, it will be recognized as a charge to earnings at that time.

Fiscal 2000 Compared to Fiscal 1999

Fiscal 2000 and fiscal 1999 each contained 52 weeks of operations.

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

Pre-Opening Expenses. In April 1998, the AICPA issued Statement of Position 98-5, Accounting for the Costs of Start-Up Activities, which required that preopening expenses be expensed as incurred. We adopted the policy in fiscal 1999. Pre-opening expenses for the fiscal year ended December 30, 2000, increased 18.9% to $3.3 million from $2.8 million in fiscal 1999. The increase in pre-opening expenses is attributable to the increase in the number of stores opened. As a percentage of sales, pre-opening expenses remained constant at 0.4% due to the opening of 14 new stores (including three relocations) in fiscal 2000 as compared to 13 new stores (including five relocations) in fiscal 1999.

Restructuring and Asset Impairment Charges. Restructuring and asset impairment charges for fiscal 2000 were $42.0 million as compared to $12.6 million in fiscal 1999. The expenses for fiscal 2000 consisted of two separate strategic repositioning efforts. During the second quarter of fiscal 2000, the Company's management made certain decisions relating to the strategic repositioning of the Company's operations which resulted in a restructuring and asset impairment charge of $20.6 million. These decisions included the closure of three natural food stores during the second quarter of fiscal 2000 ($4.7 million); the planned sale or closure of seven stores during the remainder of fiscal 2000 ($9.9 million); exit costs of previously closed or abandoned sites ($5.6 million); and the discontinuation of e-commerce activities ($400,000). The $5.6 million charge related to changes in estimates for previously closed or abandoned sites. The significant components of the $5.6 million charge were (a) $3.6 million of additional lease-related liabilities, and (b) $2.0 million of fixed asset impairments for 15 previously closed stores. Components of the restructuring and asset impairment charge consist primarily of abandonment of fixed ($8.9 million) and intangible assets ($6.4 million); and noncancelable lease obligations and lease-related liabilities ($5.3 million). Substantially all of the restructuring charges are non-cash expenses.

During the fourth quarter of fiscal 2000, the Company expanded its strategic repositioning and, as a part of such expansion, decided to close or sell 12 under-performing stores. This decision resulted in an additional restructuring charge of $21.4 million. This restructuring charge consists primarily of costs associated with the abandonment of fixed ($13.6 million) and intangible assets ($1.7 million) and noncancelable lease obligations and lease-related liabilities ($6.1 million). Substantially all of the restructuring charges are non-cash expenses. See "Notes to Consolidated Financial Statements - Note 12 - Restructuring and Asset Impairment Charges".

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

Liquidity and Capital Resources

Our primary sources of capital have been cash flow from operations (which includes trade payables), bank indebtedness, and the sale of equity securities. Primary uses of cash have been the financing of new store development, new store openings, relocations, remodels and acquisitions and repayment of debt.

Net cash provided by operating activities was $25.7 million during fiscal 2001 as compared to $41.0 million during fiscal 2000. Cash from operating activities decreased during this period primarily due to a pre-tax loss, offset by changes in working capital items and restructuring and asset impairment charges. We have not required significant external financing to support inventory requirements at our existing and new stores because we have been able to rely on vendor financing for most of the inventory costs, and we anticipate that vendor financing will continue to be available for new store openings.

Net cash used in investing activities was $19.9 million during fiscal 2001 as compared to $72.8 million during fiscal 2000. The decrease is due to a reduction in capital expenditures and acquisitions.

Net cash provided by financing activities was $1.0 million during fiscal 2001 as compared to $22.3 million during fiscal 2000. The decrease reflects lower incremental borrowings under our revolving line of credit.

We have a net deferred tax asset of $24.4 million on our balance sheet, primarily as a result of the $54.9 million of restructuring and asset impairment charges recorded during fiscal 2001. The net deferred tax asset will reduce cash required for payment of federal and state income taxes, as we believe we will generate sufficient taxable income for realization of the asset in the future.

The following is a summary of our lease and debt obligations, construction commitments and outstanding letters of credit as of December 29, 2001:

SUMMARY OF OBLIGATIONS AND COMMERCIAL COMMITMENTS
(in thousands)

	PAYMENTS DUE BY PERIOD
		Less than			After
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Contractual Obligations:
Long-term debt	$ 124,259	$ 12,000	$ 112,259	$ ---	$ ---
Capital lease obligations	370	338	18	14	---
Operating leases	401,006	31,855	60,560	54,080	254,511
Construction commitments	1,341	1,341	---	---	---
Total contractual cash obligations	$ 526,976 =======	$ 45,534 =======	$ 172,837 =======	$ 54,094 =======	$ 254,511 =======

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
		Less than			After
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Other Commercial Commitments:
Letters of credit	$ 1,307	$ 1,307	$ ---	$ ---	$ ---
Total commercial commitments	$ 1,307 =====	$ 1,307 =====	$ --- =====	$ --- =====	$ --- =====

Amendment to Credit Facility. Our current credit facility has two separate lines of credit, a revolving line and a term loan facility, each with a three-year term expiring August 1, 2003. As of December 29, 2001, there were $83.5 million in borrowings outstanding under the revolving line and $38.8 million in borrowings outstanding under the term loan. The credit agreement includes certain financial and other covenants, as well as restrictions on payments of dividends. As of December 30, 2000, we were in violation of two financial covenants, and the lending group issued a notice of default, although it did not accelerate our repayment obligations. The defaults were waived as part of the execution of an amendment to the credit facility on October 17, 2001. The amendment entered into with our lenders includes an initial increase in our interest rate, with additional increases each six months through January 2003, increases in agency fees, and quarterly and yearly aggregate limits on the execution of new leases, opening of new stores and new store capital expenditures, as well as modification of other previously existing financial covenants. Our borrowings under the amended credit facility have been limited to $125.0 million. As part of the amendment, we have granted a security interest to our lenders in all of our cash, equipment and fixtures, inventory and other assets, other than the proceeds of any equity offering that may be concluded by us. We also have an obligation to obtain leasehold mortgages on all new leases executed after the date of the amendment, and to maintain, from February 1, 2002 through the maturity date of the credit facility, leasehold mortgages on existing leases for stores generating at least 44% of the total sales revenues of the Company. Following the execution of the amendment, we requested and received a waiver of performance under the September 2001 stockholders' equity covenant, and a modification of the performance requirements under the stockholders' equity covenants for October and November 2001, and executed amendments to the credit agreement reflecting such modifications in November and December 2001. We believe that cash generated from operations and available under our credit facility will be sufficient to meet our capital expenditure requirements in fiscal 2002. If we are successful in concluding an equity offering of at least $30.0 million in net proceeds, the number of new leases that we will be permitted to sign and the number of new stores we will be permitted to open under our credit facility will be proportionately increased, based upon the format of the stores proposed to be opened (natural foods supermarket stores are more expensive to build and open and therefore, under the credit agreement, fewer may be opened from equity proceeds). As a result, the Company's sales growth rate could accelerate as a portion of any equity financing proceeds are used to fund the construction of additional stores not currently planned.

The Company's credit agreement contains certain monthly and quarterly financial covenants, which become more restrictive during fiscal 2002 and 2003. The Company anticipates that it will continue to comply in fiscal 2002 and 2003 with the monthly and quarterly financial covenants in the credit agreement. Management's current business plans for the Company anticipate significant improvement in financial position attributable to increases in revenues due to comparable store sales increases, improved working capital management, reduced capital spending, successful implementation of ongoing cost savings initiatives, and improved operating efficiencies. In the event that business conditions worsen, management has identified contingency actions to enable the Company to remain in compliance with the financial covenants. Such actions, including reductions in operating expenses together with lower capital spending, may result in fewer new store openings in fiscal 2003, which may negatively impact revenues. The Company currently expects to meet the amended credit agreement covenants throughout fiscal 2002 and 2003; however, if business conditions are other than as anticipated or other unseen events occur and the Company's planned contingency actions are unsuccessful in countering such events, these may impact the Company's ability to remain in compliance. Even if the Company remains in compliance with its monetary covenants, a technical default could result due to a breach of the financial covenants. In the absence of a waiver or amendment to such financial covenants, such non-compliance would constitute a default under the credit agreement, and the lenders would be entitled to accelerate the maturity of the indebtedness outstanding thereunder. In the event that such non-compliance appears likely, or occurs, the Company will seek approval, as it has in the past, from the lenders to renegotiate financial covenants and/or obtain waivers, as required. However, there can be no assurance that future amendments or waivers will be obtained.

The Company is proposing to raise approximately $30.0 million to $50.0 million in a private placement of the Company's equity to provide additional liquidity, although such equity financing is not a requirement of the amended credit facility. A number of parties have conducted, and several parties are currently conducting, due diligence on the Company related to the proposed private placement. We have received several offers for investment in the Company. Based on the Company's overall improvement in operational results, and indications that other financing vehicles with a greater return and lower dilutive effects to the Company may be available, the Company is currently evaluating other financing alternatives.

The Company provided projections through fiscal 2005 of the Company's operational results to the potential investors conducting due diligence in connection with the private placement. The projections were based on an assumed infusion of $50.0 million in net common equity financing proceeds received in the first half of 2002, combined with internally generated cash to accelerate new store openings. Based on such assumptions, the Company projected the following:

-	New store openings in 2002 would number four or five with most of the openings occurring in the second half of the year. In fiscal 2003, additional new stores would number 10. The number of new stores added would double to 20 in fiscal 2004 and would approximate 25 in fiscal 2005.
-	The compound annual growth rate in comparable store sales results were projected, based on 2001 actual comparable store sales results, to increase 6% to 7.5% company-wide. Company-wide net sales were projected to increase on a compound annual rate of 14% to 17%, based on 2001 actual net sales.
-	Net earnings were projected to turn positive in fiscal 2002 and achieve at least a 2% after-tax return on sales by 2005. Earnings before interest, taxes and depreciation/amortization (EBITDA) were projected to average a compound annual growth rate of 45% to 55% from fiscal 2001 to 2005 with growth in any one year not falling below 25%.

The projections provided to potential investors, including but not limited to the net income and EBITDA projections, are subject to uncertainties, including but not limited to the following: whether the Company will complete an equity financing and, if completed, the timing of net proceeds and terms of such equity financing; the ability to locate suitable sites for new stores and successfully negotiate acceptable lease terms; the ability to open the projected number of stores; the success of the Fresh Look program in existing stores and our ability to successfully implement the Fresh Look program in additional Wild Oats stores; the ability to control and increase gross margins on products sold in our stores; the ability to successfully negotiate a new distribution agreement with a primary distributor on terms more favorable to the Company; continued sales growth in excess of the increases in sales realized in fiscal 2001; increases in the average transaction size per customer in all stores; receipt of vendor financial support for certain advertising initiatives; and our ability to leverage direct store and selling, general and administrative expenses as well as renegotiate our current credit facility, or enter into a new credit agreement with a new lending group at more favorable terms than those in our current agreement. There is no assurance that any of the foregoing can be achieved or that the projections will be met.

We maintain an interest rate risk-management strategy, which is required by our amended credit facility terms, that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in interest rates. The Company's specific goals are to (1) manage interest rate sensitivity by modifying the repricing or maturity characteristics of some of its debt and (2) lower (where possible) the cost of its borrowed funds. In accordance with the Company's interest rate risk-management strategy, and in accordance with the requirements of our credit facility, the Company has entered into a swap agreement to hedge the interest rate on $42.5 million of its borrowings. The swap agreement locks in a one-month LIBOR rate of 6.6% and expires in August 2003.

Capital Expenditures. We spent approximately $20.1 million during fiscal 2001 for new store construction, development, remodels and other capital expenditures, exclusive of acquisitions. Capital expenditures originally planned for certain of the stores rescheduled to open in fiscal 2002 were incurred commencing in the fourth quarter of fiscal 2001. The aggregate amount to construct all five originally scheduled stores was originally estimated at $15.0 million to $20.0 million, but may be revised downward as part of our comprehensive review of the business operations and strategic plan. Our average capital expenditures to open a leased store, including leasehold improvements, equipment and fixtures, have ranged from approximately $2.0 million to $5.0 million historically, excluding inventory costs and initial operating losses. As part of our reexamination of our operating strategies, we anticipate that the average capital expenditures to open a natural foods supermarket format store will be $2.5 million to $4.0 million in the future, partly because of our decision to reduce the size or simplify the format of our food service department in new stores, as well as our decision not to increase store size in the majority of geographic areas. Our average capital expenditures to open a farmers market format store are estimated at $1.5 million to $2.0 million in the future. Delays in opening new stores may result in increased capital expenditures and increased pre-opening costs for the site, as well as lower than planned sales for the Company. Under our amended credit facility, we are limited in our capital expenditures to $3.6 million in the first quarter of fiscal 2002, increasing to an aggregate $4.7 million in the second quarter and an aggregate $5.0 million in the third quarter. Proceeds from any equity offering in excess of $30.0 million may be used to increase our total allowable level of capital expenditures by $4.0 million per natural foods supermarket format store and $2.25 million per farmers market format store. If we are successful in raising the additional equity financing, we plan to use the equity proceeds to complete the early construction of two stores in fiscal 2002 and execute leases for and commence capital expenditures on up to 15 new stores through fiscal 2003. Although there can be no assurance that actual capital expenditures will not exceed anticipated levels, we believe that cash generated from operations and available under our existing credit facility will be sufficient to satisfy our budgeted capital expenditure requirements through the remainder of fiscal 2001.

The cost of initial inventory for a new store is approximately $300,000 to $800,000 depending on the store format; however, we obtain vendor financing for most of this cost. Pre-opening costs currently are approximately $250,000 to $350,000 per store and are expensed as incurred. Pre-opening costs for natural foods supermarket format stores in the future are projected to increase from $250,000 to $400,000 per store, and pre-opening costs for farmers market format stores are projected to increase from $75,000 to $150,000, as a result of increased advertising for new stores. The amounts and timing of such pre-opening costs will depend upon the availability of new store sites and other factors, including the location of the store and whether it is in a new or existing market for us, the size of the store, and the required build-out at the site. Costs to acquire future stores, if any, are impossible to predict and could vary materially from the cost to open new stores. There can be no assurance that actual capital expenditures will not exceed anticipated levels, although our amended credit facility contains aggregate limits on the amounts of capital expenditures we may make. We believe that cash generated from operations and available under our existing credit facility will be sufficient to satisfy our budgeted cash requirements through fiscal 2002.

Cautionary Statement Regarding Forward-Looking Statements

This Report on Form 10-K contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks. Such forward-looking statements include statements as to the Company's plans to open, acquire or relocate additional stores; the anticipated performance of such stores; the impact of competition and current economic uncertainty; the sufficiency of funds to satisfy the Company's cash requirements through the remainder of fiscal 2002, our expectations for comparable store sales; our plans for redesigning our natural foods supermarket store format; the impact of changes resulting from implementation of our Fresh Look merchandising, advertising and pricing program; levels of cannibalization; expected pre-opening expenses and capital expenditures; and other statements containing words such as "believes," "anticipates," "estimates," "expects," "may," "intends" and words of similar import or statements of management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause the actual results, market performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause differences in results of operations include, but are not limited to, the Company's ability to conclude a private placement of the Company's stock; the timing and success of the implementation of the Fresh Look program; the successful integration of our new Chief Financial Officer; the timing and execution of new store openings, relocations, remodels, sales and closures; the impact of competition; changes in product supply or suppliers; changes in management information needs; changes in customer needs and expectations; governmental and regulatory actions; general industry or business trends or events; changes in economic or business conditions in general or affecting the natural foods industry in particular; and competition for and the availability of sites for new stores and potential acquisition candidates. The Company undertakes no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.

Item 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

In the normal course of business, the Company is exposed to fluctuations in interest rates and the value of foreign currency. The Company employs various financial instruments to manage certain exposures when practical.

The Company is exposed to foreign currency exchange risk. The Company owns and operates three natural foods supermarkets and a commissary kitchen in British Columbia, Canada. The commissary supports the three Canadian stores and does not independently generate sales revenue. Sales made from the Canadian stores are made in exchange for Canadian dollars. To the extent that those revenues are repatriated to the United States, the amounts repatriated are subject to the exchange rate fluctuations between the two currencies. The Company does not hedge against this risk because of the small amounts of funds at risk.

The Company's exposure to interest rate changes is primarily related to its variable rate debt issued under its $125.0 million revolving credit facility. The facility has two separate lines of credit, a revolving line of up to $86.2 million and a term loan of up to $38.8 million, each with a three-year term expiring August 1, 2003. As part of the October 2001 amendment of the credit facility, which had an original credit capacity of $157.5 million, borrowings under the credit facility have been limited to $125.0 million. As of December 29, 2001, there were $83.5 million in borrowings outstanding under the $86.2 million revolving line of this facility and $38.8 million in borrowings outstanding under the $38.8 million term note. As part of the amendment to the credit facility, the interest rate on the facility was amended to either prime plus 2.25% or one-month LIBOR plus 3.75%, at our election, and the rates increase by 0.5% starting January 1, 2002 and each six months thereafter through January 2003. Because the interest rates on these facilities are variable, based upon the prime rate or LIBOR, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of December 29, 2001, would be an annual increase or decrease of approximately $1.2 million in interest expense and a corresponding decrease or increase of approximately $777,000 in the Company's net income after taxes.

In September 2000, as required by the Company's credit facility, the Company entered into an interest rate swap to hedge its exposure on variable rate debt positions. Variable rates are predominantly linked to LIBOR as determined by one-month intervals. The interest rate provided by the swap on variable rate debt is 6.6%. At December 29, 2001, the notional principal amount of the interest rate swap agreement was $42.5 million, expiring in August 2003. The notional amount is the amount used for the calculation of interest payments which are exchanged over the life of the swap transaction on the amortized principal balance. In fiscal 2001, the loss, net of taxes, included in other comprehensive loss for this cash flow hedge was approximately $1.2 million.

Item 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management

Reports of Independent Accountants

Consolidated Statements of Operations
for the Fiscal Years 2001, 2000 and 1999

Consolidated Statements of Comprehensive Income
for the Fiscal Years 2001, 2000 and 1999

Consolidated Balance Sheets for the Fiscal Years Ended 2001 and 2000

Consolidated Statements of Stockholders' Equity
    for the Fiscal Years Ended 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the Fiscal Years
    Ended 2001, 2000 and 1999

Notes to Consolidated Financial Statements

Schedule II - Valuation and Qualifying Accounts and Reserves
    for the Fiscal Years Ended 2001, 2000 and 1999

REPORT OF MANAGEMENT

We are responsible for the preparation and integrity of the consolidated financial statements and all related information appearing in our Annual Report. The consolidated financial statements and notes were prepared in conformity with generally accepted accounting principles appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates of current conditions and circumstances.

Management maintains a system of accounting and other controls to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that accounting records are reliable for preparing financial statements. Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of circumvention or overriding of controls, and therefore can provide only reasonable assurance with respect to financial statement presentation. The system of accounting and other controls is modified in response to changes in business conditions and operations and recommendations made by the independent accountants.

The Audit Committee of the Board of Directors, which is composed of directors who are not employees, meets periodically with management and the independent accountants to review the manner in which these groups are performing their responsibilities and to carry out the Audit Committee's oversight role with respect to auditing, internal controls and financial reporting matters. The Audit Committee reviews with the independent accountants the scope and results of the audit. The independent accountants periodically meet privately with the Audit Committee and have access to its individual members.

We engaged PricewaterhouseCoopers LLP, independent accountants, to audit the consolidated financial statements in accordance with generally accepted auditing standards, which include consideration of the internal control structure. The opinion of the independent accountants, based upon their audits of the consolidated financial statements, is contained in this Annual Report.

/s/  Perry D. Odak
Chief Executive Officer and President
March 26, 2002

/s/  Edward F. Dunlap
Chief Financial Officer
March 26, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Wild Oats Markets, Inc.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Wild Oats Markets, Inc and its subsidiaries (the "Company") at December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, based on our audits and the report of other auditors, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The consolidated financial statements give retroactive effect to the merger of Sun Harvest Farms, Inc. and its affiliate on December 15, 1999, in a transaction accounted for as a pooling of interests, as described in Note 3 to the consolidated financial statements. We did not audit the financial statements of Sun Harvest Farms, Inc., which statements reflect total revenues of $41,155,576 for the thirty-nine weeks ended September 28, 1999. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Sun Harvest Farms, Inc. for the thirty-nine weeks ended September 28, 1999 is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In 1999, the Company changes its method of accounting for pre-opening expenses as discussed in Note 1 to the consolidated financial statements.

PricewaterhouseCoopers LLP

Denver, Colorado
March 25, 2002

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

Ernst & Young LLP

San Antonio, Texas
November 17, 1999

WILD OATS MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share amounts)

FISCAL YEAR	2001	2000	1999

Sales	$ 893,179	$ 838,131	$ 721,091
Cost of goods sold and occupancy costs	634,631	581,980	499,627
Gross profit	258,548	256,151	221,464
Operating expenses:
Direct store expenses	212,642	190,986	155,869
Selling, general and administrative expenses	48,864	32,480	27,939
Pre-opening expenses	1,562	3,289	2,767
Restructuring and asset impairment charges	54,906	42,066	12,642
Income (loss) from operations	(59,426)	(12,670)	22,247
Loss on investment	(228)	(2,060)
Interest income	990	117	304
Interest expense	(10,437)	(8,967)	(4,584)
Income (loss) before income taxes	(69,101)	(23,580)	17,967
Income tax expense (benefit)	(25,189)	(8,559)	5,198
Net income (loss) before cumulative effect of change in accounting principle	(43,912)	(15,021)	12,769
Cumulative effect of change in accounting principle, net of tax			281
Net income (loss)	$ (43,912) =======	$ (15,021) =======	$ 12,488 =======

Basic net income (loss) per common share:
Net income (loss) before cumulative effect of change in accounting principle	$ (1.80)	$(0.65)	$0.56
Cumulative effect of change in accounting principle, net of tax			(0.01)
Net income (loss)	$ (1.80) ======	$(0.65) ======	$0.55 ======

Diluted net income (loss) per common share:
Net income (loss) before cumulative effect of change in accounting principle, net of tax	$ (1.80)	$(0.65)	$0.54
Cumulative effect of change in accounting principle, net of tax			(0.01)
Net income (loss)	$ (1.80) ======	$(0.65) ======	$0.53 ======

Weighted average number of common shares outstanding	24,424 ======	23,090 ======	22,806 ======
Weighted average number of common shares outstanding assuming dilution	24,424 ======	23,090 ======	23,467 ======

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

FISCAL YEAR	2001	2000	1999

Net income (loss)	$ (43,912)	$ (15,021)	$ 12,488

Other comprehensive income (loss):

Foreign currency translation adjustments arising during the period	(530)	(259)	510

Cumulative effect of change in accounting principle (see Note 1), net of tax of $352	(586)

Recognition of hedge results to interest expense during the period, net of tax of $435	726

Change in market value of cash flow hedge during the period, net of tax of $935	(1,561)

Other comprehensive income (loss)	(1,951)	(259)	510

Comprehensive income (loss)	$ (45,863) ======	$ (15,280) ======	$ 12,998 ======

The accompanying notes are an integral part of the consolidated financial statements

WILD OATS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

FISCAL YEAR ENDED	2001	2000

ASSETS

Current assets:
Cash and cash equivalents	$ 18,840	$ 12,457
Inventories (net of reserves of $2,667 and $1,483, respectively)	54,058	55,258
Accounts receivable (net of allowance for doubtful accounts of $1,070 and $355, respectively)	3,197	3,936
Income tax receivable	4,186	9,973
Prepaid expenses and other current assets	3,123	2,004
Deferred tax asset	5,378	1,989
Total current assets	88,782	85,617

Property, plant and equipment, net	128,922	160,614
Intangible assets, net	114,296	122,382
Deposits and other assets	2,436	3,791
Long-term investment		228
Deferred tax asset	18,990
	$ 353,426 ======	$ 372,632 ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 39,796	$ 39,969
Book overdraft	23,056	16,587
Accrued liabilities	40,081	37,434
Current portion of debt and capital leases	12,338	7,729
Total current liabilities	115,271	101,719

Long-term debt and capital leases	112,291	116,839
Deferred tax liability		989
Other long-term obligations	18,849	1,521
	246,411	221,068
Commitments and contingencies (Notes 10 and 11)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock; $0.001 par value; 60,000,000 shares authorized; 24,766,409 and 23,147,103 issued and outstanding, respectively	25	23
Additional paid-in capital	160,736	149,764
Note receivable, related party	(9,660)
Retained earnings (accumulated deficit)	(42,277)	1,635
Accumulated other comprehensive income (loss)	(1,809)	142
Total stockholders' equity	107,015	151,564
	$ 353,426 ======	$ 372,632 ======

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share and per-share amounts)

	Common Stock
	Shares	Amount	Add'l Paid-In Capital	Note Receivable, Related Party	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

BALANCE AT JANUARY 2, 1999	22,606,019	$ 23	$ 142,774		$ 9,920	$ (109)	$ 152,608
Equity transactions of pooled companies			104		(5,752)		(5,648)
Issuance of common stock ($16.72 to $18.92 per share), net of issuance costs	131,239		2,104				2,104
Common stock options exercised ($3.13 to $19.79 per share)	255,179		3,325				3,325
Net income					12,488		12,488
Foreign currency translation adjustment						510	510
BALANCE AT JANUARY 1, 2000	22,992,437	23	148,307		16,656	401	165,387

Issuance of common stock ($10.68 per share), net of issuance costs	67,889		802				802
Common stock options exercised ($3.13 to $18.00 per share)	86,777		655				655
Net loss					(15,021)		(15,021)
Foreign currency translation adjustment						(259)	(259)
BALANCE AT DECEMBER 30, 2000	23,147,103	23	149,764		1,635	142	151,564

Stock issued in exchange for note receivable	1,332,649	1	9,286	$ (9,274)			13
Accrued interest on note receivable				(386)			(386)
Issuance of common stock ($3.61 to $3.66 per share), net of issuance costs	152,405		551				551
Common stock options exercised ($3.13 to $9.06 per share)	134,252	1	1,135				1,136
Net loss					(43,912)		(43,912)
Foreign currency translation adjustment						(530)	(530)
Cumulative effect of change in accounting principle, net of tax						(586)	(586)
Recognition of hedge results to interest expense during the period, net of tax						726	726
Change in market value of cash flow hedge during the period, net of tax						(1,561)	(1,561)
BALANCE AT DECEMBER 29, 2001	24,766,409 ========	$ 25 ===	$ 160,736 ======	$ (9,660) ======	$ (42,277) ======	$ (1,809) ======	$ 107,015 ======

WILD OATS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share amounts)

FISCAL YEAR	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$ (43,912)	$ (15,021)	$ 12,488

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,082	25,574	22,072
Loss (gain) on disposal of property and equipment	477	(306)	14
Deferred tax benefit	(22,509)	(410)	(1,409)
Restructuring and asset impairment charges	54,907	42,066	12,642
Loss on investment	228	2,060
Other	(280)	104

Change in assets and liabilities, net of acquisitions:
Inventories, net	1,120	(5,048)	(7,569)
Receivables, net and other assets	5,240	(11,551)	(2,417)
Accounts payable	6,330	8,542	12,057
Accrued liabilities	(1,972)	(5,001)	6,028

Net cash provided by operating activities	25,711	41,009	53,906

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(20,082)	(60,584)	(62,592)
Acquisitions, net of cash acquired		(16,791)	(77,779)
Proceeds from sale of property and equipment	146	4,585	21,902
Long-term investment		(38)	(1,500)

Net cash used in investing activities	(19,936)	(72,828)	(119,969)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds (repayments) on line of credit, net	(1,685)	28,751	95,200
Proceeds from notes payable and long-term debt	2,000		1,538
Payments on notes payable, long-term debt and capitalized leases	(254)	(7,489)	(18,810)
Proceeds from issuance of common stock, net	895	1,069	3,865

Distributions to stockholders, net			(5,752)

Net cash provided by financing activities	956	22,331	76,041

Effect of exchange rates on cash	(348)	68	510
Net (decrease) increase in cash and cash equivalents	6,383	(9,420)	10,488
Cash and cash equivalents at beginning of year	12,457	21,877	11,389
Cash and cash equivalents at end of year	$ 18,840 =======	$ 12,457 =======	$ 21,877 =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$ 10,203 =======	$ 9,715 =======	$ 3,570 =======
Cash paid (received) for income taxes	$ (7,241) =======	$ 4,503 =======	$ 2,097 =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued and total debt and liabilities assumed in acquisitions			$ 1,668 =======
Stock received in exchange for services		$ 750 =======
Stock issued in exchange for note receivable	$ 9,274 =======

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

Fiscal Year. The Company reports its financial results on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. Fiscal years for the consolidated financial statements included herein ended on December 29, 2001, December 30, 2000 and January 1, 2000. Fiscal 2001, fiscal 2000 and fiscal 1999 were 52-week years.

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and temporary cash investments. At times, cash balances held at financial institutions were in excess of Federal Deposit Insurance Corporation insurance limits. The Company places its temporary cash investments with high-credit quality financial institutions. The Company believes no significant concentration of credit risk exists with respect to these cash investments.

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

Intangible Assets. Intangible assets consist primarily of goodwill, which is amortized using the straight-line method over 40 years, and are shown net of accumulated amortization of $11.4 million, $8.8 million and $7.1 million at December 29, 2001, December 30, 2000 and January 1, 2000, respectively. Amortization expense related to intangible assets totaled approximately $3.0 million, $3.1 million and $2.6 million in fiscal 2001, fiscal 2000 and fiscal 1999, respectively. See "New Accounting Pronouncements: Goodwill and Intangible Assets" below in this footnote.

Debt Issuance Costs. Costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the period the debt is outstanding.

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

Store Closing Costs. The Company plans to complete store closures or sales within a one-year period following the commitment date. Costs related to store closures and sales are reflected in the income statement as "Restructuring and Asset Impairment Charges." For stores the Company intends to sell, the Company actively markets the stores to potential buyers. Stores held for disposal are reduced to their estimated net realizable value. For stores the Company intends to close, a lease-related liability is recorded for the present value of the estimated remaining noncancelable lease payments after the anticipated closing date, net of estimated subtenant income, or for estimated lease settlement costs. In addition, the Company records a liability for costs to be incurred after the store closing which are required under leases or local ordinances for site preservation during the period before lease termination. The value of equipment and leasehold improvements related to a closed store is reduced to reflect recoverable values based on the Company's previous efforts to dispose of similar assets and current economic conditions.

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

Pre-Opening Expenses. Beginning in fiscal 1999, the Company adopted Statement of Position 98-5, Accounting for the Costs of Start-Up Activities, which requires that pre-opening costs be expensed as incurred and was effective for fiscal years beginning after December 15, 1998. The Company recorded $281,000 as a cumulative effect of change in accounting principle, net of taxes, during the first quarter of fiscal 1999. Through fiscal 1998, pre-opening expenses were deferred until the store's opening date, at which time such costs were expensed in full. Beginning in fiscal 1999, pre-opening expenses are recognized as incurred.

Concentration of Risk. The Company purchases approximately 28.2% of its cost of goods sold from one vendor. The Company's reliance on this supplier can be shifted, over a period of time, to alternative sources of supply, should such changes be necessary. However, if the Company could not obtain products from this supplier for factors beyond its control, the Company's operations would be disrupted in the short term while alternative sources of product were secured.

Revenue Recognition. Revenue for sales of the Company's products is recognized at the point of sale to the retail customer.

Advertising. Advertising is expensed as incurred. Advertising expense was $9.3 million, $6.8 million and $7.3 million for fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

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

Long-Term Investment. The Company's long-term investment in an e-commerce nutrition company of $228,000 at December 30, 2000 was recorded under the cost method as the Company is unable to exercise effective control. In the second quarter of fiscal 2001, the Company recorded a loss on investment of $228,000 related to the reduction in value of the Company's investment in the e-commerce nutrition company. In the second quarter of fiscal 2000, the Company recorded a loss on investment of $2.1 million related to the reduction in value of the Company's investment in the e-commerce nutrition company. In the Company's previous fiscal 2000 financial statements, this $2.1 million loss on investment was reflected in loss from operations as part of the restructuring charge. This loss on investment is now presented separately after loss from operations in these financial statements.

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

Self-Insurance. The Company is self-insured for certain losses relating to worker's compensation claims, general liability and employee medical and dental benefits. The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insured losses are accrued based upon the Company's estimates of the aggregate uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company's historical experiences.

Earnings Per Share. Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, except where the effect of their inclusion would be antidilutive (i.e., in a loss period). Antidilutive stock options of 2,006,215, 1,480,827, and 750,181 for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000, respectively, were not included in the earnings per share calculations. A reconciliation of the basic and diluted per-share computations is as follows (in thousands, except per-share data):

FISCAL YEAR	2001	2000	1999
Basic and diluted earnings per Common share computation:
Net income (loss)	$ (43,912)	$ (15,021)	$ 12,488
Basic net income (loss) per common share:
Net income (loss) before cumulative effect of change in accounting principle	$ (1.80)	$ (0.65)	$ 0.56
Cumulative effect of change in accounting principle, net of tax			(0.01)
Net income (loss)	$ (1.80) =======	$ (0.65) =======	$ 0.55 =======

Diluted net income (loss) per common share:
Net income (loss) before cumulative effect of change in accounting principle	$ (1.80)	$ (0.65)	$ 0.54
Cumulative effect of change in accounting principle, net of tax			(0.01)
Net income (loss)	$ (1.80) =======	$ (0.65) =======	$ 0.53 =======

Weighted average number of common shares outstanding	24,424	23,090	22,806
Incremental shares from assumed conversions:
Stock options			661
Weighted average number of common shares outstanding assuming dilution	24,424 ======	23,090 ======	23,467 ======

New Accounting Pronouncements: Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in October 2001. This statement addresses significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for the Company's financial statements for the year beginning December 30, 2001. The adoption of this statement is not currently anticipated to have a material impact on the Company's financial position or results of operations.

Goodwill and Other Intangible Assets. SFAS No. 142, Goodwill and Other Intangible Assets, was issued in July 2001. SFAS No. 142 supersedes Accounting Principles Bulletin No. 17, Intangible Assets, and is effective for the Company's financial statements for the fiscal year beginning December 30, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS No. 142 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets, (2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) removes the 40-year limitation on the amortization period of intangible assets that have finite lives. The provisions of SFAS No. 142 also apply to equity-method investments made both before and after June 30, 2001.

The Company records goodwill at the store level; no goodwill is recorded at the enterprise level. During the second quarter of fiscal 2002, the Company plans to complete the two-step process prescribed by SFAS No. 142 for (1) testing for impairment and (2) determining the amount of impairment loss related to goodwill associated with its store-level reporting units. The Company cannot reliably estimate the full impact of this new accounting standard at this time, but anticipates an annual decrease in amortization of goodwill of approximately $3.0 million and a corresponding annual increase to net income of $1.8 million. The Company intends to test goodwill for impairment annually or more frequently if the occurrence of an event or circumstance indicates potential impairment.

Business Combinations. SFAS No. 141, Business Combinations, was issued in July 2001. This statement establishes new accounting and reporting standards that will, among other things, eliminate the pooling-of-interests method of accounting for business combinations and require that the purchase method be used. Its provisions will be effective for the Company for all future business combinations.

Derivatives and Hedging Activities. In accordance with the Company's interest rate risk-management strategy and as required by the terms of the Company's credit facility, the Company has entered into a swap agreement to hedge the interest rate on $42.5 million of its borrowings. The swap agreement locks in a one-month LIBOR rate of 6.6% and expires in August 2003. The fair value of the swap at December 29, 2001 was ($2.3 million), which has been recorded, net of tax, in the accompanying balance sheet in accrued liabilities.

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on December 31, 2000. In accordance with the transition provisions of SFAS 133, as of December 31, 2000, the Company recorded a net-of-tax cumulative loss adjustment to other comprehensive income totaling $586,000 that relates to the fair value of the previously described cash flow hedging relationship. Based upon current interest rates, approximately $2.1 million of the interest rate hedging loss currently in other comprehensive income is expected to flow through interest expense during the next 12 months.

On the date that the Company entered into the derivative contract, it designated the derivative as a hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge). The Company does not enter into derivative contracts for trading or non-hedging purposes. Currently, the Company's swap agreement is designated as a cash flow hedge and is recognized in the balance sheet at its fair value. Changes in the fair value of the Company's cash flow hedge, to the extent that the hedge is highly effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction through interest expense. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows being hedged) is recorded in current period earnings.

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

When hedge accounting is discontinued due to the Company's determination that the derivative no longer qualifies as an effective cash flow hedge, the Company will continue to carry the derivative on the balance sheet at its fair value but cease to adjust the hedged asset or liability for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Company will continue to carry the derivative on the balance sheet at its fair value, removing from the balance sheet any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings. When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.

2. Debt Covenant Compliance and Liquidity

The Company was not in compliance with certain financial covenants of its $157.0 million credit agreement as of December 30, 2000. On October 17, 2001, we entered into an amendment to the credit agreement which waived the default in exchange for certain restrictive covenants, a security interest in our assets and a limitation on borrowing of $125.0 million. Following the execution of the amendment, we requested and received a waiver of performance under the September 2001 stockholders' equity covenant, and a modification of the performance requirements under the stockholders' equity covenants for October and November 2001, and executed amendments to the credit agreement reflecting such modifications in November and December 2001. As of December 29, 2001, the Company was in compliance with the revised covenants.

The Company's credit agreement contains certain monthly and quarterly financial covenants, which become more restrictive during fiscal 2002 and 2003. The Company anticipates that it will continue to comply in fiscal 2002 and 2003 with the monthly and quarterly financial covenants in the credit agreement. Management's current business plans for the Company anticipate significant improvement in financial position attributable to increases in revenues due to comparable store sales increases, improved working capital management, reduced capital spending, successful implementation of ongoing cost savings initiatives, and improved operating efficiencies. In the event that business conditions worsen, management has identified contingency actions to enable the Company to remain in compliance with the financial covenants. Such actions, including reductions in operating expenses together with lower capital spending, may result in fewer new store openings in fiscal 2003, which may negatively impact revenues.

The Company currently expects to meet the amended credit agreement covenants throughout fiscal 2002 and fiscal 2003; however, if business conditions are other than as anticipated or other unseen events occur and the Company's planned contingency actions are unsuccessful in countering such events, these may impact the Company's ability to remain in compliance. Even if the Company remains in compliance with its monetary covenants, a technical default could result due to a breach of the financial covenants. In the absence of a waiver or amendment to such financial covenants, such non-compliance would constitute a default under the credit agreement, and the lenders would be entitled to accelerate the maturity of the indebtedness outstanding thereunder. In the event that such non-compliance appears likely, or occurs, the Company will seek approval, as it has in the past, from the lenders to renegotiate financial covenants and/or obtain waivers, as required. However, there can be no assurance that future amendments or waivers will be obtained. See "Notes to Consolidated Financial Statements - Note 6."

3. Business Combinations

Fiscal 2000

In May 2000, the Company acquired the assets and operations of two operating natural foods supermarkets located in southern California, for a purchase price of $13.7 million in cash. The acquisition was accounted for using the purchase method and the excess of cost over the fair value of the assets acquired of $12.9 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

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

Results of Pooled Company Prior to Transaction. Separate results of operations for the Company's, Henrys', and Sun Harvest's (including the affiliated entity) operations for the period prior to the transaction are as follows (in thousands):

FISCAL YEAR	1999

Sales:
Wild Oats	$ 593,109
Henry's	74,979
Sun Harvest	53,003
Combined	$ 721,091 =======

Net Income:
Wild Oats	$ 7,355
Henry's	3,542
Sun Harvest	1,591
Combined	$ 12,488 =======

Other Changes in Stockholders' Equity:
Wild Oats	$ 5,939
Henry's	(4,450)
Sun Harvest	(1,198)
Combined	$ 291 =====

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
$ 77,380 ======

The following unaudited pro forma combined results of operations of the Company and the acquired businesses discussed above have been prepared as if the transactions occurred as of the beginning of the respective periods presented (in thousands) (unaudited):

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

4. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

FISCAL YEAR	2001	2000

Machinery and equipment	$ 122,169	$ 117,777
Leasehold improvements	87,185	81,880
Land and building	127	255
Construction in progress	1,253	27,521
	210,734	227,433
Less accumulated depreciation and amortization	(81,812)	(66,819)
	$ 128,922 =======	$ 160,614 =======

Depreciation and amortization expense related to property, plant and equipment totaled approximately $22.7 million, $22.5 million and $19.6 million in fiscal 2001, fiscal 2000 and fiscal 1999, respectively. Property, plant and equipment includes approximately $291,000 of interest capitalized during fiscal 2001, $890,000 during fiscal 2000, and $776,000 during fiscal 1999. The amounts shown above include $994,000 of machinery and equipment which are accounted for as capitalized leases and which have accumulated amortization of $412,000 at December 29, 2001. There were $1,086,000 of machinery and equipment accounted for as capitalized leases as of December 30, 2000, with accumulated amortization of $291,000.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

FISCAL YEAR	2001	2000

Wages and employee costs	$ 20,087	$ 16,510
Sales and personal property taxes	2,822	3,034
Real estate costs	9,688	14,328
Deferred charges and other accruals	7,484	3,562
	$ 40,081 ======	$ 37,434 ======

6. Notes Payable and Long-Term Debt

Notes payable and long-term debt outstanding consists of the following (in thousands):

FISCAL YEAR ENDED	2001	2000

Capitalized leases	$ 370	$ 624
Note payable to related party; 9% interest rate per annum; unsecured	2,000
Bank line of credit due August 1, 2003; bearing interest at one-month LIBOR plus 3.75% (5.9% on December 29, 2001); collateralized by corporate assets	83,436	77,621
Bank term debt due August 1, 2003; bearing interest at one-month LIBOR plus 3.75% (5.9% on December 29, 2001); collateralized by corporate assets	38,823	46,323
	124,629	124,568
Less current portion	(12,338)	(7,729)
	$ 112,291 =======	$ 116,839 =======

The maturities of notes payable and long-term debt are as follows (in thousands):

FISCAL YEAR ENDING
2002	$ 12,338
2003	112,277
2004	14
$ 124,629 ======

The Company has a $125.0 million revolving line of credit. The facility has two separate lines of credit, a revolving line of up to $86.2 million and a term loan of up to $38.8 million, each with a three-year term expiring on August 1, 2003. The interest rate on the facility is either prime plus 2.25% or one-month LIBOR plus 3.75% at our election, and the rates increase by 0.5% starting January 1, 2002 and each six months thereafter through January 2003. The line of credit agreement includes certain financial and other covenants, as well as restrictions on the payment of dividends. In addition, the Company has three letters of credit outstanding as of December 29, 2001 that total $1.3 million and expire in January 2002 ($30,000) and November 2002 ($1.3 million).

As a result of restructuring and asset impairment charges incurred during fiscal 2000, we were not in compliance with the fixed charge coverage ratio and minimum net income covenants under our credit facility as of and for the quarter ended December 30, 2000, and as a result, our lenders issued a notice of default, although no acceleration of outstanding debt was requested. The Company entered into an amendment to its existing credit facility on October 17, 2001, pursuant to which all outstanding defaults were waived in exchange for the modification of certain covenants, a security interest in the Company's assets and a cap on borrowings of $125.0 million. Additional amendments were executed in November and December 2001 to modify the performance requirements under the stockholders' equity covenant for October and November 2001. See "Notes to Consolidated Financial Statements - Note 2."

In September 2000, the Company entered into an interest rate swap to hedge its exposure on variable rate debt positions. Variable rates are predominantly linked to LIBOR as determined by one-month intervals. The interest rate provided by the swap on variable rate debt is 6.6%. At December 29, 2001, the notional principal amount at the interest rate swap agreement was $42.5 million, expiring in August 2003. The notional amount is the amount used for the calculation of interest payments that are exchanged over the life of the swap transaction on the amortized principal balance. In fiscal 2000, the loss included in other comprehensive loss for this cash flow hedge was approximately $12,000. In fiscal 2001, the loss included in other comprehensive loss for this cash flow hedge was approximately $1.2 million.

7. Income Taxes

Income (loss) before income taxes consists of the following (in thousands):

FISCAL YEAR	2001	2000	1999

Domestic	$ (69,370)	$ (24,358)	$ 17,519
Foreign	269	778	448
	$ (69,101) =======	$ (23,580) =======	$ 17,967 =======

Income tax expense (benefit) consists of the following (in thousands):
FISCAL YEAR	2001	2000	1999

Current:
Federal	$ (2,604)	$ (7,690)	$ 4,624
State and foreign	(69)	(454)	1,983
	(2,673) =======	(8,144) =======	6,607 =======

Deferred:
Federal	(21,025)	(373)	(1,019)
State and foreign	(1,491)	(42)	(390)
	(22,516)	(415)	(1,409)
	$ (25,189) =======	$ (8,559) =======	$ 5,198 =======

The differences between the U.S. federal statutory income tax rate and the Company's effective tax rate are as follows:
FISCAL YEAR	2001	2000	1999

Statutory tax rate	(35.0)%	(35.0)%	35.0%

State income taxes (benefit), net of federal income tax benefit	(2.3)	(2.4)	2.1
Tax effect of non-deductible goodwill	0.8	2.5	2.6
Untaxed earnings related to pooled companies			(10.2)
Change in tax status of pooled companies			(4.7)
Other permanent items related to acquisitions			2.9
Other, net	(0.0)	(1.4)	1.2
Effective tax rate	(36.5)% ======	(36.3)% ======	28.9% ======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

FISCAL YEAR	2001	2000

Deferred tax assets:
Inventory-related	911	533
Vacation accrual	2,335	1,727
Real estate accruals	13,023	3,008
Net operating loss carryforward	9,267
Credit carryforward	802
Mark-to-market swap accrual	852
Other	(693)	220
Total deferred tax assets	26,497	5,488
Deferred tax liabilities:
Property-related	(2,129)	(4,488)
Total deferred tax liabilities	(2,129)	(4,488)
Net deferred tax asset	24,368 ======	1,000 ======

Financial statements:
Current deferred tax asset	5,378	1,989
Non-current deferred tax asset	18,990	(989)
Net deferred tax asset	24,368 ======	1,000 ======

During fiscal 2001, fiscal 2000 and fiscal 1999, the Company recognized $102,000, $293,000 and $1.4 million, respectively, as a tax benefit directly to additional paid-in-capital related to noncompensatory stock plans.

At December 29, 2001, the Company had a net operating loss carryforward of $24.7 million, which expires in 2021, and is available to offset future taxable income. Management has concluded that a valuation allowance is not required as it is more likely than not that the Company will be able to realize the benefit of the net operating loss carryforward through the generation of future taxable income.

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

Employees are eligible to participate in the currently authorized offerings if they have been employed by the Company or an affiliate of the Company incorporated in the United States for at least six months preceding October 22, 1996. Employees can have up to 15% of their earnings withheld pursuant to the Purchase Plan and applied on specified purchase dates (currently the last day of each authorized offering) to the purchase of shares of common stock. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering or the relevant purchase date. As of December 29, 2001, there were approximately $340,000 of payroll deductions of which $339,000 were used to purchase 40,089 shares of common stock on December 31, 2001.

The Board suspended participation in the Purchase Plan effective January 29, 2001, when the available pool of shares was substantially exhausted. The Company obtained shareholder approval in May 2001 to increase the pool of stock by 500,000 shares, and participation was resumed in June 2001.

Equity Incentive Plan. The Company's Wild Oats Markets, Inc. 1996 Equity Incentive Plan (the "Incentive Plan") was adopted by the board of directors in August 1996. The Incentive Plan provides for the grant of incentive stock options to employees (including officers and employee-directors) and nonqualified stock options, restricted stock purchase awards and stock bonuses to employees and directors. The exercise price of options granted under the Incentive Plan is determined by the board of directors, provided that the exercise price for an incentive stock option cannot be less than 100% of the fair market value of the common stock on the grant date and the exercise price for a nonqualified stock option cannot be less than 85% of the fair market value of the common stock on the grant date. Outstanding options generally vest over a period of five years and generally expire ten years from the grant date.

Non-qualified Stock Option Plan. In 2001 the Company created the Wild Oats Markets, Inc. 2001 Nonofficer/Nondirector Equity Incentive Plan (the "Non-qualified Plan"). As of December 29, 2001, 486,000 shares of common stock were reserved for issuance under the Non-qualified Plan. The Non-qualified Plan provides for the grant of nonqualified stock options to employees of the Company who are not officers or directors. The exercise price of options granted under the Non-qualified Plan is determined by the board of directors, provided that the exercise price for a nonqualified stock option cannot be less than 85% of the fair market value of the common stock on the grant date. Outstanding options generally vest over a period of five years and generally expire ten years from the grant date.

Individual Stock Option Plans. The Company also created four nonqualified stock option plans, two in May and one in each of September and December of 2001, as inducements to certain executives to accept offers of employment with the Company. The total amount of options available for grant and granted under the four plans is 410,000 shares. Under each plan, the exercise price of the stock options is determined by the board of directors, provided that the exercise price cannot be less than 85% of fair market value of the common stock on the grant date. Outstanding options vest over a four-year period with an expiration date 10 years from the date of grant.

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

FISCAL YEAR	2001	2000	1999

Net income (loss)
As reported	$ (43,912)	$ (15,021)	$ 12,488
Pro forma	$ (46,407)	$ (19,269)	$ 8,855

Basic income (loss) per share
As reported	$ (1.80)	$ (0.65)	$ 0.55
Pro forma	$ (1.90)	$ (0.83)	$ 0.39

Diluted income (loss) per share
As reported	$ (1.80)	$ (0.65)	$ 0.53
Pro forma	$ (1.90)	$ (0.83)	$ 0.38

The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following weighted-average assumptions:

FISCAL YEAR	2001	2000	1999

Estimated dividends	None	None	None
Expected volatility	52%	68%	46%
Risk-free interest rate	1.8%	4.8%	5.6%
Expected life (years)	0.5	0.5	0.5
Weighted-average fair value per share	$2.40	$1.16	$4.96

The fair value of each option grant under the Company's aggregated incentive and nonqualified stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

FISCAL YEAR	2001	2000	1999

Estimated dividends	None	None	None
Expected volatility	52%	68%	46%
Risk-free interest rate	4.55%	5.75%	5.6%
Expected life (years)	4.8	7.0	7.0

A summary of the status of the Company's aggregated incentive and nonqualified stock options plans as of the 2001, 2000 and 1999 fiscal year ends and changes during the years ending on those dates is presented below:

	Number of Shares	Weighted Average Exercise Price

Outstanding as of January 2, 1999	1,419,354	$ 10.49

Granted	809,665	$ 20.18
Forfeited	(165,632)	$ 16.80
Exercised	(255,179)	$ 7.26
Outstanding as of January 1, 2000	1,808,208	$ 14.68

Granted	881,832	$ 10.13
Forfeited	(203,434)	$ 18.53
Exercised	(86,777)	$ 7.55
Outstanding as of December 30, 2000	2,399,829	$ 12.94

Granted	2,226,465	$ 8.04
Forfeited	(1,136,109)	$ 11.36
Exercised	(134,252)	$ 6.57
Outstanding as of December 29, 2001	3,355,933 ========	$ 10.36 ======

The following table summarizes information about incentive and nonqualified stock options outstanding and exercisable at December 29, 2001:
OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
			Weighted-		Weighted-
Range Of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$2.65 - 5.30	78,568	6.1 years	4.19	45,628	4.14
$5.30 - 7.95	1,265,149	8.6	7.22	267,063	7.04
$7.95 - 10.60	1,236,589	9.2	9.20	218,951	8.99
$10.60 - 13.25	177,590	7.0	11.82	103,842	11.60
$13.25 - 15.90	43,406	6.5	15.01	43,406	15.01
$15.90 - 18.55	262,434	5.4	17.04	190,168	16.96
$18.55 - 21.20	123,406	7.3	19.86	73,395	19.61
$21.20 - 23.85	99,183	7.6	22.24	40,699	22.26
$23.85 - 26.50	69,608	7.5	26.50	27,856	26.50
	3,355,933 ========	8.3	10.36	1,011,008 ========	12.07

At December 29, 2001, 1,147,945 shares were available for future grant under the Incentive Plan, and  53,200 shares were available for future grant under the Non-qualified Plan. At December 29, 2001 and December 30, 2000, options for 1,011,008 and 975,708 shares with weighted average exercise prices of $12.07 and $12.07, respectively, were exercisable. The weighted-average grant-date per-share fair values of options granted during fiscal 2001, fiscal 2000 and fiscal 1999 were $8.04, $10.13 and $20.18, respectively.

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

In April 2000, the Company was named as defendant in S/H -Ahwatukee, LLC and YP- Ahwatukee LLC v. Wild Oats Markets, Inc., Superior Court of Arizona, Maricopa County, by a landlord alleging Wild Oats breached a continuous operations clause arising from the closure of a Phoenix, Arizona store. The landlord dismissed the same suit, filed in 1999, without prejudice in 1999, after the Company presented a possible acceptable subtenant, but subsequently rejected the subtenant. Plaintiff claimed $1.5 million for diminution of value of the shopping center plus accelerated rent, fees and $360,000 in attorneys' fees and costs. After trial in November 2001, the judge awarded the plaintiff $326,000 in damages and $210,000 in attorneys' fees.

In January 2001, the Company was named as defendant in Glades Plaza, LP v. Wild Oats Markets, Inc., a suit filed in the 15th Judicial Circuit Court, Palm Beach County, Florida, by a landlord alleging we breached our lease obligations when we gave notice of termination of the lease for landlord's default in not timely turning over the premises. The parties negotiated a settlement pursuant to which the Company terminated its lease obligations and paid $220,000 to the plaintiff in return for a full release from all lease liability and termination of the lawsuit.

In October 2000 we were named as defendant in 3601 Group Inc. v. Wild Oats Northwest, Inc., Wild Oats, Inc. and Wild Oats Markets, Inc., a suit filed in Superior Court for King County, Washington, by a property owner who claims that Alfalfa's Inc., our predecessor on interest, breached a lease in 1995 related to certain property in Seattle, Washington. We believe that Alfalfa's properly terminated the lease pursuant to certain conditions precedent to its obligations thereunder. Since filing its claim, Plaintiff has increased its damages claim from $377,000 to $2.4 million. The parties are currently in discovery. We have filed a motion for summary judgment, which is currently scheduled for a hearing in May 2002. A trial date has been set in June 2002.

In January 2002, we were named as defendant in Michael C. Gilliland and Elizabeth C. Cook v. Wild Oats Markets, Inc., a suit filed in Boulder District Court, Boulder County, Colorado by former officers and directors, and holders of more than 5% of the Company's outstanding stock, for $2.0 million in principal on a promissory note, together with interest at a 15% default rate and attorneys' fees. The plaintiffs loaned the Company $2.0 million in January 2001. The Company executed a demand note for the loan. The plaintiffs demanded payment under the note in January 2002 and filed suit when they did not receive payment within the period specified. In March 2002, the parties entered into a settlement agreement dismissing the suit, pursuant to which the Company has agreed to a repayment schedule for the loan, together with interest at 9% per annum, from cash and equity proceeds over a five-month period, and the plaintiffs have agreed to a $200,000 offset against the principal balance of the loan for outstanding receivables alleged to be due to the Company.

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

11. Commitments

The Company has numerous operating leases related to facilities occupied and store equipment. These leases generally contain renewal provisions at the option of the Company. Total rental expense (consisting of minimum rent and contingent rent) under these leases was $37.6 million, $34.5 million and $25.5 million during fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

Future minimum lease payments under noncancelable operating leases as of December 29, 2001 are summarized as follows (in thousands):

FISCAL YEAR

2002	$ 31,855
2003	31,323
2004	29,237
2005	27,941
2006	26,139
Thereafter	254,511
Total minimum lease payments	$ 401,006 =======

Minimum rentals for operating leases do not include contingent rentals which may become due under certain lease terms which provide that rentals may be increased based on a percentage of sales. During fiscal 2001, fiscal 2000 and fiscal 1999, the Company paid contingent rentals of $734,000, $445,000 and $938,000, respectively.

Included in the $401.0 million of minimum lease payments is $29.1 million, which is related to lease costs for closed stores. The Company is actively working to defease these payments through assignments, subleases or terminations of the lease obligations.

As of December 29, 2001, the Company had commitments under construction contracts totaling $1.3 million.

In fiscal 1999, we entered into a supply agreement with Nutricia (formerly GNP), under which Nutricia manufactures for us certain private label vitamins and supplements. The agreement has a three-year term, but is terminable by either party with advance notice. We have certain minimum per-product purchase requirements that have led, in the past, to the Company being obligated for past dated products where the minimum product purchased could not be sold prior to expiration. We have no supply contracts with the majority of our smaller vendors, who could discontinue selling to us at any time. Although we believe that we could develop alternative sources of supply, any such termination may create a short-term disruption in store-level merchandise selection.

12. Restructuring and Asset Impairment Charges

Fiscal 2001

As a result of hiring a new chief executive officer just prior to the beginning of the second quarter of fiscal 2001 and a comprehensive review conducted by the new chief executive officer of the business and strategic repositioning efforts of the Company during the second quarter of fiscal 2001, management identified and committed to a restructuring plan during the second quarter of fiscal 2001 and has recorded a restructuring and asset impairment charge of $54.8 million (such asset impairments were recorded in accordance with SFAS 121, Accounting for the Impairment of Long-lived Assets and for Assets to be Disposed of). The significant components of the charge are as follows:

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
2.3 million

Lease-related liabilities for store construction project discontinuation
0.6 million

Severance for employees terminated during the second quarter of fiscal 2001
2.5 million

Total
$ 38.9 million ===========

Details of the significant components of the charge are as follows:

-   Change in estimate related to fixed asset impairments for previously identified sites held for disposal ($1.5 million) - During the second quarter of fiscal 2001, the Company determined that these fixed assets were not compatible with a new store design. Due to the new store design, such assets could not be relocated as contemplated under the original restructuring plan. As a result, the Company determined it could not recover the previously estimated carrying value of these assets, and therefore recognized an impairment charge and disposed of the assets during the second quarter of fiscal 2001.

-   Change in estimate related to lease-related liabilities for previously identified sites for closure ($15.9 million) - During the second quarter of fiscal 2001, the Company determined that additional periods of time are necessary to dispose of certain lease obligations. This determination was driven by results of current disposition efforts by the Company, and is attributable to deteriorating real estate markets in certain regions, existing lease obligation at above-market rates, and unattractive site characteristics. The charge for exit costs assumes, based on the Company's current results of disposition efforts, that the Company will be successful in disposing of these long-term lease obligations within the next five years. Facts and circumstances can change in the future with respect to the above attributes affecting the ultimate resolution of these exit costs. The Company will make appropriate adjustments to the restructuring liabilities contemporaneous with the change in facts and circumstances.

-   Fixed asset impairments for three additional stores identified in the second quarter of fiscal 2001 to be abandoned, closed, or sold by the end of fiscal 2001 ($1.8 million) - During the second quarter of fiscal 2001, the Company became involved in litigation filed by the landlord of a site under construction. The Company decided not to proceed with the opening of the store and consequently abandoned the site and the related fixed assets (leasehold improvements) totaling $1.5 million during the second quarter of fiscal 2001. Additionally, the fixed assets of two other stores that were scheduled to be closed by the end of fiscal 2001 comprised the remaining $300,000 of the charge.

-   Fixed asset impairments for subleased properties identified during the second quarter of fiscal 2001 ($1.7 million) - These asset impairments relate to leasehold improvements made by the Company in subleased properties for specific subtenants. During the second quarter of fiscal 2001, certain subtenants either vacated the improved properties without prior notice or gave notice to the Company that they planned to vacate the properties shortly, and certain other subtenants were in financial distress and in one case, had filed for bankruptcy protection. The Company determined that it could not recover the carrying value of these build-to-suit leasehold improvements and therefore recognized an impairment charge. Certain of these assets were disposed of during the second quarter of fiscal 2001 and the remainder of which are to be disposed of by the end of fiscal 2001.

-   Lease-related liabilities for subleased properties identified during the second quarter of fiscal 2001 ($10.0 million) - During the second quarter of fiscal 2001, certain subtenants either vacated the improved properties without prior notice or gave notice to the Company that they planned to vacate the properties shortly. The Company also was informed in the second quarter that certain other subtenants were in financial distress and in one case, had filed for bankruptcy protection. The lease-related liabilities represent the Company's estimate to dispose of these lease obligations based on current disposition efforts by the Company, and is attributable to deteriorating real estate markets in certain regions, existing lease obligations at above-market rates, and unattractive site characteristics. The charge for exit costs assumes, based on the Company's current results of disposition efforts, that the Company will be successful in disposing of these long-term lease obligations within the next five years. Facts and circumstances can change in the future with respect to the above attributes affecting the ultimate resolution of these exit costs. The Company will make appropriate adjustments to the restructuring liabilities contemporaneous with the change in facts and circumstances.

-   Fixed asset impairments for regional and departmental office closures and consolidations during the second quarter of fiscal 2001 ($3.0 million) - As part of the Company's reorganization during the second quarter of fiscal 2001, the Company reduced its regional offices from 11 to five offices, and eliminated much of its construction department. In conjunction with these modifications to regional and departmental structures, the Company determined that it could not recover the carrying value of the fixed assets used by certain regional and departmental offices and the construction department and therefore recognized an impairment charge and disposed of the assets during the second quarter of fiscal 2001.

-   Fixed asset impairments for store construction project discontinuation ($2.3 million) - During the second quarter of fiscal 2001, the Company determined that a new store design was required and construction of new stores and expansion and remodel activities at existing stores based on the previously developed designs would be abandoned to incorporate the new store design changes. Assets in this charge included abandoned construction in progress (primarily leasehold improvements). The Company determined that it could not recover the carrying value of these fixed assets, and therefore recognized an impairment charge and disposed of the assets during the second quarter of fiscal 2001.

-   Severance for employees terminated during the second quarter of fiscal 2001 ($2.5 million) - During the second quarter of fiscal 2001, 104 of the Company's 9,000 employees were terminated as part of the Company's restructuring plan. The terminated employee groups were regional store support, construction and new store development, and corporate office personnel. As of December 29, 2001, $2.4 million of involuntary termination benefits had been paid to terminated employees; the remaining benefits of $136,000 will be paid during the first half of fiscal 2002.

In addition to the $38.9 million of restructuring charges described above, management has also identified asset impairment charges of $15.9 million in accordance with the provisions of SFAS 121 related to five stores held for use. The assets became impaired in the second quarter of fiscal 2001 because the projected future cash flows of each store at that time were not sufficient to fully recover the carrying value of the stores' long-lived assets. In determining whether an impairment exists, the Company estimates the store's future cash flows on an undiscounted basis, and if the cash flows are not sufficient to recover the carrying value, then the Company uses a discounted cash flow based on a risk-adjusted discount rate, to adjust its carrying value of the assets and records a provision for impairment as appropriate. The Company believes the weak performance from the stores included in the asset impairment charge were caused by significant budget overruns in construction (one store), poor site location (two stores) or insufficient advertising in new regional markets (two stores). The Company continually reevaluates its stores' performance to monitor the carrying value of its long-lived assets in comparison to projected cash flows. Elements that could contribute to impairment of long-lived assets include new competition, overruns in construction costs, or poor operating results caused by a variety of factors, including improper site selection, insufficient advertising, or changes in local, regional or national economies. The Company is currently reevaluating its store format and construction procedures to reduce the likelihood of construction cost overruns, and has increased its projected preopening costs per new store to increase the level of new store advertising. Site selection criteria are also being reevaluated in light of the results of the Company's comprehensive review of its operations and ideal customer demographics. There is no assurance that in the future, additional long-lived assets will not be deemed impaired.

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

During the fourth quarter of fiscal 2001, we recorded restructuring income of $5.7 million consisting of the following components:

Change in estimate related to lease-related liabilities for sites previously identified for closure or sale that were closed, sold or disposed of during the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002

Change in estimate related to lease-related liabilities for sites previously identified for closure or sale that were closed, sold or disposed of during the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002

$ (10.1 million)

Change in estimate related to fixed asset impairments for four stores previously identified for closure or sale
(1.6 million)

Change in estimate related to lease-related liabilities for four stores previously identified for closure or sale
(1.1 million)

Fixed asset impairments for three additional stores and one support facility identified during the fourth quarter of fiscal 2001
3.3 million

Lease-related liabilities for three additional stores and one support facility identified during the fourth quarter of fiscal 2001
3.6 million

Severance for employees terminated during the fourth quarter of fiscal 2001
0.2 million

Total restructuring income
$ (5.7 million) ===========

-   Change in estimate related to lease-related liabilities for sites previously identified for closure or sale that were closed, sold or disposed of during the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002 ($10.1 million of restructuring income) - During the fourth quarter of fiscal 2001, we sold two stores in San Anselmo and Sacramento, California, in related transactions; we subsequently sold two additional stores in Berkeley and Sunnyvale, California, to the same purchaser of the other northern California stores. In conjunction with these transactions, the purchaser assumed the lease-related obligations associated with these stores. Based on this change in facts and circumstances, we reversed the remaining lease-related liabilities previously recorded for these stores and therefore recognized restructuring income of $3.7 million during the fourth quarter of fiscal 2001. During the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002, we also terminated lease obligations for sites in Madison, New Jersey and Boca Raton, Florida, respectively; based on this change in facts and circumstances, we reversed the remaining lease-related liabilities previously recorded for these stores and therefore recognized restructuring income of $6.4 million during the fourth quarter of fiscal 2001.

-   Change in estimate related to fixed asset impairments for four stores previously identified for closure or sale ($1.6 million of restructuring income) - Due to changes in facts and circumstances during the fourth quarter of fiscal 2001, we determined that four stores previously identified as sites held for disposal would continue to operate in their existing locations. Three of the stores were expected to be closed in conjunction with the Company's opening of new stores in the respective trade areas; however, during the fourth quarter of fiscal 2001, the Company decided to abandon the new store sites and continue to operate the existing stores. With regard to the fourth store, management decided in the fourth quarter of fiscal 2001 to continue to operate the store in its existing location after completing a competitive analysis of the market area and a reevaluation of the operations of the store in the fourth quarter of fiscal 2001, which showed that the store was achieving acceptable performance levels and demonstrating positive performance trends following the implementation of the Fresh Look program late in the third quarter of fiscal 2001. As a result, we reversed the restructuring charge previously recorded for the fixed asset impairments related to these four stores and therefore recognized restructuring income of $1.6 million during the fourth quarter of fiscal 2001.

-   Change in estimate related to lease-related liabilities for four stores previously identified for closure or sale ($1.1 million of restructuring income) - Due to changes in facts and circumstances during the fourth quarter of fiscal 2001, we determined that four stores previously identified as sites held for disposal would continue to operate in their existing locations. Three of the stores were expected to be closed in conjunction with the Company's opening of new stores in the respective trade areas; however, during the fourth quarter of fiscal 2001, the Company decided to abandon the new store sites and continue to operate the existing stores. With regard to the fourth store, management decided in the fourth quarter of fiscal 2001 to continue to operate the store in its existing location after completing a competitive analysis of the market area and a reevaluation of the operations of the store in the fourth quarter of fiscal 2001, which showed that the store was achieving acceptable performance levels and demonstrating positive performance trends following the implementation of the Fresh Look program late in the third quarter of fiscal 2001. As a result, we reversed the restructuring charge previously recorded for the long-term lease obligations related to these four stores and therefore recognized restructuring income of $1.1 million during the fourth quarter of fiscal 2001.

-   Fixed asset impairments for three additional stores and one support facility identified in the fourth quarter of fiscal 2001 to be closed or sold by the second quarter of fiscal 2002 ($3.3 million of restructuring expense) - During the fourth quarter of fiscal 2001, we decided to close two stores in fiscal 2002 following the negotiation of a lease obligation settlement for one store in the fourth quarter of fiscal 2001 and the completion of an operations analysis for the other store, which showed that the intensive Fresh Look marketing and merchandising efforts initiated at the store early in the fourth quarter of 2001 were not improving the store's sales and profit trends. We also decided to close one support facility in the second quarter of fiscal 2002 after determining in the fourth quarter of fiscal 2001 to outsource the operations of the support facility to an identified external food service supplier. We determined that we could not recover the carrying value of the fixed assets at these locations and therefore recognized an impairment charge. Certain of these assets were disposed of during the first quarter of fiscal 2002, and the remainder will be disposed of by the end of the second quarter of fiscal 2002.

During the fourth quarter of fiscal 2001, we also decided to abandon construction of a new store in Kansas City, Missouri, due to location and parking-related issues. Assets in this charge included abandoned construction in progress (primarily leasehold improvements). We determined that we could not recover the carrying value of these fixed assets and therefore recognized an impairment charge and disposed of the assets during the fourth quarter of fiscal 2001.

-   Lease-related liabilities for three additional stores and one support facility identified during the fourth quarter of fiscal 2001 to be closed or sold by the second quarter of fiscal 2002 ($3.6 million of restructuring expense) - During the fourth quarter of fiscal 2001, we decided to close two stores in fiscal 2002 following the negotiation of a lease obligation settlement for one store in the fourth quarter of fiscal 2001 and the completion of an operations analysis for the other store, which showed that the intensive Fresh Look marketing and merchandising efforts initiated at the store early in the fourth quarter of 2001 were not improving the store's sales and profit trends. We also decided to close one support facility in the second quarter of fiscal 2002 after determining in the fourth quarter of fiscal 2001 to outsource the operations of the support facility to an identified external food service supplier. The lease-related liabilities for these locations represent our estimate to dispose of these lease obligations based on current disposition efforts, and is attributable to deteriorating real estate markets in certain regions, existing lease obligations at above-market rates, and unattractive site characteristics. The charge for exit costs assumes, based on our current results of disposition efforts, that the Company will be successful in disposing of these long-term lease obligations within the next five years. Facts and circumstances can change in the future with respect to the above attributes affecting the ultimate resolution of these exit costs. We will make appropriate adjustments to the restructuring liabilities contemporaneous with the change in facts and circumstances.

During the fourth quarter of fiscal 2001, we also decided to abandon construction of a new store in Kansas City, Missouri due to location and parking-related issues. We terminated the lease obligation for $155,000 during the fourth quarter of fiscal 2001.

-   Severance for employees terminated during the fourth quarter of fiscal 2001 ($0.2 million) - During the fourth quarter of fiscal 2001, 33 employees were terminated in conjunction with the closure of four support facilities during the fourth quarter of fiscal 2001. The employees were notified of their involuntary termination during the fourth quarter of fsical 2001. As of December 29, 2001, $98,000 of involuntary termination benefits had been paid to terminated employees; the remaining benefits of $57,000 will be paid during the first half of fiscal 2002.

Sales and store contribution to profit (sales less cost of goods sold, occupancy costs, and direct store expenses) for the fiscal year ended December 29, 2001, December 30, 2000 and January 1, 2000 for stores that were held for disposal are as follows (unaudited, in thousands):

	2001	2000	1999

Sales	$ 35,171	$ 95,242	$ 138,506

Store contribution to profit	$ (1,979)	$ 146	$ 9,452

The effect of suspending depreciation for assets held for disposal was approximately $913,000, $1.7 million and $416,000 for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000, respectively.

The carrying value of those assets held for disposal as of December 29, 2001 and December 30, 2000 was approximately $125,000 and $509,000, respectively.

In addition to the restructuring charges described above, management also identified asset impairment charges of $5.0 million in accordance with the provisions of SFAS 121 related to four stores held for use. These assets became impaired in the fourth quarter of fiscal 2001 because the projected future cash flows of each store at that time were not sufficient to fully recover the carrying value of the stores' long-lived assets. In determining whether an impairment exists, we estimate the store's future cash flows on an undiscounted basis, and if the cash flows are not sufficient to recover carrying value, then the Company uses a discounted cash flow based on a risk-adjusted discount rate, to adjust its carrying value of the assets and records a provision for impairment as appropriate. We believe the weak performance from the stores included in the asset impairment charge were caused by poor site location (two stores) or insufficient advertising in new regional markets (two stores). We continually reevaluate our stores' performance to monitor the carrying value of long-lived assets in comparison to projected cash flows. Elements that could contribute to impairment of long-lived assets include new competition, overruns in construction costs, or poor operating results caused by a variety of factors, including improper site selection, insufficient advertising, or changes in local, regional or national economies. We are currently reevaluating the store format and construction procedures to reduce the likelihood of construction cost overruns, and have increased our projected pre-opening costs per new store to increase the level of new store advertising. Site selection criteria are also being reevaluated in light of the results of the Company's comprehensive review of all operations and ideal customer demographics. There is no assurance that in the future, additional long-lived assets will not be impaired.

Fiscal 2000

During the second quarter of fiscal 2000, the Company's management made certain decisions relating to the strategic repositioning of the Company's operations which resulted in a restructuring and asset impairment charge of $20.6 million. These decisions included the closure of three natural foods stores during the second quarter of fiscal 2000 ($4.7 million); the planned sale or closure of seven stores during the remainder of fiscal 2000 ($9.9 million); exit costs of previously closed or abandoned sites ($5.6 million); and the discontinuance of e-commerce activities ($400,000). The $5.6 million charge related to changes in estimates for previously closed or abandoned sites. The significant components of the $5.6 million charge were (a) $3.6 million of additional lease-related liabilities, and (b) $2.0 million of fixed asset impairments for 15 previously closed stores. Components of the restructuring and asset impairment charge consist of impairment of fixed ($8.9 million) and intangible assets ($6.4 million); and noncancelable lease obligations and liabilities ($5.3 million). Substantially all of the restructuring charges are non-cash expenses.

During the fourth quarter of fiscal 2000, the Company expanded its strategic repositioning and, as a part of such expansion, decided to close or sell twelve under performing stores. This decision resulted in an additional restructuring and asset impairment charge of $21.4 million. This restructuring charge consists primarily of costs associated with the abandonment of fixed ($13.6 million) and intangible assets ($1.7 million) and noncancelable lease obligations and lease-related liabilities ($6.1 million). Substantially all of the restructuring charges are non-cash expenses.

The assets written off as part of the second and fourth quarter fiscal 2000 charges consist of the following:

Goodwill impairment	$ 8,041,000
Leasehold interest impairment	2,537,000
Fixed asset impairment	20,030,000
Total	$ 30,608,000 =========

During the first quarter of fiscal 2001, one natural foods store was closed in Denver, Colorado as part of the fiscal 2000 restructuring plans. An additional store was closed in the first quarter of fiscal 2002. Five of the identified stores were sold in the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002. With regard to the current status of the Company's fiscal 2000 restructuring plans, as of March 1, 2002, 20 of the 22 stores identified in fiscal 2000 for closure or sale have been closed or sold. The remaining two stores have been removed from the Company's closure or sale list due to changes in facts and circumstances. A summary of restructuring activity by store count is as follows:
	RESTRUCTURING STORE COUNT
	Fiscal Year Ending		Period Ending
			March 1,
	2000	2001	2002
Stores remaining at commencement of period		9	6
Stores identified in fiscal 2000 for closure or sale	22
Stores identified in fiscal 2001 for closure or sale		6
Identified stores closed or abandoned	(10)	(3)	(2)
Identified stores sold	(3)	(2)	(3)
Reversal of stores identified for closure or sale		(4)
Identified stores remaining at period end	9 ==	6 ==	1 ==

The following table summarizes accruals related to all of the Company's restructuring plans during fiscal 2000 and 2001 (in thousands):

EXIT PLANS	1999 and prior	Q2 2000	Q4 2000	Q2 2001	Q3 2001	Q4 2001	Total

Balance, Jan 1, 2000	$ 1,868						$ 1,868
New accruals:
Lease-related liabilities	1,987	$ 3,142	$ 6,041				11,170
Cash paid - lease-related liabilities	(1,744)	(967)	(448)				(3,159)
Balance, Dec 30, 2000	2,111	2,175	5,593				9,879
New accruals:
Severance				$ 2,511		$ 155	2,666
Lease-related liabilities	3,261	2,242	(427)	10,458	$ 108	3,822	19,464
Cash paid - Severance				(2,375)		(98)	(2,473)

Cash paid - lease-related liabilities	(2,914)	(1,955)	(1,862)	(492)	(21)		(7,244)
Stock options in lieu of cash			(43)				(43)
Cash received -lease-related liabilities			800				800
Balance, Dec 29, 2001	$ 2,458* ======	$ 2,462* ======	$ 4,061* ======	$10,102** =======	$ 87* ====	$3,879*** ========	$ 23,049 =======

* The restructuring accrual balance consists of lease-related liabilities.
** The restructuring accrual balance consists of $10.0 million for lease-related liabilities and $0.1 million for employee termination benefits.
*** The restructuring accrual balance consists of $3.8 million for lease-related liabilities and $57,000 for employee termination benefits.

As of December 29, 2001, the components of the accruals related to the Company's restructuring activities are accrued liabilities ($6.6 million) and other long-term obligations ($16.4 million).

13. 401(k) Plan

The Company maintains a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering the Company's employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 15% of their annual compensation or the statutorily prescribed annual limit ($10,500 in fiscal 2001) and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions to the 401(k) Plan by the Company in an amount determined by the Company prior to the end of each plan year. Total Company contributions during fiscal 2001, fiscal 2000 and fiscal 1999 were approximately $1.1 million, $1.0 million and $557,000, respectively. The trustees of the 401(k) Plan, at the direction of each participant, invest the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code.

In January 2002, the Company was notified by its 401(k) trustee, Advisors Trust Company, that effective April 1, 2002, the trustee would no longer provide trustee services for 401(k) plans. The Company selected a new plan administrator and a new trustee after extensive research and interviews. The Company is currently in the process of transferring the existing plan accounts to the new trustee. Company employees have been notified that they will be unable to make withdrawals from or change the investment designations of their accounts until the transfer, which is estimated to take six to eight weeks, has been completed.

The Company, through Henry's, also sponsored a 401(k) plan in fiscal 1999 covering Henry's employees with at least 12 months of service. Contributions are discretionary. Henry's contributed $90,000 to this 401(k) plan for fiscal 1999.

The Company, through Sun Harvest, also sponsored a 401(k) plan in fiscal 1999 covering Sun Harvest employees with at least 12 months of service. Contributions are discretionary. Sun Harvest contributed $36,000 to this 401(k) plan for fiscal 1999.

14. Stockholder Rights Plan

The Company has a stockholder rights plan having both "flip-in" and "flip-over" provisions. Stockholders of record as of May 22, 1998 received the right ("Right") to purchase a fractional share of preferred stock at a purchase price of $145 for each share of common stock held. In addition, until the Rights become exercisable as described below and in certain limited circumstances thereafter, the Company will issue one Right for each share of common stock issued after May 22, 1998. For the "flip-in provision," the Rights would become exercisable only if a person or group acquires beneficial ownership of 15% (the "Threshold Percentage") or more of the outstanding common stock. Holdings of certain existing affiliates of the Company are excluded from the Threshold Percentage. In that event, all holders of Rights other than the person or group who acquired the Threshold Percentage would be entitled to purchase shares of common stock at a substantial discount to the then-current market price. This right to purchase common stock at a discount would be triggered as of a specified number of days following the passing of the Threshold Percentage. For the "flip-over" provision, if the Company was acquired in a merger or other business combination or transaction, the holders of such Rights would be entitled to purchase shares of the acquiror's common stock at a substantial discount. In February 2002, the rights plan was amended to remove certain provisions related to continuing control of modification and operation of the rights plan by certain directors.

15. Deferred Compensation Plan

Effective fiscal 1999, the Company maintains a nonqualified Deferred Compensation Plan (the "DCP") for certain members of management. Eligible employees may contribute a portion of base salary or bonuses to the plan annually. The DCP provides for additional matching contributions by the Company in an amount determined by the Company prior to the end of each plan year. Total Company matching contributions to the DCP during fiscal 2001, fiscal 2000 and fiscal 1999 were approximately $26,000, $75,000 and $21,000, respectively.

16. Quarterly Information (Unaudited)

The following interim financial information presents the fiscal 2001 and fiscal 2000 consolidated results of operations on a quarterly basis (in thousands, except per-share amounts):

QUARTER ENDED
	March 31, 2001	June 30, 2001	September 29, 2001	December 29, 2001

Statement of Operations Data:
Sales	$ 219,499	$ 229,383	$ 222,168	$ 222,129
Gross profit	66,409	66,378	63,543	62,218
Net loss	$ (118) =====	$ (38,120) =======	$ (2,898) =======	$ (2,776) =======

Basic net loss per common share:
Basic loss per common share	$ (0.00) =====	$ (1.55) =====	$ (0.12) =====	$ (0.13) =====

Diluted net loss per common share:
Diluted loss per common share	$ (0.00) =====	$ (1.55) =====	$ (0.12) =====	$ (0.13) =====

QUARTER ENDED
	April 1, 2000	July 1, 2000	September 30, 2000	December 30, 2000

Statement of Operations Data:
Sales	$ 211,241	$ 212,772	$ 207,201	$ 206,917
Gross profit	66,524	66,339	62,254	61,034
Net income (loss)	$ 5,334 =====	$ (8,780) =====	$ 1,075 =====	$ (12,650) =====

Basic net income (loss) per common share:
Basic income (loss) per common share	$ 0.23 =====	$ (0.38) =====	$ 0.05 =====	$ (0.55) =====

Diluted net income (loss) per common share:
Diluted income (loss) per common share	$ 0.23 =====	$ (0.38) =====	$ 0.05 =====	$ (0.55) =====

17. Related Party Transactions

Elizabeth C. Cook and Michael C. Gilliland, former executive officers and directors of the Company, each own a one-third interest in Pretty Good Groceries, Inc. ("PGG"), which in the past operated two grocery stores, and currently operates one store in Boulder, Colorado. Through January 2002, PGG purchased certain items through the Company's volume purchase discount programs with its distributors, and also purchased items from the Company's commissaries and warehouses at cost. The Company had a receivable of approximately $80,000 at December 29, 2001 related to the purchases by PGG of goods from the Company or its suppliers. The receivable was paid as part of the settlement of litigation described below. At December 29, 2001, the Company also had a receivable for certain personal expenses of Mr. Gilliland and Ms. Cook, the amount of which was in dispute.

Ms. Cook and Mr. Gilliland are trustees of Wild Oats Community Foundation ("Foundation"), a non-profit organization formed by Ms. Cook and Mr. Gilliland to provide health-related services. During fiscal 1998 and fiscal 1999, the Foundation entered into sublease arrangements with the Company for space adjacent to three of the Company's stores leased by the Company. In fiscal 2001, the sublease obligations between the Foundation and the Company were terminated, and other subtenants were placed in two of the three wellness center locations. The third primary lease for space sublet by the Foundation expired by its own terms. The Company had a small receivable related to subtenant rent due from the Foundation, which was paid as part of the settlement of the litigation described below.

In May 1998, PGG II, a limited liability company two-thirds owned by Mr. Gilliland and Ms. Cook purchased a small underperforming store in Boulder, Colorado from the Company. PGG II paid the wholesale cost of the inventory in the store at time of transfer. PGG II disputed whether there was consideration due for equipment transferred to PGG II as part of the original purchase transaction, and the parties reached a settlement on the value of the equipment as part of the settlement of the litigation described below.

In January 2001, the Company borrowed $2.0 million from Ms. Cook and Mr. Gilliland. The loan was evidenced by a demand note that bears interest at 9.0% per annum and default rate interest at 15% per annum. Mr. Gilliland and Ms. Cook filed suit against the Company in January 2002 for payment of the note after demand was made but payment was not received. See "Notes to Consolidated Financial Statements - Note 10 - Litigation." In March 2002 the parties settled the litigation through execution of a settlement agreement under which the plaintiffs agreed to a $200,000 offset against the principal balance of the loan in settlement of certain identified receivables alleged to be due to the Company, and the Company agreed to repayment of the balance of the loan, together with interest at 9% per annum, over a five-month period from cash and proceeds of equity securities.

In fiscal 2000, the Company recorded a note receivable in the amount of approximately $75,000 from Bacchus Beverage Corporation, an entity owned by Patrick Gilliland, Mr. Gilliland's brother, which was a subtenant in excess space located adjacent to one of the Company's stores. In March 2002, the Company agreed to extinguish the remaining balance on the note in exchange for a $35,000 cash payment.

In March 2001, Perry D. Odak, the Company's Chief Executive Officer and President, and a director of the Board, purchased 1,332,649 shares of Common Stock for $6.969 per share for an aggregate purchase price of $9.28 million. Mr. Odak paid $13,326 in cash and executed a full recourse, five-year promissory note for the balance of $9,273,905 to the Company, with interest accruing at 5.5% percent per annum, compounding semiannually.

If the Company issues additional shares of Common Stock such that Mr. Odak's share of Common Stock represents less than 5%, Mr. Odak has the right to purchase such additional shares of Common Stock sufficient to maintain his interest at 5% of the outstanding Common Stock, provided that Mr. Odak will not acquire more than 300,000 shares in the aggregate.

Schedule II
WILD OATS MARKETS, INC.
Valuation and Qualifying Accounts and Reserves
(in thousands)

Allowance For Doubtful Accounts for the Fiscal Years Ended:	Balance At Beginning Of Year	Charged To Expenses	Write-Offs	Balance At End Of Year

January 1, 2000	$159	155	(55)	$259

December 30, 2000	$259	293	(197)	$355

December 29, 2001	$355	1,575	(860)	$1,070

Inventory Reserve for the Fiscal Years Ended:	Balance At Beginning Of Year	Charged To Expenses	Write-Offs	Balance At End Of Year

January 1, 2000	$586	1,713	(969)	$1,330

December 30, 2000	$1,330	1,786	(1,633)	$1,483

December 29, 2001	$1,483	1,784	(600)	$2,667

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None reported.

PART III.

Item 10.
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included under the captions "Election of Directors" and "Executive Compensation-Management-Executive Officers" in our definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 7, 2002, to be filed with the Commission on or before April 5, 2002, is incorporated herein by reference.

Item 11.
EXECUTIVE COMPENSATION

The information included under the caption "Executive Compensation" in our definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 7, 2002, to be filed with the Commission on or before April 5, 2002, is incorporated herein by reference.

Item 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

The information included under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 7, 2002, to be filed with the Commission on or before April 5, 2002, is incorporated herein by reference.

Item 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included under the caption "Directors and Executive Officers - Certain Transactions" in our definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 7, 2002, to be filed with the Commission on or before April 5, 2002, is incorporated herein by reference.

PART IV.

Item 14.
EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
SCHEDULE AND REPORTS ON FORM 8-K

(a)	Financial Statements and Financial Statement Schedule. The following are filed as a part of this Report on Form 10-K:
(1)	Report of Management

Reports of Independent Accountants
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Balance Sheets
Consolidated Statements of Changes in Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)	Schedule II - Valuation and Qualifying Accounts and Reserves
(b)	Reports on Form 8-K. The Company filed the following reports on Form 8-K during fiscal 2001:
(1)	Report January 4, 2001 on Form 8-K, reported under Item 9, Regulation FD Disclosure, regarding earnings per share projections.
(2)	Report dated August 31, 2001 on Form 8-K, reported under Item 5, Other Events, announcing operations restructuring.

(3)	Report dated October 19, 2001, reported under Item 5, Other Events, announcing an amendment to credit facility.
(4)	Report dated December 7, 2001, reported under Item 5, Other Events, announcing the resignation of two board members.
(5)	Report dated December 17, 2001, reported under Item 5, Other Events, announcing the naming of Edward Dunlap as Chief Financial Officer.

(c)	Exhibits. The following exhibits to this Form 10-K are filed pursuant to the requirements of Item 601 of Regulation S-K:
EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3(i).1.(a)**	Amended and Restated Certificate of Incorporation of the Registrant. (1)
3(i).1.(b)**	Certificate of Correction to Amended and Restated Certificate of Incorporation of the Registrant. (1)
3(i).1.(c)**	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (2)
3(ii).1**	Amended and Restated By-Laws of the Registrant. (1)
4.1**	Reference is made to Exhibits 3(i).1 through 3(ii).1.
4.2**	Specimen stock certificate. (3)
4.3**	Rights Agreement dated May 22, 1998 between Registrant and Norwest Bank Minnesota. (4)
4.4+	Amendment No. 1 to Rights Agreement dated February 26, 2002 between Registrant and Wells Fargo Bank, N.A.
10.1**	Form of Indemnity Agreement between the Registrant and its directors and executive officers, with related schedule. (3)
10.2#**	1996 Equity Incentive Plan, including forms of Options granted to employees and non-employee directors thereunder. (3)
10.3#**	Amendment to 1996 Equity Incentive Plan. (4)
10.4#+	Second Amendment to 1996 Equity Incentive Plan.
10.5#**	1996 Employee Stock Purchase Plan. (3)
10.6#+	Amendment to 1996 Employee Stock Purchase Plan
10.7#**	1993 Stock Option Plan. (3)
10.8#**	1991 Stock Option Plan. (3)
10.9#**	Employee Stock Ownership Plan. (3)
10.10#**	Wild Oats Markets, Inc. Deferred Compensation Plan (6)
10.11#**	Employment Agreement dated March 6, 2001 between Perry D. Odak and the Registrant .(7)
10.12#+	Amendment to Employment Agreement dated March 6, 2001 between Perry D. Odak and the Registrant.
10.13#**	Stock Purchase Agreement dated March 6, 2001 between Perry D. Odak and the Registrant .(7)
10.14#**	Stephen Kaczynski Equity Incentive Plan. (8)
10.15#**	Employment Agreement dated April 24, 2001 between Stephen A. Kaczynski and the Registrant. (8)
10.16#**	Employment Agreement dated May 21, 2001 between Bruce Bowman and the Registrant. (8)
10.17#+	Amendment to Employment Agreement dated May 21, 2001 between Bruce Bowman and Registrant.
10.18#**	Bruce Bowman Equity Incentive Plan. (8)
10.19#+	Terry Maloy Equity Incentive Plan.
10.20#+	Edward F. Dunlap Equity Incentive Plan.
10.21#+	Employment Agreement dated December 17, 2001 between Edward F. Dunlap and the Registrant.
10.22#+	Severance Agreement and Release of Claims dated August 4, 2001, between Mary Beth Lewis and the Registrant.
10.23#+	Amendment to Severance Agreement between Mary Beth Lewis and the Registrant
10.24#+	Severance Agreement and Release of Claims dated November 14, 2001, between James Lee and the Registrant
10.25+	Wild Oats Markets, Inc. 2001 Nonofficer/Nondirector Equity Incentive Plan.
10.26**	Amended and Restated Stockholders Agreement among the Registrant and certain parties named therein dated August 1996. (3)
10.27**	Registration Rights Agreement between the Registrant and certain parties named therein dated July 12, 1996. (3)
10.28**	Amended and Restated Credit Agreement dated as of August 1, 2000, among Registrant, the lenders named therein and Wells Fargo Bank National Association, as Administrative Agent. (5)
10.29**	Amendment No. 1 to Amended and Restated Credit Agreement, dated October 17, 2001. (9)
10.30+	Amendment No. 2 to Amended and Restated Credit Agreement, dated November 12, 2001.
10.31+	Amendment No. 3 to Amended and Restated Credit Agreement, dated December 14, 2001.
21.1+	List of subsidiaries.
23.1+	Consent of PricewaterhouseCoopers LLP.
23.2+	Consent of Ernst & Young LLP.

________________________________

#	Management Compensation Plan.
**	Previously filed.
+	Included herewith.
(1)	Incorporated by reference from the Registrant's Form 10-K for the year ended December 28, 1996. (File No. 0-21577)
(2)	Incorporated by reference from the Registrant's Amendment No. 2 to the Registration Statement on Form S-3 filed with the Commission on November 10, 1999 (File No. 333-88011)
(3)	Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-11261) filed on August 30, 1996
(4)	Incorporated by reference from the Registrant's Registration Statement on Form S-8 (File No. 333-66347) filed on October 30, 1998
(5)	Incorporated by reference from the Registrant's Form 10-Q for the period ended September 30, 2000 (File No. 0-21577), filed on November 14, 2000.
(6)	Incorporated by reference from the Registrant's Form 10-K for the year ended December 29, 2001 (File No. 0-21577)
(7)	Incorporated by reference from the Registrant's Form 10-Q for the period ended March 31, 2001 (File No. 0-21577
(8)	Incorporated by reference from the Registrant's Form 10-Q for the period ended June 30, 2001 (File No. 0-1577)
(9)	Incorporated by reference from the Registrant's Form 10-Q for the period ended September 29, 2001 (File No. 0-21577)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wild Oats Markets, Inc.
(Registrant)

By: /s/ Edward F. Dunlap
Edward F. Dunlap
Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Perry D. Odak	Chief Executive Officer, President and Director	March 26, 2002
/s/ Edward F. Dunlap	Chief Financial Officer	March 26, 2002
/s/ John A. Shields	Chairman	March 26, 2002
/s/ David M. Chamberlain	Vice Chairman	March 26, 2002
/s/ Brian K. Devine	Director	March 26, 2002
/s/ David L. Ferguson	Director	March 26, 2002
/s/ James B. McElwee	Director	March 26, 2002
/s/ Mo J. Siegel	Director	March 26, 2002