Form 10-Q
period 2002-03-30
WILD OATS MARKETS INC
filed 2002-05-14
CIK 909990

TABLE OF CONTENTS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2002

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

Yes (X) No ( )

As of May 1, 2002, there were 24,993,857 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Balance Sheets,
          March 30, 2002 (unaudited) and December 29, 2001

     Consolidated Statements of Operations (unaudited),
          Three Months Ended March 30, 2002 and March 31, 2001

     Consolidated Statements of Comprehensive Income (Loss) (unaudited),
          Three Months Ended March 30, 2002 and March 31, 2001

     Consolidated Statements of Cash Flows (unaudited),
          Three Months Ended March 30, 2002 and March 31, 2001

     Notes to Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

 SIGNATURES

PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

WILD OATS MARKETS, INC.

Consolidated Balance Sheets

(in thousands, except share data)
	March 30, 2002	December 29, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 14,235	$ 18,840
Inventories (net of reserves of $1,695 and $2,667, respectively)	48,147	54,058

Accounts receivable (net of allowance for doubtful accounts of $677 and $1,070, respectively)	3,479	3,197
Income tax receivable	3,911	4,186
Prepaid expenses and other current assets	3,208	3,123
Deferred income taxes	4,894	5,378
Total current assets	77,874	88,782

Property and equipment, net	126,513	128,922
Goodwill, net	106,404	106,404
Other intangible assets, net	7,774	7,892
Deposits and other assets	2,645	2,436
Deferred income taxes	18,907	18,990
	$ 340,117 =======	$ 353,426 =======
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 39,201	$ 39,796
Book overdraft	24,457	23,056
Accrued liabilities	40,984	40,081
Current portion of debt and capital leases	10,492	12,338
Total current liabilities	115,134	115,271

Long-term debt and capital leases	96,787	112,291
Other long-term obligations	18,772	18,849
	230,693	246,411
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000
shares authorized; no shares issued and
outstanding
Common stock, $0.001 par value; 60,000,000 shares
authorized; 24,961,413 and 24,766,409 shares
issued and outstanding	25	25
Additional paid-in capital	162,342	160,736
Note receivable, related party	(9,792)	(9,660)
Accumulated deficit	(41,609)	(42,277)
Accumulated other comprehensive loss	(1,542)	(1,809)
Total stockholders' equity	109,424	107,015
	$ 340,117 ======	$ 353,426 =======

The accompanying notes are an integral part of the consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Operations

(in thousands, except per-share data) (unaudited)

	Three Months Ended
	March 30, 2002	March 31, 2001

Sales	$ 233,013	$ 219,499
Cost of goods sold and occupancy costs	165,370	153,090
Gross profit	67,643	66,409
Operating expenses:
Direct store expenses	50,412	51,616
Selling, general and administrative expenses	14,174	11,083
Pre-opening expenses	368	1,430
Restructuring and asset impairment income	(652)
Income from operations	3,341	2,280
Interest income	180	267
Interest expense	(2,435)	(2,733)
Income (loss) before income taxes	1,086	(186)
Income tax expense (benefit)	418	(68)
Net income (loss)	$ 668 ===	$ (118) ====

Net income (loss) per common share:
Basic	$ 0.03	$ (0.00)
Diluted	$ 0.03	$ (0.00)

Average common shares outstanding, basic	24,823	23,587
Dilutive effect of stock options	278
Average common shares outstanding, assuming dilution	25,101 =====	23,587 =====

 The accompanying notes are an integral part of the consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands) (unaudited)

	Three Months Ended
	March 30, 2002	March 31, 2001

Net income (loss)	$ 668	$ (118)
Other comprehensive income (loss):
Foreign currency translation adjustments arising during the period	92	(264)
Cumulative effect of change in accounting principle, net of tax of $352		(586)
Recognition of hedge results to interest expense during the period, net of tax of $188 and $38, respectively	314	64
Change in market value of cash flow hedge during the period, net of tax of $404 and $308, respectively	(674)	(516)
Other comprehensive loss	(268)	(1,302)
Comprehensive income (loss)	$ 400 ===	$ (1,420) =====

 The accompanying notes are an integral part of the consolidated financial statements

WILD OATS MARKETS, INC.

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Three Months Ended
	March 30, 2002	March 31, 2001

Cash Flows from Operating Activities
Net income (loss)	$ 668	$ (118)
Adjustments to reconcile net income (loss)
to net cash from operating activities:
Depreciation and amortization	5,314	6,772
Loss (gain) on disposal of property and equipment	(45)	7
Deferred tax expense (benefit)	351	(723)
Restructuring and asset impairment income	(652)
Other
	(109)	17
Change in assets and liabilities:
Inventories	5,906	(1,097)
Receivables and other assets	(502)	3,569
Accounts payable	809	3,426
Accrued liabilities	2,303	1,434
Net cash provided by operating activities	14,043	13,287

Cash Flows from Investing Activities
Capital expenditures	(2,725)	(12,301)
Proceeds from sale of property and equipment	2	162
Net cash used in investing activities	(2,723)	(12,139)

Cash Flows from Financing Activities
Net repayments under line-of-credit agreement	(13,000)	(2,486)
Proceeds from notes payable and long-term debt		2,000
Repayments on notes payable, long-term debt & capital leases	(3,150)	(63)
Proceeds from issuance of common stock, net	225	13
Net cash used in financing activities	(15,925)	(536)

Effect of exchange rate changes on cash		(132)
Net increase (decrease) in cash and cash equivalents	(4,605)	480
Cash and cash equivalents at beginning of period	18,840	12,457
Cash and cash equivalents at end of period	$ 14,235 =====	$ 12,937 =====

Non-Cash Investing and Financing Activities
Stock issued in exchange for note receivable		$ 9,274 ====
Stock issued in payment of note payable	$ 1,000 =====
Settlement of note payable against accounts receivable	$ 200 ====

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

The consolidated balance sheet as of March 30, 2002, the consolidated statements of operations and comprehensive income (loss) for the three months ended March 30, 2002 and March 31, 2001, as well as the consolidated statements of cash flows for the three months ended March 30, 2002 and March 31, 2001 have been prepared without an audit. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement thereof, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

Certain prior period information has been reclassified to conform to the current presentation.

2. New Accounting Standards

During the three months ended March 30, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145, among other things, rescinds SFAS No. 4, which required that gains and losses from extinguishment of debt be classified as an extraordinary item, net of related income tax effects. SFAS No. 145 is to be applied beginning in fiscal years beginning after May 15, 2002 and encourages early application of the recission of SFAS No. 4. During the three months ended March 30, 2002, there were no gains on early extinguishment of debt.

Goodwill and Other Intangible Assets. Effective December 30, 2002, the Company implemented SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 was issued in July 2001, supersedes Accounting Principles Bulletin No. 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS No. 142 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets, (2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) removes the 40-year limitation on the amortization period of intangible assets that have finite lives.

In conjunction with its purchase acquisitions, the Company historically had recorded goodwill at the store level; however, based on the Company's recent consolidation of its brands to increase synergy and awareness, the Company has changed its goodwill accounting policy and accordingly has assigned the carrying value of its goodwill to one reporting unit at the enterprise level to recognize goodwill for the brand, as opposed to the past practice of recording goodwill at the store level. By June 29, 2002, the Company plans to complete the two-step process prescribed by SFAS No. 142 for (1) testing for impairment and (2) determining the amount of impairment loss related to goodwill associated with its enterprise-level reporting unit. The Company anticipates an annual decrease in amortization of goodwill of approximately $3.0 million and a corresponding annual increase to net income of $1.8 million. The Company intends to test goodwill for impairment annually or more frequently if the occurrence of an event or circumstance indicates potential impairment.

Also, upon implementation of SFAS No. 142, the Company identified intangible assets related to leasehold interest resulting from store lease agreements with a carrying value of approximately $7.9 million at December 30, 2001. The Company determined that there is no indication of impairment of these assets and that the average 20-year life assigned to these assets is appropriate. Going forward, the Company will test these intangibles for impairment annually or more frequently if the occurrence of an event or circumstance indicates impairment.

The amortization of intangibles expense (net of tax) and net income (loss) available to common stockholders  are as follows (in thousands):

Three Months Ended
	March 30, 2002	March 31, 2001

Goodwill amortization	$ --	$ 485
Leasehold interest amortization	$ 73	$ 58
Net income (loss) available to common stockholders	$ 668	$ (118)

The following table illustrates net income (loss) available to common stockholders as if SFAS No. 142 had been implemented as of December 31, 2000 (in thousands):

Three Months Ended
March 30, 2002	March 31, 2001

Reported net income (loss) available to common stockholders
$ 668	$ (118)
Goodwill amortization
--	485
Adjusted net income available to common stockholders
$ 668 ===	$ 367 ===

EARNINGS PER SHARE - BASIC AND DILUTED

Reported net income (loss) available to common stockholders
$ 0.03	$ (0.00)
Goodwill amortization
--	0.02
Adjusted net income available to common stockholders
$ 0.03 ====	$ 0.02 ====

During the three months ended March 30, 2002, amortization of intangible assets expense was $118,000. The estimated amortization of intangible assets for each of the five fiscal years ending in fiscal 2006 is as follows (in thousands):

Fiscal Year	Amortization Expense

2002	$ 472,000
2003	$ 472,000
2004	$ 472,000
2005	$ 472,000
2006	$ 472,000

3. Derivatives and Hedging Activities

In accordance with the Company's interest rate risk-management strategy and as required by the terms of the Company's credit facility in September 2000, the Company entered into a swap agreement to hedge the interest rate on $40.0 million of its borrowings. The swap agreement locks in a one-month LIBOR rate of 6.6% and expires in August 2003. The fair value of the swap at March 30, 2002 was ($1.7 million), which has been recorded in the accompanying balance sheet in accrued liabilities.

4. Earnings Per Share

Earnings per share are calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, except where the effect of their inclusion would be antidilutive (i.e., in a loss period). Antidilutive stock options of 1,846,789 and 3,115,422 for the three months ended March 30, 2002 and March 31, 2001, respectively, were not included in the earnings per share calculations.

5. Restructuring and Asset Impairment Income

During the first quarter of fiscal 2002, the Company recorded restructuring income of $652,000 consisting of the following components:

Change in estimate related to lease-related liabilities for sites previously identified for closure or sale that were closed, sold or disposed of during the first quarter of fiscal 2002
$ (761,000)

Gain on sale of assets for site sold during the first quarter of fiscal 2002
(253,000)

Change in estimate related to lease-related liabilities for sites previously identified for closure or sale
93,000

Severance for employees terminated during the first quarter of fiscal 2002
269,000

Total restructuring income
$ (652,000)

Details of the significant components are as follows:

  Change in estimate related to lease-related liabilities for sites previously identified for closure or sale that were closed, sold or disposed of during the first quarter of fiscal 2002 ($761,000 of restructuring income) - During the first quarter of fiscal 2002, the Company sold one store in Victoria, British Columbia, Canada. The purchaser assumed the lease-related obligations associated with this store. Based on this change in facts and circumstances, the Company reversed the remaining lease-related liabilities previously recorded for this store and therefore recognized restructuring income of $649,000 during the first quarter of fiscal 2002. During the first quarter of fiscal 2002, the Company also completed payment obligations for terminated lease obligations for sites in Boca Raton, Florida, Santa Fe, New Mexico and Framingham, Massachusetts; based on this change in facts and circumstances, the Company reversed the remaining lease-related liabilities previously recorded for these stores and therefore recognized restructuring income of $112,000 during the first quarter of fiscal 2002.

  Gain on sale of assets for site sold during the first quarter of fiscal 2002 ($253,000 of restructuring income) - During the first quarter of fiscal 2002, the Company sold one store in Victoria, British Columbia, Canada. The sale agreement included payment for fixed assets. Based on this change in facts and circumstances, the Company recorded the gain on the sale of the fixed assets and reversed the fixed asset reserves previously recorded for this store and therefore recognized restructuring income of $253,000 during the first quarter of fiscal 2002.

  Change in estimate related to lease-related liabilities for sites previously identified for closure ($93,000 of restructuring expense) - During the first quarter of fiscal 2002, the Company determined the likelihood of securing a subtenant for certain space in Tempe, Arizona was now remote due to the Company's obligation being at above-market rates, the unattractive site characteristics, and increasingly difficult real estate market conditions. With this change in facts and circumstances, the Company decided to fully reserve for the remaining lease obligations of the site and therefore recognized a restructuring charge of $93,000 during the first quarter of fiscal 2002.

  Severance for employees terminated during the first quarter of fiscal 2002 ($269,000 of restructuring expense) - During the first quarter of fiscal 2002, 103 employees were terminated in conjunction with the closure of two stores in Boca Raton, Florida and Chesterfield, Missouri during the first quarter of fiscal 2002. The employees were notified of their involuntary termination during the first quarter of fiscal 2002. As of March 30, 2002, $213,000 of involuntary termination benefits had been paid to terminated employees; the remaining benefits of $56,000 will be paid during the second quarter of fiscal 2002.

The following table summarizes activity in the Company's restructuring-related accrual accounts during the first three months of fiscal 2002 (in thousands):

EXIT PLANS	1999 and prior	Q2 2000	Q4 2000	Q2 2001	Q3 2001	Q4 2001	Q1 2002	Total

Balance, 12/29/01	$2,458	2,462	$4,061	$10,102	$ 87	$3,879		$23,049

New accruals:
Severance							$ 269	269
Lease- related liabilities	216	(649)	4			(239)		(668)
Cash rec'd - lease- related liabilities	459							459
Note receivable in lieu of cash	375							375
Cash paid - severance				(95)		(55)	(213)	(363)
Cash paid - lease- related liabilities	(346)	(137)	(502)	(219)	(31)	(330)		(1,565)

Balance, 3/30/02	$3,162[1] =====	$1,676[1] =====	$3,5631 ======	$9,788[2] =====	$ 561 =====	$3,2553 =====	$ 56[4] =====	$21,556 =====

1 The restructuring accrual balance consists of lease-related liabilities.

2 The restructuring accrual balance consists of $9.7 million for lease-related liabilities and $40,000 for employee termination benefits.

3 The restructuring accrual balance consists of $3.3 million for lease-related liabilities and $2,000 for employee termination benefits.

4 The restructuring accrual balance consists of employee termination benefits.

As of March 30, 2002, the components of the accruals related to the Company's restructuring activities are accrued liabilities ($5.5 million) and other long-term obligations ($16.1 million).

  Income Taxes

The Company has a $23.8 million net deferred tax asset, primarily as a result of the $54.9 million of restructuring and asset impairment charges recorded during fiscal 2001. For the three months ended March 30, 2002, the Company recorded $418,000 of income tax expense, primarily as a result of income before income taxes of $1.1 million during the period. The recoverability of the net deferred tax asset is primarily dependent upon the Company generating sufficient taxable income in the future. Although realization of the net deferred tax asset is not assured, the Company believes it is more likely than not that the Company will generate sufficient taxable income in the future to realize the full amount of the deferred tax asset. The Company's assessment is based on projections that assume that the Company can maintain its current store contribution margin. Furthermore, the Company expects to maintain the aggregate sales growth experienced over the past five years, which would generate additional taxable income. The primary uncertainty related to the realization of the deferred tax asset is the Company's ability to achieve its four-year business plan and generate future taxable income to realize the full amount of the deferred tax asset. The Company believes that the sales, gross margin, store contribution margin, and selling, general and administrative expenses assumptions in its four-year business plan are reasonable and, more likely than not, attainable. The Company will continue to assess the recoverability of the net deferred tax asset, and to the extent it is determined in the future that a valuation allowance is required, it will be recognized as a charge to earnings at that time.

 7. Related Party Transactions

Elizabeth C. Cook and Michael C. Gilliland, former executive officers and directors of the Company, each own a one-third interest in Pretty Good Groceries, Inc. ("PGG"), which in the past operated two grocery stores, and currently operates one store in Boulder, Colorado. Through January 2002, PGG purchased certain items through the Company's volume purchase discount programs with its distributors, and also purchased items from the Company's commissaries and warehouses at cost. The Company had a receivable of approximately $80,000 at December 29, 2001 related to the purchases by PGG of goods from the Company or its suppliers. At December 29, 2001, the Company also had a receivable for certain personal expenses of Mr. Gilliland and Ms. Cook, the amount of which was in dispute. All receivables related to these items were paid as part of the settlement of litigation described below.

Ms. Cook and Mr. Gilliland are trustees of Wild Oats Community Foundation ("Foundation"), a non-profit organization formed by Ms. Cook and Mr. Gilliland to provide health-related services. During fiscal 1998 and fiscal 1999, the Foundation entered into sublease arrangements with the Company for space adjacent to three of the Company's stores leased by the Company. In fiscal 2001, the sublease obligations between the Foundation and the Company were terminated, and other subtenants were placed in two of the three wellness center locations. The third primary lease for space sublet by the Foundation expired by its own terms. The Company had a receivable related to subtenant rent due from the Foundation, which was paid as part of the settlement of the litigation described below.

 In May 1998, PGG II, a limited liability company two-thirds owned by Mr. Gilliland and Ms. Cook, purchased a small underperforming store in Boulder, Colorado from the Company. PGG II paid the wholesale cost of the inventory in the store at time of transfer. PGG II disputed whether there was consideration due for equipment transferred to PGG II as part of the original purchase transaction, and the parties reached a settlement on the value of the equipment as part of the settlement of the litigation described below.

 In January 2001, the Company borrowed $2.0 million from Ms. Cook and Mr. Gilliland. The loan was evidenced by a demand note that bears interest at 9.0% per annum and default rate interest at 15% per annum. Mr. Gilliland and Ms. Cook filed suit against the Company in January 2002 for payment of the note after demand was made, but payment was not received. In March 2002 the parties settled the litigation through execution of a settlement agreement under which the plaintiffs agreed to a $200,000 offset against the principal balance of the note in settlement of certain identified receivables alleged to be due to the Company. The Company made a $590,000 cash repayment of loan principal and agreed to repay the remaining principal balance of $1.2 million, together with interest at 9% per annum, over a five-month period with cash and by the issuance of equity securities. The Company issued 111,269 shares (after giving effect to certain adjustments pursuant to the settlement agreement) of common stock to Ms. Cook and Mr. Gilliland in March 2002, and filed a registration statement on Form S-3 to register the resale by Ms. Cook and Mr. Gilliland of those shares. As of May 9, 2002, all of the shares had been sold.

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

 In May 2002, the Company's Board of Directors agreed to amend the Employment Agreement of Perry D. Odak, the Company's CEO and President, to extend through December 2002 the period during which the issuance by the Company of additional securities as part of an equity financing will entitle Mr. Odak to receive up to 300,000 stock options exercisable for the Company's common stock, to allow Mr. Odak to maintain his 5% equity ownership in the Company.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

This report on Form 10-Q contains certain forward-looking statements regarding our future results of operations and performance. Important factors that could cause differences in results of operations include, but are not limited to, the timing and success of the Fresh Look program; the Company's continued compliance with its credit facility covenants; the timing and execution of new store openings, relocations, remodels, sales and closures; the timing and impact of promotional and advertising campaigns; the impact of competition; changes in product supply or suppliers; changes in management information needs; changes in customer needs and expectations; governmental and regulatory actions; general industry or business trends or events; changes in economic or business conditions in general or affecting the natural foods industry in particular; the ability to raise additional equity financings; and competition for and the availability of sites for new stores and potential acquisition candidates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Forward-Looking Statements."

Overview

 Fresh Look Program and Operational Improvements. During the second and third quarters of fiscal 2001, we conducted extensive consumer research to determine how to broaden our customer base and increase per-customer sales. Based on the results of the research, we formulated our Fresh Look program - a comprehensive advertising, pricing and merchandising program. We initiated a phased roll-out of the complete Fresh Look program to the 42 stores in 2001. The program includes weekly, as opposed to monthly, flyer advertising through direct mail, in-store distribution and newspaper insertion, remerchandising to emphasize produce, grocery and meat and seafood offerings, and lowered pricing on selected merchandise throughout the stores. As part of the program, we are also consolidating our banner names in selected areas across the country to convert stores bearing individually different names to the "Wild Oats Market" name, to increase advertising synergy and brand awareness. The 42 Wild Oats Market natural foods supermarket format stores that currently participate in the Fresh Look program generated comparable store sales and customer count increases in the mid-single digits in the first quarter of fiscal 2002. In addition, average transaction size in these stores increased in the first quarter of fiscal 2002, both sequentially and year-over-year. Average number of items per transaction also continued to increase. Due to the positive results of the program, the Company will gradually add additional Wild Oats Market stores to the Fresh Look program through fiscal 2002.

In fiscal 2001 and the first quarter of fiscal 2002, we instituted new programs to improve customer service and store-level execution. We also implemented inventory reduction programs, centralized product ordering to refocus store management energies on store-level operations, and reset store merchandise for customer convenience in many stores. We believe these programs also contributed to overall operational improvements that increased store sales, customer counts and average transaction sizes in the first quarter of fiscal 2002.

Store format and clustering strategy. We operate two store formats: the natural foods supermarket and farmers market formats. The natural foods supermarket format store, operated under the Wild Oats(R) Natural Marketplace and Nature's(R) - A Wild Oats Market tradenames, is generally 20,000 to 35,000 gross square feet, and the farmers market store, operated under the Henry's Marketplace(R) and Sun Harvest(TM) tradenames, is generally 15,000 to 25,000 gross square feet. Our profitability has been and will continue to be affected by the mix of natural foods supermarkets and farmers market stores opened, acquired or relocated and whether stores are being opened in markets where we have an existing presence. In fiscal 2001, we redesigned the natural foods supermarket format store layout and design, and in April 2002, we opened the first of our redesigned natural foods supermarket format stores in Long Beach, California. We also plan to expand the farmers market store format as our second, parallel store format. We believe this format, which is primarily located in metropolitan San Diego, California and Texas, appeals to a more value-conscious customer. This format has historically produced higher comparable store sales results than the natural foods supermarket format stores, although margins are lower. The format also appears to perform better in the face of new competition, whether from conventional or natural foods supermarket competitors.

In the past, we have pursued a strategy of clustering stores in each of our markets to increase overall sales, reduce operating costs and increase customer awareness. In prior years, when we opened a store in a market where we had an existing presence, our sales and operating results declined at certain of our existing stores in that market. However, over time, the affected stores generally achieved store contribution margins comparable to prior levels on the lower base of sales. Certain new stores opened in the past two years have caused a greater degree of cannibalization than previously expected, and the store contribution margins at the older affected stores in these regions have not rebounded to their prior levels. In certain existing markets, the sales and operating results trends for other stores may continue to experience temporary declines related to the clustering of stores. We are currently reevaluating our clustering strategy in response to greater-than-expected sales cannibalization in certain existing markets where we opened new stores.

Comparable store sales results. Sales of a store are deemed to be comparable commencing in the thirteenth full month of operations for new, relocated and acquired stores. A variety of factors affect our comparable store sales results, including, among others:

  general economic conditions
  the opening of stores by us or by our competitors in markets where we have existing stores the relative proportion of new or relocated stores to mature stores the timing of advertising and promotional events
  store remodels
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

Our comparable store sales results have been negatively affected in the past by, among other factors, planned cannibalization, which is the loss of sales at an existing store when we open a new store nearby, resulting from the implementation of our store clustering strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Store format and clustering strategy." Comparable store sales results in previous years were negatively affected by higher-than-expected cannibalization due to the openings of new or relocated stores in several of our existing markets. The farmers market format stores, which depend heavily on produce sales, are more susceptible to sales fluctuations resulting from the availability and price of certain produce items. As a result of operational improvements, the introduction of the Fresh Look marketing program in selected regions and store closures of certain weaker stores, comparable store sales increased by 7.3% in the first quarter of fiscal 2002, 5.7% in the fourth quarter of fiscal 2001, 5.5% in the third quarter of fiscal 2001, 3.9% in the second quarter of fiscal 2001 and 1.0% in the first quarter of fiscal 2001. We expect comparable store sales to increase modestly throughout fiscal 2002, although as the Company continues to improve store-level execution and expands the implementation of its Fresh Look program to additional natural foods supermarket stores, the Company projects that comparable store sales in those regions in which the initiatives are implemented may increase slightly more as such initiatives increase total store sales. There can be no assurance that comparable store sales for any particular period will not decrease in the future.

Store openings, closings, sales, remodels, relocations and acquisitions. In the first quarter of fiscal 2002, we opened no new stores, although we have opened one new store in Long Beach, California, as of the date of this report. We postponed the opening of three additional stores originally planned to be opened in fiscal 2001, to allow for the redesign of the interiors of such stores to incorporate feedback received during extensive customer interviews and focus groups conducted in the second quarter of fiscal 2001, to improve the operating efficiency of certain departments and to shift the guests' focus to the meat and seafood, produce and grocery departments. The opening dates for the three stores have been rescheduled during fiscal 2002 or early fiscal 2003.

In the first quarter of fiscal 2002 we closed two underperforming stores in Boca Raton, Florida and Chesterfield, Missouri, sold two stores in Berkeley and Sunnyvale, California to the same purchaser of two other stores in northern California sold in the fourth quarter of fiscal 2001, and sold a store in Victoria, British Columbia, Canada. We also terminated a lease obligation for one location never opened in Kansas City, Missouri. In the first quarter of fiscal 2001, we opened four new stores in Cleveland, Ohio; Irvine, California; Westport, Connecticut; and Omaha, Nebraska; and we closed one store that did not meet our strategic objectives in Denver, Colorado.

The Company currently has an inventory of 18 vacant sites, comprising both closed store, kitchen and warehouse locations and excess unoccupied space acquired during acquisitions or other leasing transactions, for which we have rent obligations; appropriate accruals have been made for such obligations. We are actively seeking subtenants or assignees for the spaces, although many of the sites are difficult to sublease or assign because of unusual site characteristics, surpluses of vacant retail space in the markets in which the sites are located, or because the remaining lease terms are relatively short. In the first quarter of fiscal 2002, we disposed of two locations, in Santa Fe, New Mexico and West Hartford, Connecticut, both in transactions where the landlord took a reassignment of the space in exchange for payment to the Company of cash or rent abatements. In some cases we have negotiated lease terminations with the landlords in exchange for a cash payment by us. Where appropriate, we have made vacant space available for use by charitable organizations that cover the utilities costs for the space while we continue to pay the rent obligation.

Our ability to increase the number of stores opened in fiscal 2002 and beyond may depend upon our ability to raise additional equity financings. In October 2001, we executed an amendment to our credit facility. As part of such amendment, our borrowings have been limited to $125.0 million, and we agreed to restrictive covenants, including covenants regarding our ability to enter into new leases and to make certain capital expenditures. Absent additional equity funding, the limitations on capital expenditures will not allow us to complete and open in fiscal 2002 all of the stores for which we currently have signed leases; therefore, some openings have been rescheduled into early fiscal 2003. We have proposed to raise $30.0 million or more in equity financings, and have executed confidentiality agreements with and provided due diligence to a number of interested parties. To date, we have received several offers for investment in the Company. The Company continues to investigate all equity alternatives. If the Company is successful in raising additional equity financing of $30.0 million or more, under the terms of the amended credit facility we will be allowed to increase the number of new leases we may execute and new stores we may open, based on the amount of equity financings raised and the format of the stores proposed to be opened. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

Restructuring and Asset Impairment Income. During the first quarter of fiscal 2002, the Company's management made certain decisions relating to the Company's operations which changed estimates of prior restructuring and asset impairment charges and resulted in restructuring and asset impairment income of $652,000. See the Company's 2001 Annual Report filed on Form 10-K for the fiscal year ended December 29, 2001 a detailed discussion of restructuring and asset impairment charges during the last three years.

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

On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates, including those related to:

  asset impairment charges
  restructuring charges and store closing costs
  allowance for bad debt
  inventory valuation and reserves
  self-insurance reserves
  reserves for contingencies and litigation
  goodwill valuation

The consolidation of our brands to increase synergy and awareness has resulted in an anticipated change to our goodwill accounting policy. The Company will record goodwill at the enterprise level to recognize goodwill for the brand, as opposed to past practice of recording goodwill at the store level. See Note 2, Notes to Consolidated Financial Statements. See the Company's 2001 Annual Report filed on Form 10-K for the fiscal period ended December 29, 2001, for disclosures of the remaining critical accounting policies that continue in existence unchanged from that annual period.

Factors Impacting Results of Operations

Our results of operations have been and will continue to be affected by, among other things:

  the number, timing and mix of store openings, acquisitions, relocations, remodels or closings availability of capital
  fluctuations in quarterly results of operations
  impact of the Fresh Look program roll-out to additional stores economic conditions
  competition
  labor issues
  loss of key management
  government regulations
  changes in suppliers, distributors and manufacturers
  volatility in our stock price

New stores build their sales volumes and refine their merchandise selection gradually and, as a result, generally have lower gross margins and higher operating expenses as a percentage of sales than more mature stores. We anticipate that the new stores opened in fiscal 2002 will experience operating losses for the first six to 12 months of operation, in accordance with historical trends. Further, acquired stores, while generally profitable as of the acquisition date, generate lower gross margins and store contribution margins than our company average due to their substantially lower volume purchasing discounts and the integration of the acquired stores into our operating systems. Over time, we expect the gross margin and store contribution margin of acquired stores to approach our company average. Other factors that could cause acquired stores to perform at lower-than-expected levels include, among other things, turnover of regional and store management, disruption of advertising, changes in product mix and delays in the integration of purchasing programs.

Assuming the availability of funds in fiscal 2002 for capital expenditures, we will remodel certain of our older stores. Remodels and remerchandising typically cause short-term disruption in sales volume and related increases in certain expenses as a percentage of sales, such as payroll. We cannot predict whether sales disruptions and the related impact on earnings may be greater in time or volume than projected in future remodeled or remerchandised stores.

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

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of sales.

	Three Months Ended
	March 30, 2002	March 31, 2001

Sales	100.0%	100.0%
Cost of goods sold and occupancy costs	71.0	69.7
Gross margin	29.0	30.3
Direct store expenses	21.6	23.5
Selling, general and administrative expenses	6.1	5.1
Pre-opening expenses	0.1	0.7
Restructuring and asset impairment charges	(0.3)
Income from operations	1.5	1.0
Interest expense, net	1.0	1.1
Income (loss) before income taxes	0.5	(0.1)
Income tax expense (benefit)	0.2	(0.0)
Net income (loss)	0.3%	(0.1)%

Sales. Sales for the three months ended March 30, 2002, increased 6.2% to $233.0 million from $219.5 million in the same period in fiscal 2001. The year-to-date increase was primarily attributed to improvements in same-store sales resulting from the positive impact of the Fresh Look program and overall operational improvements. Comparable store sales increased 7.3% for the first quarter of fiscal 2002 from a 5.7% increase in the fourth quarter of fiscal 2001, as compared to a 1.0% increase in the first quarter of fiscal 2001, due to operational improvements in a number of stores; the implementation of new marketing programs, including the Fresh Look program, in selected regions; and store closures or sales of certain weaker stores. We are continuing the phased roll-out of a number of strategic initiatives which are projected to increase overall sales gradually in those regions in which the initiatives are implemented, through increased advertising, more frequent advertised specials and modified pricing.

Gross Profit. Gross profit for the three months ended March 30, 2002 increased 1.9% to $67.6 million from $66.4 million in the same period in fiscal 2001. As a percentage of sales, gross profit decreased to 29.0% in the first quarter of fiscal 2002 from 30.3% in the same period in fiscal 2001 due primarily to lower merchandise margins resulting from the implementation of the Fresh Look program as well as a shift in the sales mix between store formats. As the Company implements certain strategic initiatives that include the lowering of prices in selected stores, or in selected regions, gross profit in the remainder of fiscal 2002 may be negatively affected by lower margins on certain items.

Direct Store Expenses. Direct store expenses for the three months ended March 30, 2002 decreased 2.3% to $50.4 million from $51.6 million in the same period in fiscal 2001. As a percentage of sales, direct store expenses decreased to 21.6% in the first quarter of fiscal 2002 from 23.5% in the same period in fiscal 2001. The decreases are primarily due to the reduction of store-level marketing expenses and other cost containment measures.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 30, 2002 increased 27.9% to $14.2 million from $11.1 million in the same period in fiscal 2001. As a percentage of sales, selling, general and administrative expenses increased to 6.1% in the first quarter of fiscal 2002 from 5.1% in the same period in fiscal 2001. The increases are attributable to severance costs for former employees, recruiting and relocation costs, as well as increases in advertising and merchandising expenses related to the Fresh Look program and expenses for expanded infrastructure at the Company's headquarters to support the new advertising, merchandising and pricing initiatives. Based on first quarter results, we have increased our projected level of selling, general and administrative expenses for the remainder of fiscal 2002 and the first quarter of fiscal 2003, and now expect that annualized selling, general and administrative expenses as a percentage of sales will be approximately 6.0% for at least the next nine to 12 months until such time as sales increase to leverage the expenses as a percentage of sales. The increases in selling, general and administrative expenses attributable to the expanded advertising program are expected to remain constant per store in the future.

Pre-Opening Expenses. Pre-opening expenses for the three months ended March 30, 2002, decreased to $368,000 compared to $1.4 million during the same period in fiscal 2001. As a percentage of sales, pre-opening expenses decreased to 0.1% in the first quarter of fiscal 2002 from 0.7% in the same period in fiscal 2001, due to the opening of no new stores in the first quarter of fiscal 2002 and the anticipated opening of one new store in the second quarter of fiscal 2002 as compared to the opening of four new stores in the first quarter of fiscal 2001. As part of the Company's increase in marketing efforts relating to the Fresh Look program, we anticipate that pre-opening expenses for new natural foods market stores will increase from an estimated $250,000 historically to an estimated $400,000 per new store, and those of the farmers market format will increase from $75,000 historically to an estimated $150,000 in the future.

Interest Expense, Net. Net interest expense for the three months ended March 30, 2002 decreased 8.6% to $2.3 million from $2.5 million in the same period in fiscal 2001, due to decreased borrowings during the three-month period. As part of the October 2001 amendment to our credit facility, our revolving line interest rates on prime-based and LIBOR-based loans were increased to prime plus 2.25% and one-month LIBOR plus 3.75%, respectively, both increasing by 0.5% starting January 1, 2002 and each six months thereafter through January 1, 2003 when the rate will remain constant through the end of the agreement in August 2003. Due to the current state of the U.S. economy, management believes that the variable interest rates will remain constant during the next six to 12 months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below.

Restructuring and Asset Impairment Income. During the first quarter of fiscal 2002, we recorded restructuring income of $652,000. Details of the significant components are as follows:

  Change in estimate related to lease-related liabilities for sites previously identified for closure or sale that were closed, sold or disposed of during the first quarter of fiscal 2002 ($761,000 of restructuring income) - During the first quarter of fiscal 2002, we sold one store in Victoria, British Columbia, Canada. The purchaser assumed the lease-related obligations associated with this store. Based on this change in facts and circumstances, we reversed the remaining lease-related liabilities previously recorded for this store and therefore recognized restructuring income of $649,000 during the first quarter of fiscal 2002. During the first quarter of fiscal 2002, we also concluded payments for terminated lease obligations for sites in Boca Raton, Florida, Santa Fe, New Mexico and Framingham, Massachusetts; based on this change in facts and circumstances, we reversed the remaining lease-related liabilities previously recorded for these stores and therefore recognized restructuring income of $112,000 during the first quarter of fiscal 2002.

  Gain on sale of assets for site sold during the first quarter of fiscal 2002 ($253,000 of restructuring income) - During the first quarter of fiscal 2002, we sold one store in Victoria, British Columbia, Canada. The sale agreement included payment for fixed assets. Based on this change in facts and circumstances, we recorded the gain on the sale of the fixed assets and reversed the fixed asset reserves previously recorded for this store and therefore recognized restructuring income of $253,000 during the first quarter of fiscal 2002.

  Change in estimate related to lease-related liabilities for sites previously identified for closure ($93,000 of restructuring expense) - During the first quarter of fiscal 2002, we determined the likelihood of securing a subtenant for certain space in Tempe, Arizona was now remote due to our obligation being at above-market rates, the unattractive site characteristics, and increasingly difficult real estate market conditions. With this change in facts and circumstances, we decided to fully reserve for the remaining lease obligations of the site and therefore recognized a restructuring charge of $93,000 during the first quarter of fiscal 2002.

  Severance for employees terminated during the first quarter of fiscal 2002 ($269,000 of restructuring expense) - During the first quarter of fiscal 2002, 103 employees were terminated in conjunction with the closure of two stores during the first quarter of fiscal 2002. The employees were notified of their involuntary termination during the first quarter of fiscal 2002. As of March 30, 2002, $213,000 of involuntary termination benefits had been paid to terminated employees; the remaining benefits of $56,000 will be paid during the second quarter of fiscal 2002.

A summary of restructuring activity by store count is as follows:

	RESTRUCTURING STORE COUNT
	Fiscal Year Ending		Period Ending
	March 30,
	2000	2001	2002

Stores remaining at commencement of period		9	6
Stores identified in fiscal 2000 for closure or sale	22
Stores identified in fiscal 2001 for closure or sale		6
Identified stores closed or abandoned	(10)	(3)	(2)
Identified stores sold	(3)	(2)	(3)
Reversal of stores identified for closure or sale		(4)
Identified stores remaining at period end	9	6	1

Income Tax Expense. For the three months ended March 30, 2002, we recorded $418,000 of income tax expense, primarily as a result of income before income taxes of $1.1 million during the period. The recoverability of the net deferred tax asset is primarily dependent upon the Company generating sufficient taxable income in the future. Although realization of the net deferred tax asset is not assured, we believe it is more likely than not that the Company will generate sufficient taxable income in the future to realize the full amount of the deferred tax asset. Our assessment is based on projections that assume that the Company can maintain its current store contribution margin. Furthermore, we expect to maintain the sales growth experienced over the past five years that would generate additional taxable income. The primary uncertainty related to the realization of the deferred tax asset is the Company's ability to achieve its four-year business plan and generate future taxable income to realize the full amount of the deferred tax asset. We believe that the sales, gross margin, store contribution margin, and selling, general and administrative expenses assumptions in our four-year business plan are reasonable and, more likely than not, attainable. We will continue to assess the recoverability of the net deferred tax asset and to the extent it is determined in the future that a valuation allowance is required, it will be recognized as a charge to earnings at that time.

Liquidity and Capital Resources

Our primary sources of capital have been cash flow from operations (which includes trade payables), bank indebtedness, and the sale of equity securities. Primary uses of cash have been the financing of new store development, new store openings, relocations, remodels and acquisitions and repayment of debt.

Net cash provided by operating activities was $14.0 million during the first three months of fiscal 2002 as compared to $13.3 million during the same period in fiscal 2001. Cash from operating activities increased during this period primarily due to an increase in net income before depreciation and amortization expense and changes in working capital items. We have not required significant external financing to support inventory requirements at our existing and new stores because we have been able to rely on vendor financing for most of the inventory costs, and we anticipate that vendor financing will continue to be available for new store openings.

Net cash used in investing activities was $2.7 million during the first three months of fiscal 2002 as compared to $12.1 million during the same period in fiscal 2001. The decrease is due to a reduction in capital expenditures and acquisitions.

Net cash used in financing activities was $15.9 million during the first three months of fiscal 2002 as compared to $536,000 used in financing activities during the same period in fiscal 2001. The increase reflects $15.5 million in debt repayments and $590,000 in partial repayment of a related-party note.

We have a net deferred tax asset of $23.8 million on our balance sheet, primarily as a result of $54.9 million of restructuring and asset impairment charges recorded during fiscal 2001. The net deferred tax asset will reduce cash required for payment of federal and state income taxes, as we believe we will generate sufficient taxable income for realization of the asset in the future.

The Company is proposing to raise approximately $30.0 million or more in a private placement of the Company's equity to provide additional liquidity, although such equity financing is not a requirement of the amended credit facility. The Company recently engaged JP Morgan Securities Inc. to act as the advisor to the Company in any equity financing, for which JP Morgan Securities will receive a percentage of any financing consummated by the Company. JP Morgan Securities Inc. is affiliated with J.P. Morgan Partners (SBIC), LLC, which holds approximately 9.4% of our outstanding common stock. A number of parties have conducted, and several parties are currently conducting, due diligence on the Company related to the proposed private placement. We have received several offers for investment in the Company. Based on the Company's overall improvement in operational results, and indications that other financing vehicles with a greater return and lower dilutive effects to the Company may be available, the Company is currently evaluating all financing alternatives.

We maintain an interest rate risk-management strategy, which is required by our amended credit facility terms, that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in interest rates. The Company's specific goals are to (1) manage interest rate sensitivity by modifying the repricing or maturity characteristics of some of its debt and (2) lower (where possible) the cost of its borrowed funds. In accordance with the Company's interest rate risk-management strategy, and in accordance with the requirements of our credit facility, the Company has entered into a swap agreement to hedge the interest rate on $40.0 million of its borrowings. The swap agreement locks in a one-month LIBOR rate of 6.6% and expires in August 2003.

Capital Expenditures. We spent approximately $2.7 million during the first three months of fiscal 2002 for new store construction, development, remodels and other capital expenditures, exclusive of acquisitions. Capital expenditures originally planned for certain of the stores rescheduled to open in fiscal 2002 were incurred commencing in the fourth quarter of fiscal 2001. The aggregate amount to construct all five originally scheduled stores was originally estimated at $15.0 million to $20.0 million, but may be revised downward as part of our comprehensive review of the business operations and strategic plan. We have terminated one store's lease obligations. Our average capital expenditures to open a leased store, including leasehold improvements, equipment and fixtures, have ranged from approximately $2.0 million to $5.0 million historically, excluding inventory costs and initial operating losses. As part of our reexamination of our operating strategies, we anticipate that the average capital expenditures to open a natural foods supermarket format store will be $2.5 million to $4.0 million in the future, partly because of our decision to reduce the size or simplify the format of our food service department in new stores, as well as our decision not to increase store size in the majority of geographic areas. Our average capital expenditures to open a farmers market format store are estimated at $1.5 million to $2.25 million in the future. Delays in opening new stores may result in increased capital expenditures and increased pre-opening costs for the site, as well as lower than planned sales for the Company. Under our amended credit facility, we are limited in our capital expenditures to $3.6 million in the first quarter of fiscal 2002, increasing to an aggregate $4.7 million in the second quarter and an aggregate $5.0 million in the third quarter. Proceeds from any equity offering in excess of $30.0 million may be used to increase our total allowable level of capital expenditures by $4.0 million per natural foods supermarket format store and $2.25 million per farmers market format store. If we are successful in raising the additional equity financing, we plan to use the equity proceeds to complete the early construction of two stores in fiscal 2002 and execute leases for and commence capital expenditures on up to 15 new stores through fiscal 2003. Although there can be no assurance that actual capital expenditures will not exceed anticipated levels, we believe that cash generated from operations and available under our existing credit facility will be sufficient to satisfy our budgeted capital expenditure requirements through the remainder of fiscal 2002.

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

Cautionary Statement Regarding Forward-Looking Statements

This Report on Form 10-Q contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks. Such forward-looking statements include statements as to the Company's plans to open, acquire or relocate additional stores; the anticipated performance of such stores; the impact of competition and current economic uncertainty; the sufficiency of funds to satisfy the Company's cash requirements through the remainder of fiscal 2002, our expectations for comparable store sales; the impact of changes resulting from further implementation of our Fresh Look merchandising, advertising and pricing program; levels of cannibalization; expected pre-opening expenses and capital expenditures; and other statements containing words such as "believes," "anticipates," "estimates," "expects," "may," "intends" and words of similar import or statements of management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause the actual results, market performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause differences in results of operations include, but are not limited to, the Company's ability to conclude an equity financing; the timing and success of the continued implementation of the Fresh Look program; the timing and execution of new store openings, relocations, remodels, sales and closures; the impact of competition; changes in product supply or suppliers; changes in management information needs; changes in customer needs and expectations; governmental and regulatory actions; general industry or business trends or events; changes in economic or business conditions in general or affecting the natural foods industry in particular; and competition for and the availability of sites for new stores and potential acquisition candidates. The Company undertakes no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.

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

The Company's exposure to interest rate changes is primarily related to its variable rate debt issued under its $125.0 million revolving credit facility. The facility has two separate lines of credit, a revolving line of up to $86.2 million and a term loan of up to $38.8 million, each with a three-year term expiring August 1, 2003. As part of the October 2001 amendment of the credit facility, which had an original credit capacity of $157.5 million, borrowings under the credit facility have been limited to $125.0 million. As of March 30, 2002, there were $70.5 million in borrowings outstanding under the $86.2 million revolving line of this facility and $36.3 million in borrowings outstanding under the $38.8 million term note. As part of the amendment to the credit facility, the interest rate on the facility was amended to either prime plus 2.25% or one-month LIBOR plus 3.75%, at our election, and the rates increase by 0.5% starting January 1, 2002 and each six months thereafter through January 2003. Because the interest rates on these facilities are variable, based upon the prime rate or LIBOR, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of March 30, 2002, would be an annual increase or decrease of approximately $1.1 million in interest expense and a corresponding decrease or increase of approximately $657,000 in the Company's net income after taxes.

In September 2000, as required by the Company's credit facility, the Company entered into an interest rate swap to hedge its exposure on variable rate debt positions. Variable rates are predominantly linked to LIBOR as determined by one-month intervals. The interest rate provided by the swap on variable rate debt is 6.6%. At March 30, 2002, the notional principal amount of the interest rate swap agreement was $40.0 million, expiring in August 2003. The notional amount is the amount used for the calculation of interest payments that are exchanged over the life of the swap transaction on the amortized principal balance. In the first quarter of fiscal 2002, the loss, net of taxes, included in other comprehensive loss for this cash flow hedge was approximately $314,000.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

In April 2000, the Company was named as defendant in S/H -Ahwatukee, LLC and YP- Ahwatukee LLC v. Wild Oats Markets, Inc., Superior Court of Arizona, Maricopa County, by a landlord alleging Wild Oats breached a continuous operations clause arising from the closure of a Phoenix, Arizona store. The landlord dismissed the same suit, filed in 1999, without prejudice in 1999, after the Company presented a possible acceptable subtenant, but subsequently rejected the subtenant. Plaintiff claimed $1.5 million for diminution of value of the shopping center plus accelerated rent, fees and $360,000 in attorneys' fees and costs. After trial in November 2001, the judge awarded the plaintiff $326,000 in damages and $210,000 in attorneys' fees. In April 2002 the plaintiffs filed a motion to alter or amend the judgment to increase the amount thereof to $1.1 million. We have filed a response against such motion.

In October 2000 we were named as defendant in 3601 Group Inc. v. Wild Oats Northwest, Inc., Wild Oats, Inc. and Wild Oats Markets, Inc., a suit filed in Superior Court for King County, Washington, by a property owner who claims that Alfalfa's Inc., our predecessor on interest, breached a lease in 1995 related to certain property in Seattle, Washington. We believe that Alfalfa's properly terminated the lease pursuant to certain conditions precedent to its obligations thereunder. Since filing its claim, Plaintiff has increased its damages claim from $377,000 to $2.4 million. We filed a motion for summary judgment and the plaintiffs filed a motion for summary judgment. After hearing, the court denied the Company's motion and granted the plaintiff's motion, ruling that the Company had anticipatorily breached its lease obligations. The Company is currently considering a motion for reconsideration. A trial date for damages has been set in June 2002.

In January 2002, we were named as defendant in Michael C. Gilliland and Elizabeth C. Cook v. Wild Oats Markets, Inc., a suit filed in Boulder District Court, Boulder County, Colorado by former officers and directors, and holders of more than 5% of the Company's outstanding stock, for $2.0 million in principal on a promissory note, together with interest at a 15% default rate and attorneys' fees. In March 2002, the parties entered into a settlement agreement dismissing the suit, pursuant to which the Company agreed to a repayment schedule for the note, together with interest at 9% per annum, with cash and by the issuance of equity securities over a five-month period, and the plaintiffs agreed to a $200,000 offset against the principal balance of the loan for outstanding receivables alleged to be due to the Company. As of May 9, 2002, all of the issued shares had been sold.

Item 2.  Changes in Securities and Use of Proceeds

The Company and plaintiffs Michael C. Gilliland and Elizabeth C. Cook entered into a settlement agreement in March 2002 pursuant to which the Company issued an aggregate of 111,269 shares (after giving effect to certain adjustments specified in the settlement agreement) of common stock, $0.001 par value, of the Company. The shares were issued pursuant to the settlement agreement in payment of an aggregate of $1.2 million in principal and accrued interest on a promissory note issued by the Company in January 2001 in exchange for cash.

The issuance of the shares to Mr. Gilliland and Ms. Cook was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act, as a transaction by the Company not involving any public offering. Mr. Gilliland and Ms. Cook founded the Company and acted as officers and served on the Company's Board of Directors until their resignations in 2001. Resale of the shares by Mr. Gilliland and Ms. Cook was registered by the Company pursuant to a registration statement on Form S-3 (No. 333-85908). Mr. Gilliland and Ms. Cook may be deemed to be underwriters in connection with the resale of the shares issued to them pursuant to the settlement agreement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

None.

(b) Reports on Form 8-K:

Report dated February 1, 2002 on Form 8-K, reported under Item 5, "Other Events," a lawsuit filed by Michael C. Gilliland and Elizabeth C. Cook.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, County of Boulder, State of Colorado, on the 14th day of May, 2002.

Wild Oats Markets, Inc.

By: /s/Edward F. Dunlap___________
Edward F. Dunlap
Chief Financial Officer