Form 10-Q
period 2002-06-29
WILD OATS MARKETS INC
filed 2002-08-13
CIK 909990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2002

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

Yes (X) No ( )

As of August 8, 2002, there were 25,148,782 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WILD OATS MARKETS, INC.

Consolidated Balance Sheets

(in thousands, except share data)
	June 29,	December 29,
	2002	2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 12,728	$ 18,840
Inventories (net of reserves of $1,431 and $2,667, respectively)	47,502	54,058
Accounts receivable (net of allowance for doubtful
accounts of $564 and $1,070, respectively)	3,341	2,906
Income tax receivable	935	4,186
Prepaid expenses and other current assets	2,877	2,858
Deferred income taxes	5,459	5,378
Total current assets	72,842	88,226

Property and equipment, net	122,882	128,922
Goodwill, net	106,404	106,404
Other intangible assets, net	7,655	7,892
Deposits and other assets	2,896	2,992
Deferred income taxes	17,880	18,990
	$ 330,559 ======	$ 353,426 ======
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 37,710	$ 39,796
Book overdraft	24,936	23,056
Accrued liabilities	40,156	39,526
Current portion of debt and capital leases	10,206	12,338
Total current liabilities	113,008	114,716

Long-term debt and capital leases	86,283	112,291
Other long-term obligations	18,324	19,404
	217,615	246,411
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000
shares authorized; no shares issued and
outstanding
Common stock, $0.001 par value; 60,000,000 shares
authorized; 25,105,680 and 24,766,409 shares
issued and outstanding	25	25
Additional paid-in capital	164,308	160,736
Note receivable, related party	(9,927)	(9,660)
Accumulated deficit	(40,111)	(42,277)
Accumulated other comprehensive loss	(1,351)	(1,809)
Total stockholders' equity	112,944	107,015
	$ 330,559 ======	$ 353,426 ======

The accompanying notes are an integral part of the consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Operations

(in thousands, except per-share data) (unaudited)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Sales	$236,186	$229,383	$469,200	$448,882
Cost of goods sold and occupancy costs	164,758	163,005	330,129	316,095
Gross profit	71,428	66,378	139,071	132,787
Operating expenses:
Direct store expenses	51,510	54,996	101,922	106,612
Selling, general and administrative expenses	14,761	13,376	28,934	24,459
Pre-opening expenses	645	85	1,014	1,515
Restructuring & asset impairment charges (income)		54,834	(652)	54,834
Income (loss) from operations	4,512	(56,913)	7,853	(54,633)
Loss on investment		(228)		(228)
Interest income	193	3	373	270
Interest expense	(2,347)	(2,765)	(4,782)	(5,498)
Income (loss) before income taxes	2,358	(59,903)	3,444	(60,089)
Income tax expense (benefit)	860	(21,783)	1,278	(21,851)
Net income (loss)	$ 1,498 ====	$(38,120) ======	$ 2,166 ====	$(38,238) ======

Net income (loss) per common share:
Basic	$ 0.06	$ (1.55)	$ 0.09	$ (1.58)
Diluted	$ 0.06	$ (1.55)	$ 0.09	$ (1.58)

Average common shares outstanding, basic	25,016	24,641	24,919	24,138
Dilutive effect of stock options	929		632
Average common shares outstanding,
assuming dilution	25,945 =====	24,641 =====	25,551 =====	24,138 =====

The accompanying notes are an integral part of the consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands) (unaudited)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Net income (loss)	$ 1,498	$(38,120)	$ 2,166	$(38,238)

Other comprehensive income (loss):
Foreign currency translation adjustments
arising during the period	210	158	118	(106)
Cumulative effect of change in
accounting principle, net of
tax of $352				(586)
Recognition of hedge results to interest
expense during the period, net of
tax of $182, $98, $370 and
$136, respectively	303	164	617	228
Change in market value of cash flow
hedge during the period, net of tax
of $194, $84, $167 and $392,
respectively	(323)	(141)	(277)	(657)

Other comprehensive income (loss)	190	181	458	(1,121)

Comprehensive income (loss)	$ 1,688 ====	$(37,939) ======	$ 2,624 ====	$(39,359) ======

The accompanying notes are an integral part of the consolidated financial statements

WILD OATS MARKETS, INC.

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Six Months Ended
	June 29, 2002	June 30, 2001

Cash Flows from Operating Activities
Net income (loss)	$ 2,166	$ (38,238)
Adjustments to reconcile net income (loss)
to net cash from operating activities:
Depreciation and amortization	10,528	13,170
Loss (gain) on disposal of property and equipment	(39)	42
Deferred tax expense (benefit)	820	(21,851)
Restructuring and asset impairment charges (income)	(652)	54,834
Loss on investment		228
Other	(60)	57
Change in assets and liabilities:
Inventories	6,596	(307)
Receivables and other assets	2,746	4,903
Accounts payable	(236)	2,013
Accrued liabilities	1,900	5,202
Net cash provided by operating activities	23,769	20,053

Cash Flows from Investing Activities
Capital expenditures	(4,644)	(15,954)
Proceeds from sale of property and equipment	5	643
Net cash used in investing activities	(4,639)	(15,311)

Cash Flows from Financing Activities
Net repayments under line-of-credit agreement	(21,000)	(4,987)
Proceeds from notes payable and long-term debt		2,000
Repayments on notes payable, long-term debt and capital leases	(5,730)	(116)
Proceeds from issuance of common stock, net	1,434	354
Net cash used in financing activities	(25,296)	(2,749)

Effect of exchange rate changes on cash	54	(57)
Net increase (decrease) in cash and cash equivalents	(6,112)	1,936
Cash and cash equivalents at beginning of period	18,840	12,457
Cash and cash equivalents at end of period	$ 12,728 =====	$ 14,393 =====

Non-Cash Investing and Financing Activities
Stock issued in exchange for note receivable		$ 9,274 ====
Stock issued in partial payment of note payable	$ 1,210 ====
Partial settlement of note payable against accounts receivable	$ 200 ===

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

The consolidated balance sheet as of June 29, 2002, the consolidated statements of operations and comprehensive income (loss) for the three months and six months ended June 29, 2002 and June 30, 2001, as well as the consolidated statements of cash flows for the six months ended June 29, 2002 and June 30, 2001 have been prepared without an audit. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement thereof, have been made.

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

2. New Accounting Standards

Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued on July 30, 2002. SFAS No. 146 will require companies to recognize costs associated with exit or disposal activities when they occur rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for the Company on January 1, 2003 and will have no material effect on the Company's historical financial results.

During the first quarter ended March 30, 2002, the Company adopted the provisions of SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145, among other things, rescinds SFAS No. 4, which required that gains and losses from extinguishment of debt be classified as an extraordinary item, net of related income tax effects. SFAS No. 145 is to be applied in fiscal years beginning after May 15, 2002 and encourages early application of the recission of SFAS No. 4. During the six months ended June 29, 2002, and June 30, 2001, there were no gains or losses on early extinguishment of debt.

Goodwill and Other Intangible Assets. Effective December 30, 2001, the Company implemented SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 was issued in July 2001, supersedes Accounting Principles Bulletin No. 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS No. 142 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets, (2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) removes the 40-year limitation on the amortization period of intangible assets that have finite lives.

In conjunction with its purchase acquisitions, the Company historically had recorded goodwill at the store level; however, based on the Company's recent consolidation of its brands to increase synergy and awareness, the Company has changed its goodwill accounting policy and accordingly has assigned the carrying value of its goodwill to one reporting unit at the enterprise level to recognize goodwill for the brand, as opposed to the past practice of recording goodwill at the store level. During the second quarter of fiscal 2002, the Company completed the impairment test prescribed by SFAS No. 142 and concluded that no impairment of goodwill existed as of December 30, 2001. The Company anticipates an annual decrease in amortization of goodwill of approximately $3.0 million and a corresponding annual increase to net income of $1.8 million. The Company intends to test goodwill for impairment annually or more frequently if the occurrence of an event or circumstance indicates potential impairment.

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

The amortization of intangibles expense (net of tax) and net income (loss) available to common stockholders are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Goodwill amortization	$ ---	$ 459	$ ---	$ 946
Leasehold interest amortization	$ 76	$ 62	$ 149	$ 120
Net income (loss) available to common stockholders	$ 1,498	$ (38,120)	$ 2,166	$ (38,238)

The following table illustrates net income (loss) available to common stockholders as if SFAS No. 142 had been implemented as of December 31, 2000 (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Reported net income (loss) per share available to common stockholders	$ 1,498	$ (38,120)	$ 2,166	$ (38,238)
Goodwill amortization	---	459	---	946
Adjusted net income (loss) available to common stockholders	$ 1,498 =====	$ (37,661) ======	$ 2,166 =====	$ (37,292) ======

EARNINGS PER SHARE - BASIC AND DILUTED
Reported net income (loss) per share available to common stockholders	$ 0.06	$ (1.55)	$ 0.09	$ (1.58)
Goodwill amortization	---	0.02	---	0.04
Adjusted net income (loss) per share available to common stockholders	$ 0.06 ====	$ (1.53) ====	$ 0.09 ====	$ (1.54) ====

During the three months and six months ended June 29, 2002, amortization of intangible assets expense was $119,000 and $237,000, respectively. The estimated amortization of intangible assets for each of the five fiscal years ending in fiscal 2006 is as follows (in thousands):

Fiscal Year	Amortization Expense

2002	$ 472,000
2003	472,000
2004	472,000
2005	472,000
2006	472,000

3. Derivatives and Hedging Activities

In accordance with the Company's interest rate risk management strategy and as required by the terms of the Company's credit facility, the Company entered into a swap agreement in September 2000 to hedge the interest rate on $37.5 million of its borrowings as of June 29, 2002. The swap agreement locks in a one-month LIBOR rate of 6.6% and expires in August 2003. The fair value of the swap at June 29, 2002 was ($1.7 million), which has been recorded in the accompanying balance sheet in accrued liabilities.

4. Earnings Per Share

Earnings per share are calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, except where the effect of their inclusion would be antidilutive (i.e., in a loss period). Antidilutive stock options of 1,288,177 and 1,840,007 for the six months and 1,420,861 and 1,738,071 for the three months ended June 29, 2002 and June 30, 2001, respectively, were not included in the earnings per share calculations.

5. Restructuring and Asset Impairment Income

During the second quarter of fiscal 2002, the Company recorded restructuring expense of $0 consisting of the following components:

Change in estimate related to fixed asset impairments for sites previously identified for closure or sale
$ 35,000

Change in estimate related to lease-related liabilities for sites previously identified for closure or sale
(678,000)

Fixed asset impairments for one additional store identified in the second quarter of fiscal 2002 to be closed during the third quarter of fiscal 2002
131,000

Fixed asset impairments for store construction project discontinuation
370,000

Severance for employees terminated during the second quarter of fiscal 2002
142,000

Total restructuring charge
$ 0 =======

Details of the significant components are as follows:

  Change in estimate related to fixed asset impairments for sites previously identified for closure or sale ($35,000 of restructuring expense). During the second quarter of fiscal 2002, the Company determined that these fixed assets were not compatible with a new store design. Due to the new store design, such assets could not be relocated as contemplated under the original restructuring plan. As a result, the Company determined it could not recover the previously estimated carrying value of these assets, and therefore recognized an impairment charge of approximately $170,000 during the second quarter of fiscal 2002.  The assets will be disposed by the end of the third quarter of fiscal 2002.  Additionally, during the second quarter of fiscal 2002, the Company determined that it could partially recover the carrying value of certain fixed assets used in store front-end operations that were previously written off; therefore, the Company partially reversed the restructuring charge previously recorded for these fixed asset impairments and recognized restructuring income of approximately $135,000 during the second quarter of fiscal 2002.

  Change in estimate related to lease-related liabilities for sites previously identified for closure or sale ($678,000 of restructuring income). During the second quarter of fiscal 2002, the Company negotiated the early termination of a lease of property at which the Company had operated a kitchen in Los Angeles, California. Also during the quarter, the Company subleased a closed location in Hartford, Connecticut for the remaining lease term and provided a subsidy for the sublessee; the previously estimated lease-related liabilities in excess of the subsidy were reversed. Additionally, the Company subleased a site in Vancouver, British Columbia, Canada, for the remaining lease term and consequently reversed the previously estimated lease-related liabilities. For space adjacent to the Company's operating store in West Hartford, Connecticut, the Company negotiated a lease amendment with the landlord during the second quarter of fiscal 2002 and, as a result, will be removed from the lease in the first quarter of fiscal 2003; the Company reversed the excess lease-related liabilities previously recorded beyond this period. Due to these changes in facts and circumstances and the related changes in estimates, the Company recorded restructuring income during the second quarter of fiscal 2002.

  Fixed asset impairments for one additional store identified in the second quarter of fiscal 2002 to be closed during the third quarter of fiscal 2002 ($131,000 of restructuring expense). During the second quarter of fiscal 2002, the Company decided to close one store in the third quarter of fiscal 2002 due to failure to extend the lease term with the landlord. The assets will be disposed by the end of the third quarter of fiscal 2002.

  Fixed asset impairments for store construction project discontinuation ($370,000 of restructuring expense). During the second quarter of fiscal 2002, the Company determined that a new store design was required and construction of new stores based on the previously developed designs would be abandoned to incorporate the new store design changes. Assets in this charge included abandoned construction in progress (primarily leasehold improvements). The Company determined that it could not recover the carrying value of these fixed assets, and therefore recognized an impairment charge and disposed of the assets during the second quarter of fiscal 2002.

  Severance for employees terminated during the second quarter of fiscal 2002 ($142,000 of restructuring expense). During the second quarter of fiscal 2002, 65 employees were terminated in conjunction with the closure of one store in Cleveland, Ohio and the closure of the bakery operations within one support facility in Denver, Colorado during the quarter. The employees were notified of their involuntary termination during the second quarter of fiscal 2002. As of June 29, 2002, $100,000 of involuntary termination benefits had been paid to terminated employees; the remaining benefits of $42,000 will be paid during the third quarter of fiscal 2002.

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
$ (652,000) =======

Details of the significant components are as follows:

  Change in estimate related to lease-related liabilities for sites previously identified for closure or sale that were closed, sold or disposed of during the first quarter of fiscal 2002 ($761,000 of restructuring income). During the first quarter of fiscal 2002, the Company sold one store in Victoria, British Columbia, Canada. The purchaser assumed the lease-related obligations associated with this store. Based on this change in facts and circumstances, the Company reversed the remaining lease-related liabilities previously recorded for this store and therefore recognized restructuring income of $649,000 during the first quarter of fiscal 2002. During the first quarter of fiscal 2002, the Company also completed payment obligations for terminated lease obligations for sites in Boca Raton, Florida; Santa Fe, New Mexico and Framingham, Massachusetts; based on this change in facts and circumstances, the Company reversed the remaining lease-related liabilities previously recorded for these stores and therefore recognized restructuring income of $112,000 during the first quarter of fiscal 2002.

  Gain on sale of assets for site sold during the first quarter of fiscal 2002 ($253,000 of restructuring income). During the first quarter of fiscal 2002, the Company sold one store in Victoria, British Columbia, Canada. The sale agreement included payment for fixed assets. Based on this change in facts and circumstances, the Company recorded the gain on the sale of the fixed assets and reversed the fixed asset reserves previously recorded for this store and therefore recognized restructuring income of $253,000 during the first quarter of fiscal 2002.

  Change in estimate related to lease-related liabilities for sites previously identified for closure ($93,000 of restructuring expense). During the first quarter of fiscal 2002, the Company determined the likelihood of securing a subtenant for certain space in Tempe, Arizona was now remote due to the Company's obligation being at above-market rates, the unattractive site characteristics, and increasingly difficult real estate market conditions. With this change in facts and circumstances, the Company decided to fully reserve for the remaining lease obligations of the site and therefore recognized a restructuring charge of $93,000 during the first quarter of fiscal 2002.

  Severance for employees terminated during the first quarter of fiscal 2002 ($269,000 of restructuring expense). During the first quarter of fiscal 2002, 103 employees were terminated in conjunction with the closure of two stores in Boca Raton, Florida and Chesterfield, Missouri during the first quarter of fiscal 2002. The employees were notified of their involuntary termination during the first quarter of fiscal 2002. As of June 29, 2002, $269,000 of involuntary termination benefits had been paid to terminated employees.

The following table summarizes activity in the Company's restructuring-related accrual accounts during the first six months of fiscal 2002 (in thousands):

Exit Plans	1999 and prior	Q2 2000	Q4 2000	Q2 2001	Q3 2001	Q4 2001	Q1 2002	Q2 2002	Total

Balance, December 29, 2001	$ 2,458	$ 2,462	$ 4,061	$10,102	$ 87	$ 3,879			$23,049
New accruals:
Severance							$ 269		269
Lease-related liabilities	216	(649)	4			(239)			(668)
Cash received - lease-related liabilities	459								459
Note receivable in lieu of cash	375								375
Cash paid - severance				(95)		(55)	(213)		(363)
Cash paid - lease-related liabilities	(346)	(137)	(502)	(219)	(31)	(330)			(1,565)
Balance, March 30, 2002	3,162	1,676	3,563	9,788	56	3,255	56		21,556
New accruals:
Severance								$ 142	142
Lease-related liabilities	(305)	(6)	(5)	(358)	(10)	6			(678)
Cash paid - severance				(16)		(2)	(56)	(100)	(174)
Cash paid - lease-related liabilities	(198)	(114)	(292)	(230)	(26)	(73)			(933)
	1	1	1	2	1	1		3
Balance, June 29, 2002	$ 2,659 =====	$ 1,556 =====	$ 3,266 =====	$ 9,184 =====	$ 20 ==	$ 3,186 =====	$ --- ===	$ 42 ===	$19,913 ======

_______________________________

1 The restructuring accrual balance consists of lease-related liabilities

2 The restructuring accrual balance consists of $9.2 million for lease-related liabilities and $25,000 for employee termination benefits.

3 The restructuring accrual balance consists of employee termination benefits.

As of June 29, 2002, the components of the accruals related to the Company's restructuring activities are accrued liabilities ($5.1 million) and other long-term obligations ($14.8 million).

  Long-Term Debt

As of June 29, 2002, the Company was in violation of one financial covenant, a fixed charge coverage ratio for the fiscal quarter ended June 29, 2002. The Company obtained a waiver of the violation of the covenant for the fiscal quarter ended June 29, 2002, from all necessary lenders in exchange for a waiver fee of $75,000. As of June 29, 2002, there were $62.5 million in borrowings outstanding under the revolving facility and $33.8 million in borrowings outstanding under the term loan.  For the six months ended June 29, 2002, the Company recorded $1.3 million of income tax expense, primarily as a result of income before income taxes of $3.4 million during the period.

  Income Taxes

The Company has a $23.3 million net deferred tax asset, primarily as a result of the $54.9 million of restructuring and asset impairment charges recorded during fiscal 2001. For the three months ended June 29, 2002, the Company recorded $860,000 of income tax expense, primarily as a result of income before income taxes of $2.4 million during the period. For the six months ended June 29, 2002, the Company recorded $1.3 million of income tax expense, primarily as a result of income before income taxes of $3.4 million during the period.  The recoverability of the net deferred tax asset is primarily dependent upon the Company generating sufficient taxable income in the future. Although realization of the net deferred tax asset is not assured, the Company believes it is more likely than not that the Company will generate sufficient taxable income in the future to realize the full amount of the deferred tax asset. The Company's assessment is based on projections that assume that the Company can maintain its current store contribution margin. Furthermore, the Company expects to maintain the aggregate sales growth experienced over the past five years, which would generate additional taxable income. The primary uncertainty related to the realization of the deferred tax asset is the Company's ability to achieve its four-year business plan and generate future taxable income to realize the full amount of the deferred tax asset. The Company believes that the sales, gross margin, store contribution margin, and selling, general and administrative expenses assumptions in its four-year business plan are reasonable and, more likely than not, attainable. The Company will continue to assess the recoverability of the net deferred tax asset, and to the extent it is determined in the future that a valuation allowance is required, it will be recognized as a charge to earnings at that time.

The Company has determined that it must amend its 1999, 2000 and 2001 tax returns to correct the reporting of deemed dividend income from a foreign subsidiary. Such determination was the result of an internal self-review and not the result of any tax audit by the Internal Revenue Service or other tax authority. The Company believes that such amended tax returns will not materially affect the consolidated results, liquidity or financial position of the Company, or have any impact on tax expense reported in financial statements for 1999, 2000 and 2001. The Company believes that it has sufficient net operating loss carryovers to carry back to such tax years in order to eliminate any additional tax liability, but expects that it will have liability for interest and potential penalties. Current estimates of total tax liability, interest and potential penalties is not more than approximately $400,000. The Company believes that it has sufficient reserves to cover any interest and potential penalties that may result from the amended returns. The Company intends to seek a waiver from the Internal Revenue Service for certain penalties; however, no assurance can be given that such waiver will be granted.

  Related Party Transactions

In May 2002, the Company's Board of Directors agreed to amend the Employment Agreement of Perry D. Odak, the Company's CEO and President, to extend through December 2002 the period during which the issuance by the Company of additional securities as part of an equity financing will entitle Mr. Odak to receive up to 300,000 stock options exercisable for the Company's common stock. This will allow Mr. Odak to maintain his 5% equity ownership in the Company. Mr. Odak was issued options to purchase 5,856 shares of common stock under a provision of his Employment Agreement that provided for the maintenance of his 5% equity position in the event of a capital-raising transaction and the determination that the issuance of 111,269 shares of common stock registered on Form S-3 filed in April 2002, under the terms of a settlement agreement resolving the lawsuit brought against the Company by former directors and co-founders Michael Gilliland and Elizabeth Cook, was properly categorized as a capital-raising transaction.  In August of 2002, the Company's Board of Directors approved a third amendment to Mr. Odak's Employment Agreement, pursuant to which up to 70,000 of the stock options to which Mr. Odak would be entitled under his Employment Agreement as a result of the closing of a capital raising transaction may be granted to other employees of the Company designated by Mr. Odak. The options would only be granted upon the closing of the capital raising transaction, have a 10-year term, vest over four years and have an exercise price equal to the closing price of the Company's stock on the date the capital raising transaction was concluded. An equal number of options would be granted simultaneously to Mr. Odak; provided that the options granted to Mr. Odak would only be exercisable as the options granted to other employees terminated (as opposed to expired) without exercise. At the time the options are issued as proposed under the amendment to the Employment Agreement, a simultaneous matching grant by the Company of up to 70,000 additional options from the Company's 1996 Equity Incentive Plan will be made to the same employees. The Company may incur quarterly compensation expense, based on any increase in the then-current stock price over the exercise price, as a result of the issuance of the initial 70,000 options to the designated employees and Mr. Odak.

Effective June 29, 2002, the Company assigned its rights in the Employment Agreement, dated April 24, 2001, between the Company and Stephen Kaczynski to Sparky, Inc., a wholly-owned subsidiary of the Company. The Company also assigned its rights, effective June 29, 2002, in the Employment Agreement, dated December 17, 2001, between the Company and Edward Dunlap to Wild Oats Financial, Inc., a wholly-owned subsidiary of the Company.

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

  Distributor Contract

On June 14, 2002, the Company entered into a new primary distribution agreement with Tree of Life, Inc. ("Tree of Life") as distributor. The distribution arrangement commences effective September 1, 2002, which is the date upon which the Company's existing primary distribution contract with United Natural Foods, Inc. expires. The new agreement has no specified term, although either party can terminate the agreement after three years upon 120 days' prior written notice to the other party. Either party also may terminate the agreement for defaults by the other party of certain provisions of the agreement. Under the terms of the new agreement, the Company is obligated to purchase 90% of its total cost of goods from specified categories of goods for sale in its U.S. stores from Tree of Life, except in certain defined circumstances when such percentage-purchasing obligation is excused. The Company currently purchases approximately 28.2% of its aggregate cost of goods for all product categories for all stores from its existing primary distributor. The Company believes Tree of Life has sufficient warehouse capacity and distribution technology to service the Company's existing stores' distribution needs for natural foods and products as well as the needs of new stores in the future. Upon expiration of the existing distribution agreement with the Company's current primary distributor, other than the agreement with Tree of Life, the Company will have no other supply contracts with the majority of its smaller vendors, who could discontinue selling to Wild Oats at any time. Although the Company believes that it could develop alternative sources of supply, any such termination may create a short-term disruption in store-level merchandise selection. Any significant disruption in the supply of goods could have a material impact on our overall sales volume and cost of goods.

A transition fee is referenced in the Company's new distribution agreement with Tree of Life. The Company will use the transition fee to offset the transition costs incurred during the transition of the Company's primary distribution relationship to Tree of Life. These costs include, but are not limited to, the cost of retagging store shelves, modification of product inventory, disposal of discontinued products, resetting of products on store shelves and training of store personnel in new procedures, and legal and consulting expenses. A portion of the transition support fee received in the second quarter was used to defray transition expenses incurred, and had no material impact on the reported second quarter earnings.

  Litigation

In April 2000, the Company was named as defendant in S/H -Ahwatukee, LLC and YP- Ahwatukee LLC v. Wild Oats Markets, Inc., Superior Court of Arizona, Maricopa County, by a landlord alleging Wild Oats breached a continuous operations clause arising from the closure of a Phoenix, Arizona store. The landlord dismissed the same suit, filed in 1999, without prejudice in 1999, after the Company presented a possible acceptable subtenant, but subsequently rejected the subtenant. Plaintiff claimed $1.5 million for diminution of value of the shopping center plus accelerated rent, fees and $360,000 in attorneys' fees and costs. After trial in November 2001, the judge awarded the plaintiff $326,000 in damages and $210,000 in attorneys' fees and the Company has reserved such amounts. In April 2002 the plaintiffs filed a motion to alter or amend the judgment to increase the amount thereof to $1.1 million. The judge denied the motion. The plaintiffs have filed a notice of intent to file an appeal.

In October 2000 the Company was named as defendant in 3601 Group Inc. v. Wild Oats Northwest, Inc., Wild Oats, Inc. and Wild Oats Markets, Inc., a suit filed in Superior Court for King County, Washington, by a property owner who claimed that Alfalfa's Inc., our predecessor in interest, breached a lease in 1995 related to certain property in Seattle, Washington.  Plaintiff subsequently increased its damages claim from $377,000 to $2.4 million. Both parties filed motions for summary judgment. After hearing, the court denied the Company's motion and granted the plaintiff's motion, ruling that the Company had anticipatorily breached its lease obligations. A trial on damages was held in July 2002 and the jury awarded no damages, based on its determination that the plaintiff had benefited monetarily from our lease termination. The Company intends to seek an award of attorneys' fees.

In June 2002, the Company was named as a defendant in In Re Kava Kava Litigation, a class-action suit consolidated from three cases filed in Los Angeles Superior Court by plaintiffs alleging that most major grocery stores, including Wild Oats, and supplements manufacturers, distributed, manufactured, and/or sold kava-kava supplements without appropriate warnings that such may cause liver damage. Plaintiffs seek the removal of the products from the stores, the addition of certain warning labels before the products can be resold, and unspecified damages including disgorgement of profits from the sale of kava kava products. The Company has tendered defense of the suit to all its manufacturers of kava kava products, and a number have agreed to assume the defense on a pro-rata basis.  In August 2002, the court stayed the action, pending FDA review of the issue.

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

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

This report on Form 10-Q contains certain forward-looking statements regarding our future results of operations and performance. Important factors that could cause differences in results of operations include, but are not limited to, the Company's continued compliance with its credit facility covenants; the ability to raise additional equity financings; the timing and execution of new store openings, relocations, remodels, sales and closures; the timing and impact of the Fresh Look program; the impact of competition; changes in product supply or suppliers; changes in management information needs; changes in customer needs and expectations; governmental and regulatory actions; general industry or business trends or events; changes in economic or business conditions in general or affecting the natural foods industry in particular; and competition for and the availability of sites for new stores and potential acquisition candidates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Forward-Looking Statements."

Overview

Marketing and Merchandising Initiatives and Operational Improvements. During the second quarter of fiscal 2002, we had a 9.6% increase in average weekly sales, a 6.1% increase in average weekly customer count and a 3.3% rise in average sales per customer chain-wide as compared to the second quarter of fiscal 2001.  We believe that these improvements were primarily driven by continued positive customer response to our marketing and merchandising programs, including the Fresh Look program, and operational improvements at store level.  Our marketing and merchandising initiatives have been expanded to additional Wild Oats stores in Arizona, Arkansas, Illinois, New Mexico, Ohio, Tennessee and Utah. To date, 60 of the 73 natural foods supermarket format stores in our chain have implemented these marketing programs, which are designed to drive greater awareness of Wild Oats and to increase customer traffic through weekly advertising circulars distributed to customers via newspaper inserts and direct mail.

Over the last twelve months, we instituted new programs to improve customer service and store-level execution. We also implemented inventory reduction programs, centralized product ordering to refocus store management energies on store-level operations, and reset store merchandise for customer convenience in many stores. We believe these programs also contributed to overall operational improvements that increased store sales, customer counts and average transaction sizes in the second quarter of fiscal 2002.

Store format. We operate two store formats: the natural foods supermarket and farmers market formats. The natural foods supermarket format store, operated under the Wild Oats(R) Natural Marketplace and Nature's(R) - A Wild Oats Market tradenames, is generally 20,000 to 35,000 gross square feet, and the farmers market store, operated under the Henry's Marketplace(R) and Sun Harvest(TM) tradenames, is generally 15,000 to 25,000 gross square feet. Our profitability has been and will continue to be affected by the mix of natural foods supermarkets and farmers market stores opened, acquired or relocated and whether stores are being opened in markets where we have an existing presence.  In fiscal 2001, we redesigned the natural foods supermarket format store layout and design. We further refined the store layout and design during the second quarter of fiscal 2002, and in April 2002, we opened the first of our redesigned natural foods supermarket format stores in Long Beach, California.  We also plan to expand the farmers market store format as our second, parallel store format. We believe this format, which is primarily located in metropolitan San Diego, California and Texas, appeals to a more value-conscious customer. This format has historically produced higher comparable store sales results than the natural foods supermarket format stores, although margins are lower. The format also appears to perform better in the face of new competition, whether from conventional or natural foods supermarket competitors.

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

The farmers market format stores, which depend heavily on produce sales, are more susceptible to sales fluctuations resulting from the availability and price of certain produce items. As a result of marketing and merchandising initiatives, including the Fresh Look program, and operational improvements, and the closure of one weaker store, comparable store sales chain-wide increased by 5.2% in the second quarter of fiscal 2002, as compared to 7.3% in the first quarter of fiscal 2002, 5.7% in the fourth quarter of fiscal 2001, 5.5% in the third quarter of fiscal 2001, 3.9% in the second quarter of fiscal 2001, and 1.0% in the first quarter of fiscal 2001.  Expansion of our marketing and merchandising initiatives late in the second quarter and early in the third quarter of 2002, coupled with other marketing and merchandising initiatives planned in the second half of the year, are expected to increase comparable store sales between 5.5 percent and 7.0 percent for the remainder of the year. No new store openings are anticipated until early 2003.  There can be no assurance that comparable store sales for any particular period will not decrease in the future.

Store openings, closings, sales, remodels, relocations and acquisitions. In the second quarter of fiscal 2002, we opened one new store in Long Beach, California, and we closed one underperforming store in Cleveland, Ohio and the bakery operations of a support facility in Denver, Colorado. We also terminated the lease obligation for one location formerly used as a kitchen in Los Angeles, California. In the second quarter of fiscal 2001, we opened no new stores and we closed no stores.

The Company currently has an inventory of 15 vacant sites, not including those referenced below, comprising closed store, kitchen and warehouse locations and excess unoccupied space acquired during acquisitions or other leasing transactions, for which we have rent obligations; appropriate accruals have been made for such obligations. We are actively seeking subtenants or assignees for the spaces, although many of the sites are difficult to sublease or assign because of unusual site characteristics, surpluses of vacant retail space in the markets in which the sites are located, or because the remaining lease terms are relatively short. In the second quarter of fiscal 2002, we negotiated the early termination of one empty kitchen facility. We sublet one closed store location for the remaining lease term with a subsidy for the sublessee, and sublet another adjacent space. We negotiated a lease amendment with the landlord on space adjacent to an operating stores during the second quarter of fiscal 2002 and, as a result, our lease obligation for the space will terminate. We also entered into a contract for sale of one kitchen facility, subject to satisfaction of certain conditions to closing. The lease for one vacant site expired after the end of the quarter.

Our ability to increase the number of stores opened in fiscal 2003 and beyond may depend upon our ability to raise additional equity financings. In October 2001, we executed an amendment to our credit facility. As part of such amendment, our borrowings were limited to $125.0 million, and we agreed to restrictive covenants, including covenants regarding our ability to enter into new leases and to make certain capital expenditures. Absent additional equity funding, the limitations on capital expenditures did not allow us to complete and open in fiscal 2002 all of the stores for which we currently have signed leases; therefore, some openings were rescheduled into early fiscal 2003. We have proposed to raise $30.0 million or more in equity financings, and have executed confidentiality agreements with, made presentations to and provided due diligence to a number of interested parties. If the Company is successful in raising additional equity financing of $30.0 million or more, under the terms of the amended credit facility we will be allowed to increase the number of new leases we may execute and new stores we may open, based on the amount of equity financings raised and the format of the stores proposed to be opened. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

Restructuring and Asset Impairment Income. During the second quarter of fiscal 2002, the Company's management made certain decisions relating to the Company's operations which changed estimates of prior restructuring and asset impairment charges and resulted in net restructuring and asset impairment expense of $0. During the first quarter of fiscal 2002, the Company's management made certain decisions relating to the Company's operations which also changed estimates of prior restructuring and asset impairment charges and resulted in restructuring and asset impairment income of $652,000. See the Company's 2001 Annual Report filed on Form 10-K for the fiscal year ended December 29, 2001 for a detailed discussion of restructuring and asset impairment charges during the last three years.

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

The consolidation of our brands to increase synergy and awareness has resulted in a change to our goodwill accounting policy. During the second quarter of fiscal 2002, the Company recorded goodwill at the enterprise level to recognize goodwill for the brand, as opposed to past practice of recording goodwill at the store level. See Note 2, Notes to Consolidated Financial Statements. See also the Company's 2001 Annual Report filed on Form 10-K for the fiscal period ended December 29, 2001, for disclosures of the remaining critical accounting policies that continue in existence unchanged from that annual period.

2002 Outlook

Continued improvement in gross margins, in conjunction with an expected reduction in direct store expenses and SG&A expenses as a percent of sales, is expected to translate into net earnings per diluted share of $0.08, and $0.10 to $0.11 in the third quarter and fourth quarter, respectively. Combined with net income of $2.2 million, or $0.09 per diluted share, for the first half of 2002, projected net earnings for the full year 2002 is expected to reach $0.27 to $0.28 per diluted share. Net earnings per share estimates provided above do not reflect the impact of any potential equity placement.

Factors Impacting Results of Operations

Our results of operations have been and will continue to be affected by, among other things:

  the number, timing and mix of store openings, acquisitions, relocations, remodels or closings availability of capital
  fluctuations in quarterly results of operations
  impact of merchandising and marketing initiatives, including the Fresh Look program, on store performance economic conditions

  competition
  labor issues
  loss of key management
  government regulations
  changes in suppliers, distributors and manufacturers
  volatility in our stock price

New stores build their sales volumes and refine their merchandise selection gradually and, as a result, generally have lower gross margins and higher operating expenses as a percentage of sales than more mature stores. We anticipate that the new stores opened in fiscal 2002 and 2003 will experience operating losses for the first six to 12 months of operation, in accordance with historical trends.

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

As discussed above, we have implemented the Fresh Look program and other merchandising and marketing initiatives in additional natural foods supermarket format stores in fiscal 2002. There can be no assurances that these programs will be successful in those stores, nor that the cost of program roll-out will be at or below the costs incurred in fiscal 2001.

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

We are subject to a myriad of local, state and federal regulations governing the operation of our stores and support facilities, including licensing laws governing the sale of particular categories of products, health and sanitation laws, laws governing the manufacture, labeling and importation of private label products, labor laws controlling wages, benefits and employment conditions of our employees and advertising regulations governing the manner in which we may advertise products we sell. In addition, in the fall of 2002, the National Organic Standards, a comprehensive program of regulations governing the growing, production, handling and sale of goods advertised as "organic", will be fully implemented. Consumer and regulatory concerns regarding food safety issues, new technology or competitive pressures may trigger modifications in existing laws and the implementation of new laws governing components of our business operations. Such modifications can have a material impact on our sales volume, costs of goods and direct store expenses. Modification of such laws may also impact the vendors and manufacturers who provide goods and services to us, raising the cost of such items or decreasing their availability. In addition, from time to time we are audited by various governmental agencies for compliance with existing laws, and we could be subject to fines or operational modifications as a result of noncompliance.

On June 14, 2002, the Company entered into a new primary distribution agreement with Tree of Life, Inc. ("Tree of Life") as distributor. The distribution arrangement commences effective September 1, 2002, which is the date upon which our existing primary distribution contract with United Natural Foods, Inc. expires. The new agreement has no specified term, although either party can terminate the agreement after three years upon 120 days' prior written notice to the other party. Either party also may terminate the agreement for defaults by the other party of certain provisions of the Agreement. Under the terms of the new agreement, we are obligated to purchase 90% of our total cost of goods from specified categories of goods for sale in our U.S. stores from Tree of Life, except in certain defined circumstances when such percentage purchasing obligation is excused. The Company currently purchases approximately 28.2% of its aggregate cost of goods for all product categories for all stores from its existing primary distributor. We believe Tree of Life has sufficient warehouse capacity and distribution technology to service the Company's existing stores' distribution needs for natural foods and products as well as the needs of new stores in the future. Upon expiration of the existing distribution agreement with our current primary distributor, other than the agreement with Tree of Life, we will have no other supply contracts with the majority of our smaller vendors, who could discontinue selling to Wild Oats at any time. Although we believe that we could develop alternative sources of supply, any such termination may create a short-term disruption in store-level merchandise selection. Any significant disruption in the supply of goods could have a material impact on our overall sales volume and cost of goods.

We received a transition fee as a part of the new distribution agreement with Tree of Life. We will use the transition fee to offset the transition costs incurred during the transition of the Company's primary distribution relationship to Tree of Life. These costs include, but are not limited to, the cost of retagging store shelves, modification of product inventory, disposal of discontinued products, resetting of products on store shelves and training of store personnel in new procedures, and legal and consulting expenses. A portion of the transition fee received was used to defray transition expenses incurred in the second quarter, but had no material impact on reported second quarter earnings.

Our stock price has been and continues to be fairly volatile. Our stock price is affected by our quarterly and year-end results, results of our major competitors and suppliers, general market and economic conditions and publicity about our competitors, our vendors, our industry or us. Volatility in our stock price may affect our future ability to raise proceeds from equity financings, renegotiate our existing credit agreement or enter into a new borrowing relationship, or affect our ability to obtain new store sites on favorable economic terms.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of sales.

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	69.8	71.1	70.4	70.4
Gross margin	30.2	28.9	29.6	29.6
Direct store expenses	21.8	24.0	21.7	23.8
Selling, general and administrative expenses	6.2	5.8	6.2	5.4
Pre-opening expenses	0.3	0.0	0.2	0.3
Restructuring and asset impairment charges		23.9	(0.1)	12.2
Income (loss) from operations	1.9	(24.8)	1.7	(12.1)
Loss on investment		0.1		0.1
Interest expense, net	0.9	1.2	0.9	1.2
Income (loss) before income taxes	1.0	(26.1)	0.7	(13.4)
Income tax expense (benefit)	0.4	(9.5)	0.3	(4.9)
Net income (loss)	0.6% ====	(16.6)% ======	0.5% ====	(8.5)% =====

Sales. Sales for the three months ended June 29, 2002, increased 3.0% to $236.2 million from $229.4 million in the same period in fiscal 2001. Sales for the six months ended June 29, 2002, increased 4.5% to $469.2 million from $448.9 million in the same period in fiscal 2001. The increases were primarily attributed to improvements in same-store sales resulting from the positive impact of the Fresh Look program and overall operational improvements. Comparable store sales increased 5.2% for the second quarter of fiscal 2002 from a 7.3% increase in the first quarter of fiscal 2002, as compared to a 3.9% increase in the second quarter of fiscal 2001, due to operational improvements in a number of stores; the implementation of new marketing programs, including the Fresh Look program, in selected regions; and one store closure. We are proposing additional Fresh Look rollouts in the remainder of fiscal 2002.

Gross Profit. Gross profit for the three months ended June 29, 2002 increased 7.6% to $71.4 million from $66.4 million in the same period in fiscal 2001. Gross profit for the six months ended June 29, 2002 increased 4.7% to $139.1 million from $132.8 million in the same period in fiscal 2001. As a percentage of sales, gross profit increased to 30.2% in the second quarter of fiscal 2002 from 28.9% in the same period in fiscal 2001 due primarily to lower occupancy costs, which were partially offset by lower merchandise margins resulting from the implementation of the Fresh Look program and a shift in sales mix between store formats. Excluding one-time charges of $2.4 million related to increased inventory reserves during the second quarter of fiscal 2001, gross profit increased to 30.2% in the second quarter of fiscal 2002 from 30.0% in the second quarter of fiscal 2001. As the Company implements certain strategic initiatives that include the lowering of prices in selected stores, or in selected regions, gross profit in the remainder of fiscal 2002 may be negatively affected by lower margins on certain items.

Direct Store Expenses. Direct store expenses for the three months ended June 29, 2002 decreased 6.3% to $51.5 million from $55.0 million in the same period in fiscal 2001, and for the six months ended June 29, 2002 decreased 4.4% to $101.9 million from $106.6 million in the same period in fiscal 2001. As a percentage of sales, direct store expenses decreased to 21.8% in the second quarter of fiscal 2002 from 24.0% in the same period in fiscal 2001. The decreases are primarily due to the reduction of store-level marketing expenses and other cost containment measures. Direct store expenses in the second quarter of fiscal 2001 included $1.8 million of one-time charges related to employee benefits expenses and bad debt reserves. Excluding such one-time charges, direct store expenses as a percentage of sales in the second quarter of fiscal 2001 were 23.2%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 29, 2002 increased 10.4% to $14.8 million from $13.4 million in the same period in fiscal 2001, and for the six months ended June 29, 2002 increased 18.3% to $28.9 million from $24.5 million in the same period in fiscal 2001. Selling, general and administrative expenses included one-time charges related to strategic repositioning activities of $800,000 in the second quarter of fiscal 2001 and $1.6 million in the first half of fiscal 2001. As a percentage of sales, selling, general and administrative expenses increased to 6.2% in the second quarter of fiscal 2002 from 5.8% in the same period in fiscal 2001; excluding the one-time charges, selling, general and administrative expenses as a percentage of sales were 5.5% in the second quarter of fiscal 2001. The increases are attributable to severance costs for former employees, recruiting and relocation costs, as well as increases in advertising and merchandising expenses related to the Fresh Look program. Based on the first six months' results, we have increased our projected level of selling, general and administrative expenses for the remainder of fiscal 2002 and the first quarter of fiscal 2003, and now expect that annualized selling, general and administrative expenses as a percentage of sales will be approximately 6.0% for at least the next nine to 12 months until such time as sales increase to leverage the expenses as a percentage of sales. The increases in selling, general and administrative expenses attributable to the expanded advertising program are expected to remain constant per store in the future.

Pre-Opening Expenses. Pre-opening expenses for the three months ended June 29, 2002 increased to $645,000 compared to $85,000 during the same period in fiscal 2001, and for the six months ended June 29, 2002 decreased 33.1% to $1.0 million from $1.5 million in the same period in fiscal 2001. As a percentage of sales, pre-opening expenses decreased to 0.2% in the first half of fiscal 2002 from 0.3% in the same period in fiscal 2001, due to the opening of one new store in the first half of fiscal 2002 as compared to the opening of four new stores in the first half of fiscal 2001. As part of the Company's increase in marketing efforts relating to the Fresh Look program, we anticipate that pre-opening expenses for new natural foods supermarket stores will increase from an estimated $250,000 historically to an estimated $400,000 per new store, and those of the farmers market format will increase from $75,000 historically to an estimated $150,000 in the future.

Interest Expense, Net. Net interest expense for the three months ended June 29, 2002 decreased 22.0% to $2.2 million from $2.8 million in the same period in fiscal 2001, and for the six months ended June 29, 2002 decreased 15.7% to $4.4 million from $5.2 million in the same period in fiscal 2001 due to decreased borrowings during the six-month period. As part of the October 2001 amendment to our credit facility, our revolving line interest rates on prime-based and LIBOR-based loans are prime plus 2.25% and one-month LIBOR plus 3.75%, respectively, both increasing by 0.5% each June 30 and January 1 through January 1, 2003 when the rate will remain constant through the maturity date of August 1, 2003. Due to the current state of the U.S. economy, management believes that the variable interest rates will remain constant during the next six to 12 months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below.

Restructuring and Asset Impairment Income. During the second quarter of fiscal 2002, we recorded restructuring expense of $0, consisting of the following significant components:

  Change in estimate related to fixed asset impairments for sites previously identified for closure or sale ($35,000 of restructuring expense). During the second quarter of fiscal 2002, we determined that these fixed assets were not compatible with a new store design. Due to the new store design, such assets could not be relocated as contemplated under the original restructuring plan. As a result, we determined we could not recover the previously estimated carrying value of these assets, and therefore recognized an impairment charge of approximately $170,000 during the second quarter of fiscal 2002. Additionally, during the second quarter of fiscal 2002, we determined that we could partially recover the carrying value of certain fixed assets used in store front-end operations that were previously written off; therefore, we partially reversed the restructuring charge previously recorded for these fixed asset impairments and recognized restructuring income of approximately $135,000 during the second quarter of fiscal 2002.

  Change in estimate related to lease-related liabilities for sites previously identified for closure or sale ($678,000 of restructuring income). During the second quarter of fiscal 2002, we negotiated the early termination of a lease of property at which we had operated a kitchen in Los Angeles, California. Also during the quarter, we subleased a closed location in Hartford, Connecticut for the remaining lease term and provided a subsidy for the sublessee; the previously estimated lease-related liabilities in excess of the subsidy were reversed. Additionally, we subleased a site in Vancouver, British Columbia, Canada, for the remaining lease term and consequently reversed the previously estimated lease-related liabilities. For space adjacent to our operating store in West Hartford, Connecticut, we negotiated a lease amendment with the landlord during the second quarter of fiscal 2002 and, as a result, will be removed from the lease in the first quarter of fiscal 2003; we reversed the excess lease-related liabilities previously recorded. Due to these changes in facts and circumstances and the related changes in estimates, we recorded restructuring income during the second quarter of fiscal 2002.
  Fixed asset impairments for one additional store identified in the second quarter of fiscal 2002 to be closed during the third quarter of fiscal 2002 ($131,000 of restructuring expense). During the second quarter of fiscal 2002, we decided to close one store in the third quarter of fiscal 2002 due to failure to extend the lease term with the landlord. The assets will be disposed by the end of the third quarter of fiscal 2002.
  Fixed asset impairments for store construction project discontinuation ($370,000 of restructuring expense). During the second quarter of fiscal 2002, we determined that a new store design was required and construction of new stores based on the previously developed designs would be abandoned to incorporate the new store design changes. Assets in this charge included abandoned construction in progress (primarily leasehold improvements). We determined that we could not recover the carrying value of these fixed assets, and therefore recognized an impairment charge and disposed of the assets during the second quarter of fiscal 2002.
  Severance for employees terminated during the second quarter of fiscal 2002 ($142,000 of restructuring expense). During the second quarter of fiscal 2002, 65 employees were terminated in conjunction with the closure of one store in Cleveland, Ohio and the closure of the bakery operations within one support facility in Denver, Colorado during the quarter. The employees were notified of their involuntary termination during the second quarter of fiscal 2002. As of June 29, 2002, $100,000 of involuntary termination benefits had been paid to terminated employees; the remaining benefits of $42,000 will be paid during the third quarter of fiscal 2002.

During the first quarter of fiscal 2002, we recorded restructuring income of $652,000. Details of the significant components are as follows:

  Change in estimate related to lease-related liabilities for sites previously identified for closure or sale that were closed, sold or disposed of during the first quarter of fiscal 2002 ($761,000 of restructuring income). During the first quarter of fiscal 2002, we sold one store in Victoria, British Columbia, Canada. The purchaser assumed the lease-related obligations associated with this store. Based on this change in facts and circumstances, we reversed the remaining lease-related liabilities previously recorded for this store and therefore recognized restructuring income of $649,000 during the first quarter of fiscal 2002. During the first quarter of fiscal 2002, we also concluded payments for terminated lease obligations for sites in Boca Raton, Florida; Santa Fe, New Mexico and Framingham, Massachusetts; based on this change in facts and circumstances, we reversed the remaining lease-related liabilities previously recorded for these stores and therefore recognized restructuring income of $112,000 during the first quarter of fiscal 2002.

  Gain on sale of assets for site sold during the first quarter of fiscal 2002 ($253,000 of restructuring income). During the first quarter of fiscal 2002, we sold one store in Victoria, British Columbia, Canada. The sale agreement included payment for fixed assets. Based on this change in facts and circumstances, we recorded the gain on the sale of the fixed assets and reversed the fixed asset reserves previously recorded for this store and therefore recognized restructuring income of $253,000 during the first quarter of fiscal 2002.
  Change in estimate related to lease-related liabilities for sites previously identified for closure ($93,000 of restructuring expense). During the first quarter of fiscal 2002, we determined the likelihood of securing a subtenant for certain space in Tempe, Arizona was now remote due to our obligation being at above-market rates, the unattractive site characteristics, and increasingly difficult real estate market conditions. With this change in facts and circumstances, we decided to fully reserve for the remaining lease obligations of the site and therefore recognized a restructuring charge of $93,000 during the first quarter of fiscal 2002.
  Severance for employees terminated during the first quarter of fiscal 2002 ($269,000 of restructuring expense). During the first quarter of fiscal 2002, 103 employees were terminated in conjunction with the closure of two stores in Boca Raton, Florida and Chesterfield, Missouri during the first quarter of fiscal 2002. The employees were notified of their involuntary termination during the first quarter of fiscal 2002. As of June 29, 2002, $269,000 of involuntary termination benefits had been paid to terminated employees.

A summary of restructuring activity by store count is as follows:

	RESTRUCTURING STORE COUNT
	Fiscal Year Ending		Period Ending
			June 29,
	2000	2001	2002

Stores remaining at commencement of period		9	6
Stores identified in fiscal 2000 for closure or sale	22
Stores identified in fiscal 2001 for closure or sale		6
Stores identified in fiscal 2002 for closure or sale			1
Identified stores closed or abandoned	(10)	(3)	(3)
Identified stores sold	(3)	(2)	(3)
Reversal of stores identified for closure or sale		(4)
Identified stores remaining at period end	9 ===	6 ===	1 ===

Income Tax Expense. For the three months ended June 29, 2002, we recorded $860,000 of income tax expense, primarily as a result of income before income taxes of $2.4 million during the period. . For the six months ended June 29, 2002, we recorded $1.3 million of income tax expense, primarily as a result of income before income taxes of $3.4 million during the period.  The recoverability of the net deferred tax asset is primarily dependent upon the Company generating sufficient taxable income in the future. Although realization of the net deferred tax asset is not assured, we believe it is more likely than not that the Company will generate sufficient taxable income in the future to realize the full amount of the deferred tax asset. Our assessment is based on projections that assume that the Company can maintain its current store contribution margin. Furthermore, we expect to maintain the sales growth experienced over the past five years that would generate additional taxable income. The primary uncertainty related to the realization of the deferred tax asset is the Company's ability to achieve its four-year business plan and generate future taxable income to realize the full amount of the deferred tax asset. We believe that the sales, gross margin, store contribution margin, and selling, general and administrative expenses assumptions in our four-year business plan are reasonable and, more likely than not, attainable. We will continue to assess the recoverability of the net deferred tax asset and to the extent it is determined in the future that a valuation allowance is required, it will be recognized as a charge to earnings at that time.

Liquidity and Capital Resources

Our primary sources of capital have been cash flow from operations (which includes inventory and trade payables), bank indebtedness, and the sale of equity securities. Primary uses of cash have been the financing of new store development, new store openings, relocations, remodels and acquisitions and repayment of debt.

Net cash provided by operating activities was $23.8 million during the first six months of fiscal 2002 as compared to $20.1 million during the same period in fiscal 2001. Cash from operating activities increased during this period primarily due to an increase in net income before depreciation and amortization expense and changes in working capital items. We have not required significant external financing to support inventory requirements at our existing and new stores because we have been able to rely on vendor financing for most of the inventory costs, and we anticipate that vendor financing will continue to be available for new store openings.

Net cash used in investing activities was $4.6 million during the first six months of fiscal 2002 as compared to $15.3 million during the same period in fiscal 2001. The decrease is due to a reduction in capital expenditures related to new store construction and remodels.

Net cash used in financing activities was $25.3 million during the first six months of fiscal 2002 as compared to $2.7 million used in financing activities during the same period in fiscal 2001. The increase reflects $26.0 million in debt repayments and $590,000 in partial repayment of a related-party note, partially offset by proceeds from stock option exercises.

We have a net deferred tax asset of $23.3 million on our balance sheet, primarily as a result of $54.9 million of restructuring and asset impairment charges recorded during fiscal 2001. The net deferred tax asset will reduce cash required for payment of federal and state income taxes, as we believe we will generate sufficient taxable income for realization of the asset in the future.  The Company has determined that it must amend its 1999, 2000 and 2001 tax returns to correct the reporting of deemed dividend income from a foreign subsidiary. Such determination was the result of an internal self-review and not the result of any tax audit by the Internal Revenue Service or other tax authority. The Company believes that such amended tax returns will not materially affect the consolidated results, liquidity or financial position of the Company, or have any impact on tax expense reported in financial statements for 1999, 2000 and 2001. The Company believes that it has sufficient net operating loss carryovers to carry back to such tax years in order to eliminate any additional tax liability, but expects that it will have liability for interest and potential penalties. Current estimates of total tax liability, interest and potential penalties is not more than approximately $400,000. The Company believes that it has sufficient reserves to cover any interest and potential penalties that may result from the amended returns. The Company intends to seek a waiver from the Internal Revenue Service for certain penalties; however, no assurance can be given that such waiver will be granted.

As of June 29, 2002, we were in violation of one financial covenant, a fixed charge coverage ratio for the fiscal quarter ended June 29, 2002. We obtained a waiver of the violation of the covenant for the fiscal quarter ended June 29, 2002, from all necessary lenders under the credit facility, in exchange for a waiver fee of $75,000.

The Company is proposing to raise $30.0 million or more in an offering of the Company's equity to provide additional liquidity, although such equity financing is not a requirement of the amended credit facility. On June 7, 2002, the Company filed a registration statement on Form S-3 to register the Company for offer and sale 3.25 million shares of the Company's common stock in connection with such placement, in addition to 1.2 million shares previously registered. The Company engaged JP Morgan Securities Inc. to act as the advisor to the Company in any equity financing, for which JP Morgan Securities will receive compensation of up to 5% of any financing consummated by the Company. JP Morgan Securities Inc. is affiliated with J.P. Morgan Partners (SBIC), LLC, which holds approximately 9.4% of our outstanding common stock.

We maintain an interest rate risk management strategy, which is required by our amended credit facility terms, that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in interest rates. The Company's specific goals are to (1) manage interest rate sensitivity by modifying the repricing or maturity characteristics of some of its debt and (2) lower (where possible) the cost of its borrowed funds. In accordance with the Company's interest rate risk management strategy, and in accordance with the requirements of our credit facility, the Company has entered into a swap agreement to hedge the interest rate on $37.5 million of its borrowings. The swap agreement locks in a one-month LIBOR rate of 6.6% and expires on August 1, 2003.

Capital Expenditures. We spent approximately $4.6 million during the first six months of fiscal 2002 for new store construction, development, remodels and other capital expenditures, exclusive of acquisitions. Capital expenditures originally planned for certain of the stores rescheduled to open in fiscal 2002 were incurred commencing in the fourth quarter of fiscal 2001. The aggregate amount to construct all five originally scheduled stores was originally estimated at $15.0 million to $20.0 million, but may be revised downward as part of our comprehensive review of the business operations and strategic plan. We have terminated one store's lease obligations. Our average capital expenditures to open a leased store, including leasehold improvements, equipment and fixtures, have ranged from approximately $2.0 million to $5.0 million historically, excluding inventory costs and initial operating losses. As part of our reexamination of our operating strategies, we anticipate that the average capital expenditures to open a natural foods supermarket format store will be $2.5 million to $4.0 million in the future, partly because of our decision to reduce the size or simplify the format of our food service department in new stores, as well as our decision not to increase store size in the majority of geographic areas. Our average capital expenditures to open a farmers market format store are estimated at $1.5 million to $2.25 million in the future. Delays in opening new stores may result in increased capital expenditures and increased pre-opening costs for the site, as well as lower than planned sales for the Company. Under our amended credit facility, we are limited in our new store capital expenditures to an aggregate $3.1 million in the second quarter of fiscal 2002 for the first six months, and an aggregate $3.2 million in the third quarter. Proceeds from any equity offering in excess of $30.0 million may be used to increase our total allowable level of capital expenditures by $4.0 million per natural foods supermarket format store and $2.25 million per farmers market format store. If we are successful in raising the additional equity financing, we plan to use the equity proceeds to complete the early construction of two stores in fiscal 2002 and execute leases for and commence capital expenditures on up to 15 new stores through fiscal 2003. Although there can be no assurance that actual capital expenditures will not exceed anticipated levels, we believe that cash generated from operations and available under our existing credit facility will be sufficient to satisfy our budgeted capital expenditure requirements through the remainder of fiscal 2002.

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

The Company is exposed to foreign currency exchange risk. The Company owns and operates three natural foods supermarkets and a commissary kitchen in British Columbia, Canada. The commissary supports the three Canadian stores and does not independently generate sales revenue. Sales made from the Canadian stores are made in exchange for Canadian dollars and are subject to exchange rate fluctuations between the two currencies. To the extent that cash is repatriated to the United States, the amounts repatriated are subject to the exchange rate fluctuations between the two currencies. The Company does not hedge against this risk because of the small amounts of funds at risk.

The Company's exposure to interest rate changes is primarily related to its variable rate debt issued under its $125.0 million revolving credit facility. The facility has two separate lines of credit, a revolving line of up to $86.2 million and a term loan of up to $38.8 million, each with a three-year term expiring August 1, 2003. As part of the October 2001 amendment of the credit facility, which had an original credit capacity of $157.5 million, borrowings under the credit facility have been limited to $125.0 million. As of June 29, 2002, there were $62.5 million in borrowings outstanding under the $86.2 million revolving line of this facility and $33.8 million in borrowings outstanding under the $38.8 million term note. As part of the amendment to the credit facility, the interest rate on the facility was amended to either prime plus 2.25% or one-month LIBOR plus 3.75%, at our election, and the rates increase by 0.5% starting January 1, 2002 and each six months thereafter through January 2003. Because the interest rates on these facilities are variable, based upon the prime rate or LIBOR, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of June 29, 2002, would be an annual increase or decrease of approximately $963,000 in interest expense and a corresponding decrease or increase of approximately $605,000 in the Company's net income after taxes.

In September 2000, as required by the Company's credit facility, the Company entered into an interest rate swap to hedge its exposure on variable rate debt positions. Variable rates are predominantly linked to LIBOR as determined by one-month intervals. The interest rate provided by the swap on variable rate debt is 6.6%. At June 29, 2002, the notional principal amount of the interest rate swap agreement was $37.5 million, expiring on August 1, 2003. The notional amount is the amount used for the calculation of interest payments that are exchanged over the life of the swap transaction on the amortized principal balance. In the second quarter of fiscal 2002, the loss, net of taxes, included in other comprehensive loss for this cash flow hedge was approximately $303,000.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

In April 2000, the Company was named as defendant in S/H -Ahwatukee, LLC and YP- Ahwatukee LLC v. Wild Oats Markets, Inc., Superior Court of Arizona, Maricopa County, by a landlord alleging Wild Oats breached a continuous operations clause arising from the closure of a Phoenix, Arizona store. The landlord dismissed the same suit, filed in 1999, without prejudice in 1999, after the Company presented a possible acceptable subtenant, but subsequently rejected the subtenant. Plaintiff claimed $1.5 million for diminution of value of the shopping center plus accelerated rent, fees and $360,000 in attorneys' fees and costs. After trial in November 2001, the judge awarded the plaintiff $326,000 in damages and $210,000 in attorneys' fees and the Company has reserved such amounts. In April 2002 the plaintiffs filed a motion to alter or amend the judgment to increase the amount thereof to $1.1 million. The judge denied the motion. The plaintiffs have filed a notice of intent to file an appeal.

In October 2000 the Company was named as defendant in 3601 Group Inc. v. Wild Oats Northwest, Inc., Wild Oats, Inc. and Wild Oats Markets, Inc., a suit filed in Superior Court for King County, Washington, by a property owner who claimed that Alfalfa's Inc., our predecessor in interest, breached a lease in 1995 related to certain property in Seattle, Washington.  Plaintiff subsequently increased its damages claim from $377,000 to $2.4 million. Both parties filed motions for summary judgment. After hearing, the court denied the Company's motion and granted the plaintiff's motion, ruling that the Company had anticipatorily breached its lease obligations. A trial on damages was held in July 2002 and the jury awarded no damages, based on its determination that the plaintiff had benefited monetarily from our lease termination. The Company intends to seek an award of attorneys' fees.

In June 2002, the Company was named as a defendant in In Re Kava Kava Litigation, a class-action suit consolidated from three cases filed in Los Angeles Superior Court by plaintiffs alleging that most major grocery stores, including Wild Oats, and supplements manufacturers, distributed, manufactured, and/or sold kava-kava supplements without appropriate warnings that such may cause liver damage. Plaintiffs seek the removal of the products from the stores, the addition of certain warning labels before the products can be resold, and unspecified damages including disgorgement of profits from the sale of kava kava products. The Company has tendered defense of the suit to all its manufacturers of kava kava products, and a number have agreed to assume the defense on a pro-rata basis.  In August 2002, the court stayed the action, pending FDA review of the issue.

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

Item 2. Changes in Securities and Use of Proceeds

The Company and plaintiffs Michael C. Gilliland and Elizabeth C. Cook entered into a settlement agreement on March 21, 2002, pursuant to which, in the second quarter of 2002, the Company issued an aggregate of 111,269 shares (after giving effect to certain adjustments specified in the settlement agreement) of common stock, $0.001 par value, of the Company. The shares were issued in payment of an aggregate of $1.2 million in principal and accrued interest on a promissory note issued by the Company in January 2001 in exchange for cash.

The issuance of the shares to Mr. Gilliland and Ms. Cook was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act, as a transaction by the Company not involving any public offering. Mr. Gilliland and Ms. Cook founded the Company, and were officers and served on the Company's Board of Directors until their resignations in 2001. Mr. Gilliland and Ms. Cook owned in excess of 5% of the Company's common stock at the time of issuance. Resale of the shares by Mr. Gilliland and Ms. Cook was registered by the Company pursuant to a registration statement on Form S-3 (No. 333-85908). Mr. Gilliland and Ms. Cook may be deemed to be underwriters in connection with the resale of the shares issued to them pursuant to the settlement agreement.  In connection with the foregoing, Mr. Odak was issued options to purchase 5,856 shares of common stock under a provision of his Employment Agreement that provided for the maintenance of his 5% equity position in the event of a capital-raising transaction.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders, held on May 7, 2002, the Company's stockholders elected each of the following directors for a three-year term: David L. Ferguson and James B. McElwee. The following number of votes elected the directors:

Director	For	Withheld
David L. Ferguson	18,869,847	179,642
James B. McElwee	18,867,969	181,520

The remaining directors whose terms continue after the meeting date are John A. Shields, David Chamberlain, Brian Devine, Mo Siegel and Perry D. Odak.

The Company's stockholders ratified the selection of PricewaterhouseCoopers LLP as independent accountants for the Company for its fiscal year ended December 28, 2002. The shareholders voted for the ratification by the following number of votes:

For	Against	Abstain	Broker Non-Votes
18,805,881	224,321	19,287	0

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

10.1      Second Amendment to Employment Agreement between Wild Oats Markets, Inc. and Perry D. Odak, dated June 19, 2002.

10.2      Third Amendment to Employment Agreement between Wild Oats Markets, Inc. and Perry D. Odak, dated August 12, 2002.

10.3      Assignment of Kaczynski Employment Agreement, dated June 29, 2002, between Registrant and Sparky, Inc.

10.4      Assignment of Dunlap Employment Agreement, dated June 29, 2002, between Registrant and Wild Oats Financial, Inc.

10.5      Re-filing of correct version of Edward F. Dunlap Equity Incentive Plan (incorrect version filed as Exhibit 10.20 to the Company's
             Annual Report filed on Form 10-K for fiscal year ending December 29, 2001)

(b) Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, County of Boulder, State of Colorado, on the 13th day of August, 2002.

Wild Oats Markets, Inc.

By: /s/Edward F. Dunlap

Edward F. Dunlap

Chief Financial Officer

Certification of CEO Pursuant to

18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Wild Oats Markets, Inc. (the "Company") on Form 10-Q for the period ended June 29, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Perry D. Odak, as Chief Executive Officer of the Company hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

(1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Perry D. Odak

Perry D. Odak

Chief Executive Officer

August 12, 2002

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Certification of CFO Pursuant to

18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Wild Oats Markets, Inc. (the "Company") on Form 10-Q for the period ended June 29, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Edward F. Dunlap, as Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

(1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Edward F. Dunlap

Edward F. Dunlap

Chief Financial Officer

August 12, 2002

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.