Form 10-Q
period 2002-09-28
WILD OATS MARKETS INC
filed 2002-11-12
CIK 909990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        N/A        to        N/A

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

Yes   (X)                                                   No  (   )

As of November 8, 2002, there were 29,645,635 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WILD OATS MARKETS, INC.
Consolidated Balance Sheets
 (in thousands, except share data)

	September 28,	December 29,
	2002	2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,383	$18,840
Inventories (net of reserves of $1,113 and $2,667, respectively)	45,066	54,058
Accounts receivable (net of allowance for doubtful accounts of $565 and $1,070, respectively)	3,785	2,906
Income tax receivable	506	4,186
Prepaid expenses and other current assets	1,432	2,858
Deferred income taxes	5,189	5,378
Total current assets	113,361	88,226

Property and equipment, net	119,897	128,922
Goodwill, net	106,404	106,404
Other intangible assets, net	7,535	7,892
Deposits and other assets	2,674	2,992
Deferred income taxes	15,672	18,990
Total assets	$365,543	$353,426

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$35,039	$39,796
Book overdraft	22,563	23,056
Accrued liabilities	35,404	39,526
Current portion of debt and capital leases	90,905	12,338
Total current liabilities	183,911	114,716

Long-term debt and capital leases	20	112,291
Other long-term obligations	17,536	19,404
Total liabilities	201,467	246,411

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares
authorized; no shares issued and outstanding
Common stock, $0.001 par value; 60,000,000 shares
authorized; 29,642,849 and 24,766,409 shares issued and outstanding	30	25
Additional paid-in capital	213,353	160,736
Note receivable, related party	(10,062)	(9,660)
Accumulated deficit	(37,939)	(42,277)
Accumulated other comprehensive loss	(1,306)	(1,809)
Total stockholders' equity	164,076	107,015
Total liabilities and stockholders' equity	$365,543	$353,426

The accompanying notes are an integral part of the consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Operations

(in thousands, except per-share data) (unaudited)

	Three Months Ended		Nine Months Ended
	Sep 28,	Sep 29,	Sep 28,	Sep 29,
	2002	2001	2002	2001

Sales	$ 228,102	$ 222,168	$ 697,302	$ 671,050
Cost of goods sold and occupancy costs	161,026	158,625	491,155	474,720
Gross profit	67,076	63,543	206,147	196,330
Operating expenses:
Direct store expenses	48,639	52,128	150,561	158,740
Selling, general and administrative expenses	12,708	13,212	41,642	37,671
Pre-opening expenses	237	1	1,251	1,516
Restructuring & asset impairment charges (income)	(174)	776	(826)	55,610

Income (loss) from operations	5,666	(2,574)	13,519	(57,207)
Loss on investment				(228)
Interest income	234	486	603	755
Interest expense	(2,368)	(2,530)	(7,146)	(8,027)
Income (loss) before income taxes	3,532	(4,618)	6,976	(64,707)
Income tax expense (benefit)	1,360	(1,720)	2,638	(23,571)
Net income (loss)	$ 2,172	$ (2,898)	$ 4,338	$ (41,136)

Net income (loss) per common share:
Basic	$ 0.08	$ (0.12)	$ 0.17	$ (1.69)
Diluted	$ 0.08	$ (0.12)	$ 0.17	$ (1.69)

Average common shares outstanding, basic	26,440	24,699	25,425	24,325
Dilutive effect of stock options	745		646

Average common shares outstanding,
assuming dilution	27,185	24,699	26,071	24,325

The accompanying notes are an integral part of the consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands) (unaudited)

	Three Months Ended		Nine Months Ended
	Sep 28,	Sep 29,	Sep 28,	Sep 29,
	2002	2001	2002	2001

Net income (loss)	$ 2,172	$ (2,898)	$ 4,338	$(41,136)

Other comprehensive income (loss):
Foreign currency translation adjustments arising during
the period	(196)	(389)	(78)	(495)
Cumulative effect of change in accounting principle,
net of tax of $352				(586)
Recognition of hedge results to interest expense during
the period, net of tax of $172, $128, $542 and
$264, respectively	287	213	904	441
Change in market value of cash flow hedge during the
period, net of tax of $27, $418, $194 and
$810,respectively	(45)	(705)	(322)	(1,362)

Other comprehensive income (loss)	46	(881)	504	(2,002)

Comprehensive income (loss)	$ 2,218	$ (3,779)	$ 4,842	$(43,138)

The accompanying notes are an integral part of the consolidated financial statements

WILD OATS MARKETS, INC.

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Nine Months Ended
	September 28, 2002	September 29, 2001

Cash Flows from Operating Activities
Net income (loss)	$4,338	$(41,136)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	15,762	19,770
Loss (gain) on disposal of property and equipment	(27)	463
Deferred tax expense (benefit)	3,157	(21,090)
Restructuring and asset impairment charges (income)	(826)	55,610
Loss on investment		228
Other	(213)	(171)
Change in assets and liabilities:
Inventories	8,992	2,664
Receivables and other assets	4,304	9,982
Accounts payable	(7,987)	2,252
Accrued liabilities	(2,914)	(2,950)
Net cash provided by operating activities	24,586	25,622

Cash Flows from Investing Activities
Capital expenditures	(6,906)	(18,903)
Proceeds from sale of property and equipment	218	135
Net cash used in investing activities	(6,688)	(18,768)

Cash Flows from Financing Activities
Net repayments under line-of-credit agreement	(24,000)	(7,487)
Proceeds from notes payable and long-term debt		2,000
Repayments on notes payable, long-term debt and capital leases	(8,294)	(195)
Proceeds from issuance of common stock, net	52,925	398
Net cash provided by (used in) financing activities	20,631	(5,284)

Effect of exchange rate changes on cash	14	(340)
Net increase in cash and cash equivalents	38,543	1,230
Cash and cash equivalents at beginning of period	18,840	12,457
Cash and cash equivalents at end of period	$57,383	$13,687

Non-Cash Investing and Financing Activities
Stock issued in exchange for note receivable		$9,274
Stock issued in partial payment of note payable	$1,210
Partial settlement of note payable against accounts receivable	$200

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

The consolidated balance sheet as of September 28, 2002, the consolidated statements of operations and comprehensive income (loss) for the three months and nine months ended September 28, 2002 and September 29, 2001, as well as the consolidated statements of cash flows for the nine months ended September 28, 2002 and September 29, 2001 have been prepared without an audit. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement thereof, have been made.

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

During the first quarter ended March 30, 2002, the Company adopted the provisions of SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145, among other things, rescinds SFAS No. 4, which required that gains and losses from extinguishment of debt be classified as an extraordinary item, net of related income tax effects. SFAS No. 145 is to be applied in fiscal years beginning after May 15, 2002 and encourages early application of the recission of SFAS No. 4. During the nine months ended September 28, 2002, and September 29, 2001, there were no gains or losses on early extinguishment of debt.

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

In conjunction with its purchase acquisitions, the Company historically recorded goodwill at the store level; however, based on the Company's consolidation of its brands to increase synergy and awareness, the Company changed its goodwill accounting policy and accordingly assigned the carrying value of its goodwill to one reporting unit at the enterprise level to recognize goodwill for the brand, as opposed to the past practice of recording goodwill at the store level. During the second quarter of fiscal 2002, the Company completed the impairment test prescribed by SFAS No. 142 and concluded that no impairment of goodwill existed as of December 30, 2001. The Company anticipates an annual decrease in amortization of goodwill of approximately $3.0 million and a corresponding annual increase to net income of $1.8 million. The Company intends to test goodwill for impairment annually or more frequently if the occurrence of an event or circumstance indicates potential impairment.

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

The amortization of intangibles expense (net of tax) and net income (loss) available to common stockholders are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sep 28,	Sep 29,	Sep 28,	Sep 29,
	2002	2001	2002	2001

Goodwill amortization	$--	$472	$--	$1,418
Leasehold interest amortization	$73	$74	$222	$194
Net income (loss) available
to common stockholders	$2,172	$(2,898)	$4,338	$(41,136)

The following table illustrates net income (loss) available to common stockholders and earnings per share, exclusive of goodwill amortization expense in the prior periods (in thousands):

	Three Months Ended		Nine Months Ended
	Sep 28,	Sep 29,	Sep 28,	Sep 29,
	2002	2001	2002	2001

Reported net income (loss) available to common stockholders	$2,172	$(2,898)	$4,338	$(41,136)
Goodwill amortization	--	472	--	1,418
Adjusted net income (loss) available to common stockholders	$2,172	$(2,426)	$4,338	$(39,718)

EARNINGS PER SHARE - BASIC AND DILUTED
Reported net income (loss) per share available to common stockholders	$0.08	$(0.12)	$0.17	$(1.69)
Goodwill amortization	--	.02	--	0.06
Adjusted net income (loss) per share available to common stockholders	$0.08	$(0.10)	$0.17	$(1.63)

During the three months and nine months ended September 28, 2002, amortization of intangible assets expense was $119,000 and $356,000, respectively. The estimated amortization of intangible assets for each of the five fiscal years ending in fiscal 2006 is as follows (in thousands):

Fiscal Year	Amortization Expense

2002	$472,000
2003	472,000
2004	472,000
2005	472,000
2006	472,000

3. Derivatives and Hedging Activities

In accordance with the Company's interest rate risk management strategy and as required by the terms of the Company's credit facility, the Company entered into a swap agreement in September 2000 to hedge the interest rate on $35.0 million of its borrowings as of September 28, 2002. The swap agreement locks in a one-month LIBOR rate of 6.6% and expires in August 2003. The fair value of the swap at September 28, 2002 was ($1.3 million), which has been recorded in the accompanying balance sheet in accrued liabilities.

4. Earnings Per Share

Earnings per share are calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, except where the effect of their inclusion would be antidilutive (i.e., in a loss period). Antidilutive stock options of 1,246,005 and 1,507,087 for the nine months and 1,300,069 and 1,270,268 for the three months ended September 28, 2002 and September 29, 2001, respectively, were not included in the earnings per share calculations.

5. Restructuring and Asset Impairment Charges (Income)

During the third quarter of fiscal 2002, the Company recorded restructuring and asset impairment income of $174,000 consisting of the following components:

Gain on sale of assets for	$(85,000)
a site sold during the third quarter of fiscal 2002
Change in estimate related to lease-related liabilities for	(100,000)
sites previously identified for closure or sale
Fixed asset impairments for one additional store identified	6,000
and closed in the third quarter of fiscal 2002
Lease-related liabilities for one additional store identified
and closed in the third quarter of fiscal 2002	5,000
Total restructuring and asset impairment income	$(174,000)

Details of the significant components are as follows:

  Gain on sale of assets  for a site sold during the third quarter of fiscal 2002 ($85,000 of asset disposal income). During the third quarter of fiscal 2002, the Company sold a closed kitchen facility in Santa Fe, New Mexico for a higher price than originally estimated. Therefore, the Company recognized asset disposal income of $85,000 during the third quarter of fiscal 2002.

  Change in estimate related to lease-related liabilities for sites previously identified for closure or sale ($100,000 of restructuring income). During the third quarter of fiscal 2002, the Company negotiated the early termination of a lease in Tempe, Arizona. During the third quarter of fiscal 2002, the Company also terminated lease obligations for a site in Denver, Colorado. Based on these changes in facts and circumstances and the related changes in estimates, the Company reversed the remaining lease-related liabilities previously recorded for these locations and therefore recognized restructuring income of $100,000 during the third quarter of fiscal 2002.

  Fixed asset impairments for one additional store identified and closed in the third quarter of fiscal 2002 ($6,000 of asset impairment  expense). During the third quarter of fiscal 2002, the Company decided to close one small vitamin store operated under the "Vitamin Expo" tradename as part of brand consolidation. The assets will be disposed by the end of fiscal 2002.

  Lease-related liabilities for one additional store identified and closed in the third quarter of fiscal 2002 ($5,000 of restructuring expense). During the third quarter of fiscal 2002, the Company exercised the right of early lease termination with 90 days' notice to the landlord for a small vitamin store in El Paso, Texas. The lease-related liabilities for this location represent the remaining lease cost through termination in the fourth quarter of fiscal 2002.

During the second quarter of fiscal 2002, the Company recorded restructuring and asset impairment expense of $0 consisting of the following components:

Fixed asset impairments for sites	$35,000
previously identified for closure or sale
Change in estimate related to lease-related liabilities for sites	(678,000)
previously identified for closure or sale
Fixed asset impairments for one additional store identified in the	131,000
second quarter of fiscal 2002 to be closed during the third quarter of fiscal 2002
Fixed asset impairments for store construction project discontinuation	370,000
Severance for employees terminated during the second quarter of	142,000
fiscal 2002
Total restructuring and asset impairment charge	$0

Details of the significant components are as follows:

  Fixed asset impairments for sites previously identified for closure or sale ($35,000 of asset impairment expense). During the second quarter of fiscal 2002, the Company determined that certain fixed assets were not compatible with the Company's new store design. Due to the implementation of the new store design, such assets could not be relocated as contemplated under the original restructuring plan. As a result, the Company determined it could not recover the previously estimated carrying value of these assets, and therefore recognized an asset impairment charge of approximately $170,000 during the second quarter of fiscal 2002. The assets will be fully disposed by the end of fiscal 2002. Additionally, during the second quarter of fiscal 2002, the Company determined that it could partially recover the carrying value of certain fixed assets used in store front-end operations that were previously written off; therefore, the Company recognized asset disposal  income of approximately $135,000 during the second quarter of fiscal 2002.

  Change in estimate related to lease-related liabilities for sites previously identified for closure or sale ($678,000 of restructuring income). During the second quarter of fiscal 2002, the Company negotiated the early termination of a lease of property at which the Company had operated a kitchen in Los Angeles, California. Also during the quarter, the Company subleased a closed location in Hartford, Connecticut for the remaining lease term and provided a subsidy for the sublessee; the previously estimated lease-related liabilities in excess of the subsidy were reversed. Additionally, the Company subleased a site in Vancouver, British Columbia, Canada, for the remaining lease term and consequently reversed the previously estimated lease-related liabilities. For space adjacent to the Company's operating store in West Hartford, Connecticut, the Company negotiated a lease amendment with the landlord during the second quarter of fiscal 2002 and, as a result, will be removed from the lease in the first quarter of fiscal 2003; the Company reversed the excess lease-related liabilities previously recorded. Due to these changes in facts and circumstances and the related changes in estimates, the Company recorded restructuring income during the second quarter of fiscal 2002.

  Fixed asset impairments for one additional store identified in the second quarter of fiscal 2002 to be closed during the third quarter of fiscal 2002 ($131,000 of asset impairment expense). During the second quarter of fiscal 2002, the Company decided to close one store in the third quarter of fiscal 2002 due to failure to extend the lease term with the landlord. The assets were disposed during the third quarter of fiscal 2002.

  Fixed asset impairments for store construction project discontinuation ($370,000 of asset impairment expense). During the second quarter of fiscal 2002, the Company determined that a new store design was required and construction of new stores based on the previously developed designs would be abandoned to incorporate the new store design changes. Assets in this charge included abandoned construction in progress (primarily leasehold improvements). The Company determined that it could not recover the carrying value of these fixed assets, and therefore recognized an asset impairment charge and disposed of the assets during the second quarter of fiscal 2002.

  Severance for employees terminated during the second quarter of fiscal 2002 ($142,000 of restructuring expense). During the second quarter of fiscal 2002, 65 employees were terminated in conjunction with the closure of one store in Cleveland, Ohio and the closure of the bakery operations within one support facility in Denver, Colorado during the quarter. The employees were notified of their involuntary termination during the second quarter of fiscal 2002. As of September 28, 2002, all $142,000 of the involuntary termination benefits had been paid to terminated employees.

During the first quarter of fiscal 2002, the Company recorded restructuring and asset impairment income of $652,000 consisting of the following components:

Change in estimate related to lease-related liabilities for sites	$(761,000)
previously identified for closure or sale that were closed, sold or disposed of during the first quarter of fiscal 2002
Gain on sale of assets for a site sold during the first quarter of fiscal	(253,000)
2002
Change in estimate related to lease-related liabilities for sites	93,000
previously identified for closure or sale
Severance for employees terminated during the first quarter of	269,000
fiscal 2002
Total restructuring and asset impairment income	$(652,000)

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

  Gain on sale of assets for a site sold during the first quarter of fiscal 2002 ($253,000 of asset disposal  income). During the first quarter of fiscal 2002, the Company sold one store in Victoria, British Columbia, Canada. The sale agreement included payment for fixed assets. Based on this change in facts and circumstances, the Company recorded the gain on the sale of the fixed assets and therefore recognized asset disposal  income of $253,000 during the first quarter of fiscal 2002.

  Change in estimate related to lease-related liabilities for sites previously identified for closure ($93,000 of restructuring expense). During the first quarter of fiscal 2002, the Company determined the likelihood of securing a subtenant for certain space in Tempe, Arizona was now remote due to the Company's obligation being at above-market rates, the unattractive site characteristics, and increasingly difficult real estate market conditions. With this change in facts and circumstances, the Company decided to fully reserve for the remaining lease obligations of the site and therefore recognized a restructuring charge of $93,000 during the first quarter of fiscal 2002. There was a related change in estimate during the third quarter of fiscal 2002 following the negotiation of an early lease termination that resulted in the recognition of $91,000 in restructuring income.

  Severance for employees terminated during the first quarter of fiscal 2002 ($269,000 of restructuring expense). During the first quarter of fiscal 2002, 103 employees were terminated in conjunction with the closure of two stores in Boca Raton, Florida and Chesterfield, Missouri during the first quarter of fiscal 2002. The employees were notified of their involuntary termination during the first quarter of fiscal 2002. As of September 28, 2002, all $269,000 of the involuntary termination benefits had been paid to terminated employees.

The following table summarizes activity in the Company's restructuring-related accrual accounts during the first nine months of fiscal 2002 (in thousands):

Exit Plans	1999 and prior		Q2 2000		Q4 2000		Q2 2001		Q3 2001		Q4 2001		Q1 2002		Q2 2002		Q3 2002		Total

Balance, December 29, 2001	$2,458		$2,462		$4,061		$10,102			$87	$3,879								$23,049
New accruals:
Severance														$269					269
Lease-related liabilities	216		(649)		4						(239)								(668)
Cash received - lease-related liabilities	459																		459
Note receivable in lieu of cash	375																		375
Cash paid - severance							(95)				(55)			(213)					(363)
Cash paid - lease-related liabilities	(346)		(137)		(502)		(219)			(31)	(330)								(1,565)
Balance, March 30, 2002	3,162		1,676		3,563		9,788			56	3,255			56					21,556
New accruals:
Severance																$142			142
Lease-related liabilities	(305)		(6)		(5)		(358)			(10)	121								(563)
Cash paid - severance							(16)				(2)			(56)		(100)			(174)
Cash paid - lease-related liabilities	(198)		(114)		(292)		(230)			(26)	(73)								(933)
Balance, June 29, 2002	2,659		1,556		3,266		9,184			20	3,301			---		42			20,028
New accruals:
Lease-related liabilities	(91)									(9)							$5		(95)
Cash paid - severance							(22)									(42)			(64)
Cash paid - lease-related liabilities	(320)		(72)		(299)		(363)			(11)	(173)								(1,238)
		1		1		1		1				1						1
Balance, September 28, 2002	$2,248		$1,484		$2,967		$8,799		$	---	$3,128		$	---	$	---	$5		$18,631

_______________________________

1 The restructuring accrual balance consists of lease-related liabilities.

As of September 28, 2002, the components of the accruals related to the Company's restructuring activities are accrued liabilities ($4.9 million) and other long-term obligations ($13.7 million).

6. Line of Credit Facility

  As of September 28, 2002, there were $90.8 million in borrowings outstanding under the Company's line of credit facility ($59.5 million under the revolving facility and $31.3 million under the term loan). All borrowings were classified as a current liability at September 28, 2002 based on the credit facility's maturity date of August 1, 2003. The Company currently is in the process of refinancing its debt and establishing a new line of credit facility.

7. Income Taxes

The Company has a $20.9 million net deferred tax asset, primarily as a result of the $54.9 million of restructuring and asset impairment charges recorded during fiscal 2001. For the three months ended September 28, 2002, the Company recorded $1.4 million of income tax expense, primarily as a result of income before income taxes of $3.5 million during the period. For the nine months ended September 28, 2002, the Company recorded $2.6 million of income tax expense, primarily as a result of income before income taxes of $7.0 million during the period. The recoverability of the net deferred tax asset is primarily dependent upon the Company generating sufficient taxable income in the future. Although realization of the net deferred tax asset is not assured, the Company believes it is more likely than not that the Company will generate sufficient taxable income in the future to realize the full amount of the deferred tax asset. The Company's assessment is based on projections that assume that the Company can maintain its current store contribution margin. Furthermore, the Company expects to maintain the aggregate sales growth experienced over the past five years, which would generate additional taxable income. The primary uncertainty related to the realization of the deferred tax asset is the Company's ability to achieve its four-year business plan and generate future taxable income to realize the full amount of the deferred tax asset. The Company believes that the sales, gross margin, store contribution margin, and selling, general and administrative expenses assumptions in its four-year business plan are reasonable and, more likely than not, attainable. The Company will continue to assess the recoverability of the net deferred tax asset, and to the extent it is determined in the future that a valuation allowance is required, it will be recognized as a charge to earnings at that time.

The Company has determined that it must amend its 1999, 2000 and 2001 tax returns to correct the reporting of deemed dividend income from a foreign subsidiary. Such determination was the result of an internal self-review and not the result of any tax audit by the Internal Revenue Service or other tax authority. The Company believes that such amended tax returns will not materially affect the consolidated results, liquidity or financial position of the Company, or have any impact on tax expense reported in financial statements for 1999, 2000 and 2001. The Company believes that it has sufficient net operating loss carryovers to carry back to such tax years in order to eliminate any additional tax liability, but expects that it will have liability for interest and potential penalties. Current estimates of total tax liability, interest and potential penalties is not more than approximately $400,000. The Company believes that it has sufficient reserves to cover any interest and potential penalties that may result from the amended returns. The Company currently is in the process of amending the returns and intends to seek a waiver from the Internal Revenue Service for certain penalties; however, no assurance can be given that such waiver will be granted.

8.  Related Party Transactions

In May 2002, the Company's Board of Directors amended the employment agreement of Perry D. Odak, the Company's CEO and President, to extend through December 2002 the period during which the issuance by the Company of additional securities as part of an equity financing would entitle Mr. Odak to receive up to 300,000 stock options exercisable for the Company's common stock. In March 2002, Mr. Odak was issued options to purchase 5,856 shares of common stock under a provision of his employment agreement that provided for the maintenance of his 5% equity position in the event of a capital-raising transaction, based upon the issuance of 111,269 shares of common stock, the resale of which was registered on Form S-3 filed in April 2002. The stock was issued pursuant to the terms of a settlement agreement between the Company and former directors and co-founders Michael Gilliland and Elizabeth Cook. In August 2002, the Company's Board of Directors approved a third amendment to Mr. Odak's employment agreement, pursuant to which up to 70,000 of the stock options to which Mr. Odak would be entitled under his employment agreement as a result of the closing of a capital-raising transaction could be granted to other employees of the Company designated by Mr. Odak. The options would only be granted upon the closing of the capital-raising transaction, have a 10-year term, vest over four years and have an exercise price equal to the closing price of the Company's stock on the date the capital-raising transaction was concluded. An equal number of options would be granted simultaneously to Mr. Odak, provided that the options granted to Mr. Odak would only be exercisable as the options granted to other employees terminated (as opposed to expired) without exercise.

As a result of the completion of an equity offering of 4.45 million shares of the Company's common stock in September 2002, the Company issued options exercisable for 164,211 shares of the Company's stock to Mr. Odak pursuant to the terms of his employment agreement. An additional 70,000 options, to which Mr. Odak would have been entitled under his employment agreement, were issued to executives of the Company designated by Mr. Odak. The Company also issued an additional 70,000 options to Mr. Odak, provided that the options granted to Mr. Odak are only exercisable as the options granted to the designated executives under the third amendment to Mr. Odak's employment agreement terminate (as opposed to expire) without exercise. The Company also made a matching grant of 70,000 additional options from the Company's 1996 Equity Incentive Plan to the same executives. The Company may incur quarterly compensation expense, based on any increase in the then-current stock price over the exercise price, as a result of the issuance of the initial 70,000 options (as opposed to the Company's matching grant of 70,000 additional options) to the designated executives and Mr. Odak.

In September 2002, the Company filed suit against Mr.  Gilliland and Ms.  Cook, former officers and directors and greater than 5% shareholders of the Company, together with two individuals and three limited liability corporations, for a temporary restraining order related to a breach of Mr. Gilliland's noncompetition covenant, contained in his 1996 employment agreement, arising from the opening of a competitive grocery store in New Mexico. After a hearing, the court issued a temporary restraining order against Mr. Gilliland, prohibiting him from engaging in the operation of the competing grocery store.

9.  Distributor Contract

A transition fee is referenced in the Company's June 2002 distribution agreement with Tree of Life, Inc. ("Tree of Life"). In the second and third quarters of fiscal 2002, the Company used a portion of the transition fee to offset the transition costs incurred during the transition of the Company's primary distribution relationship to Tree of Life. These costs include, but are not limited to, the cost of retagging store shelves, modification of product inventory, disposal of discontinued products, resetting of products on store shelves and training of store personnel in new procedures, and legal and consulting expenses. The portion of the transition support fee used to defray transition expenses incurred had no material impact on the Company's results of operations for the three and nine months ended September 28, 2002.

10.  Litigation

In April 2000, the Company was named as defendant in S/H-Ahwatukee, LLC and YP- Ahwatukee LLC v. Wild Oats Markets, Inc., Superior Court of Arizona, Maricopa County, by a landlord alleging Wild Oats breached a continuous operations clause arising from the closure of a Phoenix, Arizona store. In September 2002, the plaintiffs withdrew their notice of intent to appeal in the suit. After trial in November 2001, the judge awarded the plaintiff $326,000 in damages and $210,000 in attorneys' fees and the Company has reserved such amounts. The Company has appealed the judgment.

In October 2000, the Company was named as defendant in 3601 Group Inc. v. Wild Oats Northwest, Inc., Wild Oats, Inc. and Wild Oats Markets, Inc., a suit filed in Superior Court for King County, Washington, by a property owner who claims that Alfalfa's, Inc., the Company's predecessor in interest, breached a lease in 1995 related to certain property in Seattle, Washington. A trial on damages was held in July 2002, and the jury awarded no damages, based on its determination that the plaintiff had benefited monetarily from the Company's lease termination. In October 2002, the Company was awarded attorneys' fees and costs.  In November 2002, the plaintiff filed a notice of appeal of the judgment, certain orders and rulings, and the award of attorneys' fees and costs to the Company.

In September 2002, the Company filed a suit captioned Wild Oats Markets, Inc. v. Michael C. Gilliland, Elizabeth C. Cook, Mark R. Clapp and Patrick Gilliland, Westside Farmer's Market LLC, Westside Liquors LLC and Milagro Cafe LLC, in District Court, Boulder County, Colorado, for injunctive relief related to alleged breach of Mr. Gilliland's noncompetition covenant contained in his 1996 employment agreement arising from the opening of a competing grocery store in Albuquerque, New Mexico. Based on Mr. Gilliland's testimony, after a hearing, the court issued a temporary restraining order against Mr. Gilliland, prohibiting him from engaging in the operation of the competing grocery store. The defendants, Mr. Gilliland and Ms. Cook, have counterclaimed for severance payments for Ms. Cook and issuance of additional stock options for both Ms. Cook and Mr. Gilliland, on a theory that they did not receive a sufficient number of options when they were employed by the Company. The Company withdrew its motion for preliminary injunctive relief and intends to file an action in arbitration against Mr. Gilliland as required by his employment agreement.

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

11. Subsequent Events

In October 2002, the Company was named as defendant in Helen Fakhri, as Representative Plaintiff, v. Alfalfa's Canada, Inc., assigned No. L023298, in the Supreme Court of British Columbia, Canada, a class action lawsuit seeking damages for a class of plaintiffs who did not contract, but were concerned about contracting, hepatitis A, based on the Company's announcement that a former employee had contracted hepatitis A. The Company intends to vigorously defend against the suit. At this time, the Company cannot evaluate the likelihood of success in such defense or the materiality of the suit.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

This report on Form 10-Q contains certain forward-looking statements regarding our future results of operations and performance. Important factors that could cause differences in results of operations include, but are not limited to, the Company's continued compliance with its credit facility covenants; the timing and execution of new store openings, relocations, remodels, sales and closures; the timing and impact of the marketing, merchandising and advertising programs; the impact of competition; changes in product supply or suppliers; changes in management information needs; changes in customer needs and expectations; governmental and regulatory actions; general industry or business trends or events; changes in economic or business conditions in general or affecting the natural foods industry in particular; and competition for and the availability of sites for new stores and potential acquisition candidates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Forward-Looking Statements."

Overview

Marketing and Merchandising Initiatives and Operational Improvements. During the third quarter of fiscal 2002, we had a 10.5% increase in average weekly sales per store, a 5.7% increase in average weekly customer count per store and a 4.9% increase in average sales per customer chain-wide as compared to the third quarter of fiscal 2001.

Over the last 15 months, we have instituted new programs to improve customer service and store-level execution. We also implemented inventory and SKU reduction programs, centralized product ordering and pricing functions to refocus store management energies on store-level operations, and reset store merchandise for customer convenience in many stores. In the third quarter of fiscal 2002, we also transferred our primary distribution business to Tree of Life, Inc., our new distributor. We believe these programs, together with marketing and merchandising initiatives discussed in previous reports on Form 10-Q, contributed to overall operational improvements that increased store sales, customer count and average transaction size in the third quarter of fiscal 2002, as compared to the third quarter of fiscal 2001.

Store format. We operate two store formats: the natural foods supermarket and farmers market formats. The natural foods supermarket format store, operated under the Wild OatsR Natural Marketplace and Nature'sR - A Wild Oats Market tradenames, is generally 20,000 to 35,000 gross square feet, and the farmers market store, operated under the Henry's MarketplaceR and Sun HarvestTM tradenames, is generally 15,000 to 25,000 gross square feet. Our profitability has been and will continue to be affected by the mix of natural foods supermarkets and farmers market stores opened, acquired or relocated and whether stores are being opened in markets where we have an existing presence. In fiscal 2001 and the first half of 2002, we redesigned the natural foods supermarket format store layout and design. In April 2002, we opened the first of our redesigned natural foods supermarket format stores in Long Beach, California. We have also redesigned the prototype for our farmers market store format, and plan to open our first prototype store in the first quarter of fiscal 2003. We also plan to expand the farmers market store format as our second, parallel store format. We believe this format, which is primarily located in metropolitan San Diego, California and Texas, appeals to a more value-conscious customer. This format has historically produced higher comparable store sales results than the natural foods supermarket format stores, although margins are lower. The format also appears to perform better in the face of new competition, whether from conventional or natural foods supermarket competitors.

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

Past increases in comparable store sales may not be indicative of future performance. The farmers market format stores, which depend heavily on produce sales, are more susceptible to sales fluctuations resulting from the availability and pricing of certain produce items. Road construction adjacent to our operating stores, as well as construction within the common areas of the shopping centers in which we operate, may also affect customer traffic and comparable store sales results.

As a result of marketing and merchandising initiatives, operational improvements, and the closure of one weaker store, comparable store sales chain-wide increased by 5.6% in the third quarter of fiscal 2002, as compared to 5.2% in the second quarter of 2002, 7.3% in the first quarter of fiscal 2002, 5.7% in the fourth quarter of fiscal 2001, 5.5% in the third quarter of fiscal 2001, 3.9% in the second quarter of fiscal 2001, and 1.0% in the first quarter of fiscal 2001. Comparable store sales are expected to be between 3.5% and 5.5% for the remainder of the year. No new store openings are anticipated until early 2003. There can be no assurance that comparable store sales for any particular period will not decrease in the future.

Store openings, closings, sales, remodels, relocations and acquisitions. In the third quarter of fiscal 2002, we opened no new stores, and we closed one farmers market store in San Diego, California when the lease expired, as well as one small vitamin store in El Paso, Texas. In the third quarter of fiscal 2001, we opened no new stores and we closed no stores. Subsequent to the third quarter of fiscal 2002, we sold one other small vitamin store in El Paso, Texas.

At September 28, 2002, we had 100 stores located in 23 states and Canada, as compared to 107 stores in 23 states and Canada as of the end of fiscal 2001, and 106 stores in 22 states and Canada as of the end of fiscal 2000. A summary of store openings, acquisitions, closures and sales is as follows:

	TOTAL STORE COUNT
	Fiscal Year Ending		Period
			Ending
			Sep 28,
	2000	2001	2002

Store count at beginning of period	110	106	10 7
Stores opened	14	4	1
Stores acquired	2
Stores closed	(17)	(1)	(5)
Stores sold	(3)	(2)	(3)

Store count at end of period	106	107	100

We currently have an inventory of 14 vacant sites, not including those referenced below, comprising closed store, kitchen and warehouse locations and excess unoccupied space acquired during acquisitions or other leasing transactions, for which we have rent obligations; appropriate accruals have been made for such obligations. We are actively seeking subtenants or assignees for the spaces, although many of the sites are difficult to sublease or assign because of unusual site characteristics, surpluses of vacant retail space in the markets in which the sites are located, or because the remaining lease terms are relatively short. In the third quarter of fiscal 2002, we negotiated an early lease termination for one site, sublet one small space adjacent to an existing store, and sold one kitchen facility.

In September 2002, we concluded an offering of 4.45 million shares of our common stock for total gross proceeds of $51.2 million. Under the terms of our amended credit facility, as a result of the completion of the equity financing, we will be allowed to increase the number of new leases we may execute and new stores we may open, based on the format of the stores proposed to be opened. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

As has been our practice in the past, we will continue to evaluate the profitability, strategic positioning, impact of potential competition, and sales growth potential of all of our stores on an ongoing basis. We may, from time to time, make decisions regarding closures, disposals, relocations or remodels in accordance with such evaluations.

Pre-opening expenses. Pre-opening expenses include labor, rent, advertising, utilities, supplies and certain other costs incurred prior to a store's opening. The amount per store may vary depending on whether the store is the first to be opened in a market or is part of a cluster of stores in that market. We expect our pre-opening expenses will increase to $400,000 to $500,000 per natural foods supermarket store, and $200,000 to $300,000 per farmers market store, depending on whether the store is the first in a geographic area, the date of rent commencement negotiated under the lease, and the extent of grand opening advertising and staff training activities.

Restructuring and Asset Impairment Activity. During the third quarter of fiscal 2002, management made certain decisions relating to our operations which changed estimates of prior restructuring and asset impairment charges and resulted in net restructuring and asset impairment income of $174,000. During the second quarter of fiscal 2002, management made certain decisions relating to our operations which changed estimates of prior restructuring and asset impairment charges and resulted in net restructuring and asset impairment expense of $0. During the first quarter of fiscal 2002, management made certain decisions relating to our operations which also changed estimates of prior restructuring and asset impairment charges and resulted in restructuring and asset impairment income of $652,000. See our 2001 Annual Report filed on Form 10-K for the fiscal year ended December 29, 2001 for a detailed discussion of restructuring and asset impairment charges during the last three years.

Critical Accounting Policies and Estimates. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates, including those related to:

  asset impairment charges
  restructuring charges and store closing costs
  allowance for bad debt
  inventory valuation and reserves
  self-insurance reserves
  reserves for contingencies and litigation
  goodwill valuation

The consolidation in 2002 of our brands to increase synergy and awareness has resulted in a change to our goodwill accounting policy. During the first quarter of fiscal 2002, we recorded goodwill at the enterprise level to recognize goodwill for the brand, as opposed to past practice of recording goodwill at the store level. See Note 2, Notes to Consolidated Financial Statements. See also our 2001 Annual Report filed on Form 10-K for the fiscal period ended December 29, 2001, for disclosures of the remaining critical accounting policies that continue in existence unchanged from that annual period.

Factors Impacting Results of Operations

Our results of operations have been and will continue to be affected by, among other things:

  the number, timing and mix of store openings, acquisitions, relocations, remodels or closings availability of financing to replace maturing obligations
  fluctuations in quarterly results of operations
  impact of merchandising and marketing initiatives on store performance economic conditions
  construction adjacent to operating stores
  competition
  labor issues
  loss of key management
  government regulations
  changes in suppliers, distributors and manufacturers
  volatility in our stock price

New stores build their sales volumes and refine their merchandise selection gradually and, as a result, generally have lower gross margins and higher operating expenses as a percentage of sales than more mature stores. We anticipate that the new stores opened in fiscal years 2002 and 2003 will experienceoperating losses for the first six months of operation, in accordance with historical trends.

Occasionally, we will remodel and remerchandize certain of our older stores. Remodels and remerchandising typically cause short-term disruption in sales volume and related increases in certain expenses as a percentage of sales, such as payroll. We cannot predict whether sales disruptions and the related impact on earnings may be greater in time or volume than projected in future remodeled or remerchandised stores.

The construction or acquisition of new stores, remodeling of existing stores, as well as completion of capital purchases of new technology systems required for efficient operation of our business require substantial capital expenditures. In the past, our capital expenditures have been funded by cash generated from operations, bank debt and equity financing proceeds. These sources of capital may not be available to us in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Our existing credit facility matures in August 2003. We are currently discussing a new line of credit will several potential lenders. Our results of operations may be impacted by our ability to refinance as well as on the interest rates and covenants negotiated with any new lender.

Our quarterly results of operations may differ materially from quarter to quarter for a variety of reasons, including the timing and success of new store openings, overall store performance, changes in the economy, seasonality and the timing of holidays, significant increases or decreases in prices for or availability of goods and services, competitive pressure and labor disturbances, shrink and spoilage, fluctuations in profit margins for discontinued items, as well as other factors mentioned in this section.

We have implemented merchandising and marketing initiatives in certain of our natural foods supermarket format stores in fiscal 2002. There can be no assurances that these programs will be successful in those stores, nor that the cost of program roll-out will be at or below the costs incurred in fiscal 2001 for similar programs.

Downturns in general economic conditions in communities, states, regions or the nation as a whole can affect our results of operations. While purchases of food generally do not decrease in a slower economy, consumers may choose less expensive alternative sources for food purchases. In addition, downturns in the economy make the disposition of excess properties, for which the Company continues to pay rent and other carrying costs, substantially more difficult as the markets become saturated with vacant space and market rents decrease below our contractual rent obligations.

Construction on roads and in parking lots and shopping center common areas adjacent to our operating stores is an ongoing and unpredictable variable in the operation of our stores. Such activity historically has negatively impacted our results of operations by reducing customer traffic and lowering sales volumes.

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

We are subject to a myriad of local, state and federal regulations governing the operation of our stores and support facilities, including licensing laws governing the sale of particular categories of products, health and sanitation laws, laws governing the manufacture, labeling and importation of private label products, labor laws controlling wages, benefits and employment conditions of our employees and advertising regulations governing the manner in which we may advertise products we sell. In October 2002, the National Organic Standards, a comprehensive program of regulations governing the growing, production, handling and sale of goods labeled as "organic," was fully implemented. Consumer and regulatory concerns regarding food safety issues, new technology or competitive pressures may trigger modifications in existing laws and the implementation of new laws governing components of our business operations. Such modifications can have a material impact on our sales volume, costs of goods and direct store expenses. Modification of such laws may also impact the vendors and manufacturers who provide goods and services to us, raising the cost of such items or decreasing their availability. In addition, from time to time we are audited by various governmental agencies for compliance with existing laws, and we could be subject to fines or operational modifications as a result of noncompliance.

We received a transition fee as a part of our June 2002 distribution agreement with Tree of Life, Inc. We are using the transition fee to offset the transition costs incurred during the transition of our primary distribution relationship to Tree of Life. These costs include, but are not limited to, the cost of retagging store shelves, modification of product inventory, disposal of discontinued products, resetting of products on store shelves and training of store personnel in new procedures, and legal and consulting expenses. A portion of the transition fee received was used to defray transition expenses incurred in the second and third quarters.

Our stock price has been and continues to be fairly volatile. Our stock price is affected by our quarterly and year-end results, results of our major competitors and suppliers, general market and economic conditions and publicity about our competitors, our vendors, our industry or us. Volatility in our stock price may affect our future ability to renegotiate our existing credit agreement or enter into a new borrowing relationship, or affect our ability to obtain new store sites on favorable economic terms.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of sales.

	Three Months Ended		Nine Months Ended
	Sep 28,	Sep 29,	Sep 28,	Sep 29,
	2002	2001	2002	2001

Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	70.6	71.4	70.4	70.7
Gross margin	29.4	28.6	29.6	29.3
Direct store expenses	21.3	23.5	21.6	23.7
Selling, general and administrative expenses	5.6	5.9	6.0	5.6
Pre-opening expenses	0.1	0.0	0.2	0.2
Restructuring and asset impairment charges (income)	(0.1)	0.4	(0.1)	8.3
Income (loss) from operations	2.5	(1.2)	1.9	(8.5)
Loss on investment				0.0
Interest income	0.1	0.2	0.1	0.1
Interest expense	(1.0)	(1.1)	(1.0)	(1.2)
Income (loss) before income taxes	1.6	(2.1)	1.0	(9.6)
Income tax expense (benefit)	0.6	(0.8)	0.4	(3.5)
Net income (loss)	1.0%	(1.3)%	0.6%	(6.1)%

Sales. Sales for the three months ended September 28, 2002, increased 2.7% to $228.1 million from $222.2 million in the same period in fiscal 2001. Sales for the nine months ended September 28, 2002, increased 3.9% to $697.3 million from $671.1 million in the same period in fiscal 2001. The increases were primarily attributed to improvements in same-store sales resulting from the positive impact of marketing and merchandising initiatives and overall operational improvements. The increases were achieved despite the sale or closure of eight stores during the first nine months of fiscal 2002. For the most part, these store sales or closures were part of the Company's program to divest under-performing stores. Comparable store sales increased 5.6% for the third quarter of fiscal 2002 from a 5.2% increase in the second quarter of fiscal 2002, as compared to a 5.5% increase in the third quarter of fiscal 2001, due to operational improvements in a number of stores; and the continued implementation of merchandising and marketing programs in fiscal 2002.

Gross Profit. Gross profit for the three months ended September 28, 2002, increased 5.6% to $67.1 million from $63.5 million in the same period in fiscal 2001. Gross profit for the nine months ended September 28, 2002 increased 5.0% to $206.1 million from $196.3 million in the same period in fiscal 2001. The increases were primarily attributed to higher sales volumes. As a percentage of sales, gross profit increased to 29.4% for the third quarter of fiscal 2002 from 28.6% for the same period in fiscal 2001. As a percentage of sales, gross profit increased to 29.6% for the nine months ended September 28, 2002 from 29.3% for the same period in fiscal 2001. The increases were due to lower occupancy costs, which were partially offset by lower merchandise margins resulting from a shift in sales mix and aggressive markdowns made in response to weaker-than-expected sales of certain seasonal specialty produce items during the third quarter of fiscal 2002.

Direct Store Expenses. Direct store expenses for the three months ended September 28, 2002, decreased 6.7% to $48.6 million from $52.1 million in the same period in fiscal 2001, and for the nine months ended September 28, 2002, decreased 5.2% to $150.6 million from $158.7 million in the same period in fiscal 2001. The decreases were the result of disciplined payroll expense management and operational improvements in the stores. As a percentage of sales, direct store expenses decreased to 21.3% for the third quarter of fiscal 2002 from 23.5% for the same period in fiscal 2001. As a percentage of sales, direct store expenses decreased to 21.6% for the nine months ended September 28, 2002 from 23.7% for the same period in fiscal 2001. The decreases are primarily due to the reduction of store-level payroll and better cost-containment measures. In addition, certain marketing expenses are now included in selling, general and administrative expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 28, 2002, decreased 3.8% to $12.7 million from $13.2 million for the same period in fiscal 2001. As a percentage of sales, selling, general and administrative expenses decreased to 5.6% for the third quarter of fiscal 2002 from 5.9% for the same period in fiscal 2001. The decrease was attributable to more disciplined cost management, including the deferral of headcount additions, as well as the favorable resolution of a legal matter. Selling, general and administrative expenses for the nine months ended September 28, 2002, increased 10.5% to $41.6 million from $37.7 million in the same period in fiscal 2001. As a percentage of sales, selling, general and administrative expenses increased to 6.0% for the nine months ended September 28, 2002 from 5.6% for the same period in fiscal 2001. The increase was primarily due to our ongoing investments in marketing and advertising to improve sales performance. Based on the first nine months' results, we expect selling, general and administrative expenses as a percentage of sales to return to approximately 6.0% as we scale up for new store openings in fiscal 2003. We currently are evaluating the nature, frequency and reach of our advertising activities. Changes in our advertising strategy could affect future levels of selling, general and administrative expenses in both absolute dollars and as a percentage of sales.

Pre-Opening Expenses. Pre-opening expenses for the three months ended September 28, 2002 increased to $237,000 compared to $1,000 during the same period in fiscal 2001, and for the nine months ended September 28, 2002, decreased 17.5% to $1.3 million from $1.5 million in the same period in fiscal 2001. As a percentage of sales, pre-opening expenses increased to 0.1% for the three months ended September 28, 2002, from 0.0% for the same period in fiscal 2001, as a result of pre-opening rent expense for stores scheduled to open in the first quarter of fiscal 2003. As a percentage of sales, pre-opening expenses remained constant at 0.2% in the first nine months of fiscal 2002 and fiscal 2001, due to the acceleration of the rent commencement date and higher-than-expected rent payments related to the opening of one new store in the first nine months of fiscal 2002, as compared to the opening of four new stores with lower pre-opening expenses in the first nine months of fiscal 2001. As part of the Company's increase in marketing and staff training efforts nationwide, we anticipate that pre-opening expenses for new natural foods supermarket stores will increase to an estimated $400,000 to $500,000 per new store, depending on the store's location, and those of the farmers market format will increase to an estimated $200,000 to $300,000 in the future.

Interest Income. Interest income for the three months ended September 28, 2002, decreased 51.9% to $234,000 from $486,000 for the same period in fiscal 2001, and for the nine months ended September 28, 2002, decreased 20.1% to $603,000 from $755,000 for the same period in fiscal 2001. The decreases were attributable to lower interest rates and reduced levels of invested cash.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below.

Interest Expense. Interest expense for the three months ended September 28, 2002, decreased 6.4% to $2.4 million from $2.5 million in the same period in fiscal 2001, and for the nine months ended September 28, 2002, decreased 11.0% to $7.1 million from $8.0 million in the same period in fiscal 2001 due to decreased borrowings during the nine-month period. As part of the October 2001 amendment to our credit facility, our revolving line of credit accrues interest on prime-based and LIBOR-based loans at prime plus 3.25% and one-month LIBOR plus 4.75% (6.6% at September 28, 2002), respectively, both increasing by 0.5% on January 1, 2003; thereafter, the rate will remain constant through the maturity date of August 1, 2003. Due to the current state of the U.S. economy, management believes that the variable interest rates will remain constant or decrease slightly during the next six to 12 months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below.

Restructuring and Asset Impairment Charges (Income). During the third quarter of fiscal 2002, the Company recorded restructuring and asset impairment income of $174,000 consisting of the following components:

  Gain on sale of assets for a site sold during the third quarter of fiscal 2002 ($85,000 of asset disposal income). During the third quarter of fiscal 2002, the Company sold a closed kitchen facility in Santa Fe, New Mexico for a higher price than originally estimated. Therefore, the Company  recognized asset disposal income of $85,000 during the third quarter of fiscal 2002.

  Change in estimate related to lease-related liabilities for sites previously identified for closure or sale ($100,000 of restructuring income). During the third quarter of fiscal 2002, the Company negotiated the early termination of a lease in Tempe, Arizona. During the third quarter of fiscal 2002, the Company also terminated lease obligations for a site in Denver, Colorado. Based on these changes in facts and circumstances and the related changes in estimates, the Company reversed the remaining lease-related liabilities previously recorded for these locations and therefore recognized restructuring income of $100,000 during the third quarter of fiscal 2002.

  Fixed asset impairments for one additional store identified and closed in the third quarter of fiscal 2002 ($6,000 of asset impairment expense). During the third quarter of fiscal 2002, the Company decided to close one small vitamin store operated under the "Vitamin Expo" tradename as part of brand consolidation. The assets will be disposed by the end of  fiscal 2002.

  Lease-related liabilities for one additional store identified and closed in the third quarter of fiscal 2002 ($5,000 of restructuring expense). During the third quarter of fiscal 2002, the Company exercised the right of early lease termination with 90 days' notice to the landlord for a small vitamin store in El Paso, Texas. The lease-related liabilities for this location represent the remaining lease cost through termination in the fourth quarter of fiscal 2002.

During the second quarter of fiscal 2002, we recorded restructuring and asset impairment expense of $0, consisting of the following significant components:

  Fixed asset impairments for sites previously identified for closure or sale ($35,000 of asset impairment expense). During the second quarter of fiscal 2002, we determined that certain fixed assets were not compatible with the Company's new store design. Due to the implementation of the new store design, such assets could not be relocated as contemplated under the original restructuring plan. As a result, we determined we could not recover the previously estimated carrying value of these assets, and therefore recognized an asset impairment charge of approximately $170,000 during the second quarter of fiscal 2002. The assets will be fully disposed by the end of fiscal 2002. Additionally, during the second quarter of fiscal 2002, we determined that we could partially recover the carrying value of certain fixed assets used in store front-end operations that were previously written off; therefore, we recognized asset disposal  income of approximately $135,000 during the second quarter of fiscal 2002.

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

  Fixed asset impairments for one additional store identified in the second quarter of fiscal 2002 to be closed during the third quarter of fiscal 2002 ($131,000 of asset impairment expense). During the second quarter of fiscal 2002, we decided to close one store in the third quarter of fiscal 2002 due to failure to extend the lease term with the landlord. The assets were disposed during the third quarter of fiscal 2002.

  Fixed asset impairments for store construction project discontinuation ($370,000 of asset impairment expense). During the second quarter of fiscal 2002, we determined that a new store design was required and construction of new stores based on the previously developed designs would be abandoned to incorporate the new store design changes. Assets in this charge included abandoned construction in progress (primarily leasehold improvements). We determined that we could not recover the carrying value of these fixed assets, and therefore recognized an asset impairment charge and disposed of the assets during the second quarter of fiscal 2002.

  Severance for employees terminated during the second quarter of fiscal 2002 ($142,000 of restructuring expense). During the second quarter of fiscal 2002, 65 employees were terminated in conjunction with the closure of one store in Cleveland, Ohio and the closure of the bakery operations within one support facility in Denver, Colorado during the quarter. The employees were notified of their involuntary termination during the second quarter of fiscal 2002. As of September 28, 2002, all $142,000 of the involuntary termination benefits had been paid to terminated employees.

During the first quarter of fiscal 2002, we recorded restructuring and asset impairment income of $652,000. Details of the significant components are as follows:

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

  Gain on sale of assets for a site sold during the first quarter of fiscal 2002 ($253,000 of asset disposal  income). During the first quarter of fiscal 2002, we sold one store in Victoria, British Columbia, Canada. The sale agreement included payment for fixed assets. Based on this change in facts and circumstances, we recorded the gain on the sale of the fixed assets and therefore recognized asset disposal income of $253,000 during the first quarter of fiscal 2002.

  Change in estimate related to lease-related liabilities for sites previously identified for closure ($93,000 of restructuring expense). During the first quarter of fiscal 2002, we determined the likelihood of securing a subtenant for certain space in Tempe, Arizona was now remote due to our obligation being at above-market rates, the unattractive site characteristics, and increasingly difficult real estate market conditions. With this change in facts and circumstances, we decided to fully reserve for the remaining lease obligations of the site and therefore recognized a restructuring charge of $93,000 during the first quarter of fiscal 2002. There was a related change in estimate during the third quarter of fiscal 2002 following the negotiation of an early lease termination that resulted in the recognition of $91,000 in restructuring income.

  Severance for employees terminated during the first quarter of fiscal 2002 ($269,000 of restructuring expense). During the first quarter of fiscal 2002, 103 employees were terminated in conjunction with the closure of two stores in Boca Raton, Florida and Chesterfield, Missouri during the first quarter of fiscal 2002. The employees were notified of their involuntary termination during the first quarter of fiscal 2002. As of September 28, 2002, all $269,000 of the involuntary termination benefits had been paid to terminated employees.

A summary of restructuring activity by store count is as follows:

	RESTRUCTURING STORE COUNT
	Fiscal Year Ending		Period Ending
			Sep 28,
	2000	2001	2002

Stores remaining at commencement of period		9	6
Stores identified in fiscal 2000 for closure or sale	22
Stores identified in fiscal 2001 for closure or sale		6
Stores identified in fiscal 2002 for closure or sale			2
Identified stores closed or abandoned	(10)	(3)	(5)
Identified stores sold	(3)	(2)	(3)
Reversal of stores identified for closure or sale		(4)

Identified stores remaining at period end	9	6	0

Income Tax Expense. The Company has a $20.9 million net deferred tax asset, primarily as a result of the $54.9 million of restructuring and asset impairment charges recorded during fiscal 2001. For the three months ended September 28, 2002, we recorded $1.4 million of income tax expense, primarily as a result of income before income taxes of $3.5 million during the period. For the nine months ended September 28, 2002, we recorded $2.6 million of income tax expense, primarily as a result of income before income taxes of $7.0 million during the period. The recoverability of the net deferred tax asset is primarily dependent upon the Company generating sufficient taxable income in the future. Although realization of the net deferred tax asset is not assured, we believe it is more likely than not that the Company will generate sufficient taxable income in the future to realize the full amount of the deferred tax asset. Our assessment is based on projections that assume that the Company can maintain its current store contribution margin. Furthermore, we expect to maintain the sales growth experienced over the past five years that would generate additional taxable income. The primary uncertainty related to the realization of the deferred tax asset is the Company's ability to achieve its four-year business plan and generate future taxable income to realize the full amount of the deferred tax asset. We believe that the sales, gross margin, store contribution margin, and selling, general and administrative expenses assumptions in our four-year business plan are reasonable and, more likely than not, attainable. We will continue to assess the recoverability of the net deferred tax asset and to the extent it is determined in the future that a valuation allowance is required, it will be recognized as a charge to earnings at that time.

Liquidity and Capital Resources

Our primary sources of capital have been cash flow from operations (which includes inventory and trade payables), bank indebtedness, and the sale of equity securities. Primary uses of cash have been the financing of new store development, new store openings, relocations, remodels and acquisitions and repayment of debt.

We have a current credit facility that matures in August 2003, and we have commenced discussions with a number of lending institutions regarding a new credit facility of $100.0 million to $125.0 million. Our current facility has two separate lines of credit, a revolving line of up to $86.2 million and a term loan of up to $38.8 million, each with a three-year term expiring August 1, 2003. As part of the October 2001 amendment of the credit facility, which had an original credit capacity of $157.5 million, borrowings under the credit facility have been limited to $125.0 million. As of September 28, 2002, there were $59.5 million in borrowings outstanding under the $86.2 million revolving line of this facility and $31.3 million in borrowings outstanding under the $38.8 million term note. The interest rate on the facility is currently prime plus 3.25% or one-month LIBOR plus 4.75%, at our election (6.6% at September 28, 2002), and the rates increase by 0.5% on January 1, 2003, and thereafter, remain constant through the maturity of August 1, 2003. We currently do not have sufficient funds to pay all outstanding indebtedness. The Company is in the process of refinancing its debt and negotiating a new credit facility. If we are not successful in negotiating a new credit facility prior to the August 1, 2003 maturity date of the existing credit facility, our liquidity and ability to fund operations will be negatively impacted, and we may not have sufficient funds to repay all outstanding indebtedness. Although no assurances can be given, we expect that we will be successful in securing a new credit facility prior to August 1, 2003.

Net cash provided by operating activities was $24.6 million during the first nine months of fiscal 2002 as compared to $25.6 million during the same period in fiscal 2001. Cash from operating activities decreased during this period primarily due to changes in working capital items. We have not required significant external financing to support inventory requirements at our existing and new stores because we have been able to rely on vendor financing for most of the inventory costs, and we anticipate that vendor financing will continue to be available for new store openings.

Net cash used in investing activities was $6.7 million during the first nine months of fiscal 2002 as compared to $18.8 million during the same period in fiscal 2001. The decrease is due to a reduction in capital expenditures related to new store construction and remodels.

Net cash provided by financing activities was $20.6 million during the first nine months of fiscal 2002 as compared to $5.3 million used in financing activities during the same period in fiscal 2001. The change reflects $51.2 million of gross equity offering proceeds, offset by $31.5 million in debt repayments and $590,000 in partial repayment of a related-party note.

We have a net deferred tax asset of $20.9 million on our balance sheet, primarily as a result of $54.9 million of restructuring and asset impairment charges recorded during fiscal 2001. The net deferred tax asset will reduce cash required for payment of federal and state income taxes, as we believe we will generate sufficient taxable income for realization of the asset in the future. The Company has determined that it must amend its 1999, 2000 and 2001 tax returns to correct the reporting of deemed dividend income from a foreign subsidiary. Such determination was the result of an internal self-review and not the result of any tax audit by the Internal Revenue Service or other tax authority. The Company believes that such amended tax returns will not materially affect the consolidated results, liquidity or financial position of the Company, or have any impact on tax expense reported in financial statements for 1999, 2000 and 2001. The Company believes that it has sufficient net operating loss carryovers to carry back to such tax years in order to eliminate any additional tax liability, but expects that it will have liability for interest and potential penalties. Current estimates of total tax liability, interest and potential penalties is not more than approximately $400,000. The Company believes that it has sufficient reserves to cover any interest and potential penalties that may result from the amended returns. The Company currently is in the process of amending the returns and intends to seek a waiver from the Internal Revenue Service for certain penalties; however, no assurance can be given that such waiver will be granted.

In September 2002, the Company raised $51.2 million in an offering of the Company's equity to provide additional liquidity. The Company filed a registration statement on Form S-3 to register 3.25 million shares of the Company's common stock in connection with such placement, in addition to 1.2 million shares previously registered. The Company engaged JP Morgan Securities Inc. to act as the advisor to the Company in the equity financing, for which JP Morgan Securities received a fee of approximately $2.4 million. JP Morgan Securities Inc. is affiliated with J.P. Morgan Partners (SBIC), LLC, which holds approximately 7.9% of our outstanding common stock.

We maintain an interest rate risk management strategy, required by our amended credit facility terms, that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in interest rates. The Company's specific goals are to (1) manage interest rate sensitivity by modifying the repricing or maturity characteristics of some of its debt and (2) lower (where possible) the cost of its borrowed funds. In accordance with the Company's interest rate risk management strategy, and in accordance with the requirements of our credit facility, the Company has entered into a swap agreement to hedge the interest rate on $35.0 million of its borrowings. The swap agreement locks in a one-month LIBOR rate of 6.6% and expires on August 1, 2003.

Capital Expenditures. We spent approximately $6.9 million during the first nine months of fiscal 2002 for new store construction, development, remodels and other capital expenditures, exclusive of acquisitions. Capital expenditures during the first nine months of fiscal 2002 were less than previously estimated due to abandonment of one new store site and the deferral of three new store openings until the first quarter of fiscal 2003, in part due to landlord delays in completion of construction. The aggregate amount to construct all five originally scheduled stores was originally estimated at $15.0 million to $20.0 million, but we terminated one store's lease obligations and opened one store in April 2002. Our average capital expenditures to open a leased store, including leasehold improvements, equipment and fixtures, have ranged from approximately $2.0 million to $5.0 million historically, excluding inventory costs and initial operating losses. We anticipate that the average capital expenditures to open a natural foods supermarket format store will be $3.0 million to $4.0 million in the future, partly because of our decision to reduce the size or simplify the format of our food service department in new stores, as well as our decision not to increase store size in the majority of geographic areas. Our average capital expenditures to open a farmers market format store are estimated at $2.0 million to $2.5 million in the future. Delays in opening new stores may result in increased capital expenditures and increased pre-opening costs for the site, as well as lower than planned sales for the Company. Under our amended credit facility, we are limited in our new store capital expenditures to a cumulative $3.2 million from the fourth quarter of fiscal 2001 through the third quarter of fiscal 2002; however, proceeds from the equity offering completed in September 2002 may be used to increase our total allowable level of capital expenditures by the net cash proceeds of $48.3 million. We plan to use the equity proceeds to complete the construction of three stores to be opened during the first quarter of fiscal 2003 and execute leases for and commence capital expenditures for up to 15 new stores through fiscal 2003. Although there can be no assurance that actual capital expenditures will not exceed anticipated levels, we believe that cash generated from operations and the recent equity offering, and available under our existing credit facility will be sufficient to satisfy our budgeted capital expenditure requirements through the remainder of fiscal 2002.

The cost of initial inventory for a new store is approximately $300,000 to $800,000 depending on the store format; however, we obtain vendor financing for most of this cost. Pre-opening costs are expensed as incurred. Pre-opening costs for natural foods supermarket format stores in the future are projected at $400,000 to $500,000 per store, depending on the store's location, and pre-opening costs for farmers market format stores are projected at $200,000 to $300,000, as a result of increased grand opening advertising and staff training for new stores. The amounts and timing of such pre-opening costs will depend upon the availability of new store sites and other factors, including the location of the store and whether it is in a new or existing market for us, the size of the store, and the required build-out at the site. Costs to acquire future stores, if any, are impossible to predict and could vary materially from the cost to open new stores. There can be no assurance that actual capital expenditures will not exceed anticipated levels, although our amended credit facility contains aggregate limits on the amounts of capital expenditures we may make. We believe that cash generated from operations and the recent equity offering and available under our existing credit facility will be sufficient to satisfy our budgeted cash requirements through fiscal 2002.

Cautionary Statement Regarding Forward-Looking Statements

This Report on Form 10-Q contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks. Such forward-looking statements include statements as to the Company's plans to open, acquire or relocate additional stores; the anticipated performance of such stores; the impact of competition and current economic uncertainty; our expectations for comparable store sales; the impact of changes resulting from further implementation of merchandising, advertising and pricing programs; levels of cannibalization; expected pre-opening expenses and capital expenditures; and other statements containing words such as "believes," "anticipates," "estimates," "expects," "may," "intends" and words of similar import or statements of management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause the actual results, market performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause differences in results of operations include, but are not limited to, the timing and success of the continued implementation of marketing and merchandising and pricing programs; the timing and execution of new store openings, relocations, remodels, sales and closures; the impact of competition; changes in product supply or suppliers; changes in management information needs; changes in customer needs and expectations; governmental and regulatory actions; general industry or business trends or events; changes in economic or business conditions in general or affecting the natural foods industry in particular; and competition for and the availability of sites for new stores and potential acquisition candidates. The Company undertakes no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.

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

The Company's exposure to interest rate changes is primarily related to its variable rate debt issued under its $125.0 million revolving credit facility. The facility has two separate lines of credit, a revolving line of up to $86.2 million and a term loan of up to $38.8 million, each with a three-year term expiring August 1, 2003. As part of the October 2001 amendment of the credit facility, which had an original credit capacity of $157.5 million, borrowings under the credit facility have been limited to $125.0 million. As of September 28, 2002, there were $59.5 million in borrowings outstanding under the $86.2 million revolving line of this facility and $31.3 million in borrowings outstanding under the $38.8 million term note. As part of the amendment to the credit facility, the interest rate on the facility was amended to either prime plus 2.25% or one-month LIBOR plus 3.75%, at our election, and the rates increase by 0.5% starting January 1, 2002 and each six months thereafter through January 2003. Current interest rates as of September 28, 2002 are prime plus 3.25% or one-month LIBOR plus 4.75% (6.6% at September 28, 2002). Because the interest rates on these facilities are variable, based upon the prime rate or LIBOR, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of September 28, 2002, would be an annual increase or decrease of approximately $908,000 in interest expense and a corresponding decrease or increase of approximately $565,000 in the Company's net income after taxes.

In September 2000, as required by the Company's credit facility, the Company entered into an interest rate swap to hedge its exposure on variable rate debt positions. Variable rates are predominantly linked to LIBOR as determined by one-month intervals. The interest rate provided by the swap on variable rate debt is 6.6%. At September 28, 2002, the notional principal amount of the interest rate swap agreement was $35.0 million, expiring on August 1, 2003. The notional amount is the amount used for the calculation of interest payments that are exchanged over the life of the swap transaction on the amortized principal balance. In the third quarter of fiscal 2002, the loss, net of taxes, included in other comprehensive loss for this cash flow hedge was approximately $287,000.

Item 4. Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

In April 2000, the Company was named as defendant in S/H -Ahwatukee, LLC and YP- Ahwatukee LLC v. Wild Oats Markets, Inc., Superior Court of Arizona, Maricopa County, by a landlord alleging Wild Oats breached a continuous operations clause arising from the closure of a Phoenix, Arizona store. The plaintiffs appealed, but in September 2002, the plaintiffs withdrew their notice of intent to appeal in the suit. After trial in November 2001, the judge awarded the plaintiff $326,000 in damages and $210,000 in attorneys' fees and the Company has reserved such amounts. The Company has appealed the judgment.

In October 2000, the Company was named as defendant in 3601 Group Inc. v. Wild Oats Northwest, Inc., Wild Oats, Inc. and Wild Oats Markets, Inc., a suit filed in Superior Court for King County, Washington, by a property owner who claims that Alfalfa's, Inc., our predecessor in interest, breached a lease in 1995 related to certain property in Seattle, Washington. A trial on damages was held in July 2002, and the jury awarded no damages, based on its determination that the plaintiff had benefited monetarily from the Company's lease termination. In October 2002, the Company was awarded attorneys' fees and costs.  In November 2002, the plaintiff filed a notice of appeal of the judgment, certain orders and rulings, and the award of attorneys' fees and costs to the Company.

In September 2002, the Company filed a suit captioned Wild Oats Markets, Inc. v. Michael C. Gilliland, Elizabeth C. Cook, Mark R. Clapp and Patrick Gilliland, Westside Farmer's Market LLC, Westside Liquors LLC and Milagro Cafe LLC, in District Court, Boulder County, Colorado, for injunctive relief related to alleged breach of Mr. Gilliland's noncompetition covenant contained in his 1996 employment agreement arising from the opening of a competing grocery store in Albuquerque, New Mexico. Based on Mr. Gilliland's testimony, after a hearing, the court issued a temporary restraining order against Mr. Gilliland, prohibiting him from engaging in the operation of the competing grocery store. The defendants, Mr. Gilliland and Ms. Cook, have counterclaimed for severance payments for Ms. Cook and issuance of additional stock options for both Ms. Cook and Mr. Gilliland, on a theory that they did not receive a sufficient number of options when they were employed by the Company. The Company withdrew its motion for preliminary injunction and intends to file an action in arbitration, as required by his employment agreement, against Mr. Gilliland for damages.

In October 2002, the Company was named as defendant in Helen Fakhri, as Representative Plaintiff, v. Alfalfa's Canada, Inc., assigned No. L023298, in the Supreme Court of British Columbia, Canada, a class action lawsuit seeking damages for a class of plaintiffs who did not contract, but where concerned about contracting, hepatitis A, based on the Company's announcement that a former employee had contracted hepatitis A. The Company intends to vigorously defend against the suit. At this time, the Company cannot evaluate the likelihood of success in such defense or the materiality of the suit.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

           (a)  Exhibits:

Exhibit 99.1   CEO Certification

Exhibit 99.2   CFO Certification

          (b) Reports on Form 8-K:

Report dated June 14, 2002, filed on July 1, 2002, on Form 8-K, reported under Item 5, "Other Events," disclosing a distribution agreement with Tree of Life, Inc.

Report dated September 4, 2002, filed on September 5, 2002, on Form 8-K, reported under Item 5, "Other Events," disclosing the sale of 4.45 million shares of common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, County of Boulder, State of Colorado, on the 12 day of November 2002.

Wild Oats Markets, Inc.

By:   /s/Edward F. Dunlap___________
             Edward F. Dunlap
             Chief Financial Officer

Certification of CEO Pursuant to
18 U.S.C. Section 1350,
As Adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Perry D. Odak, Chief Executive Officer of Wild Oats Markets, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Wild Oats Markets, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Perry D. Odak
 Perry D. Odak, Chief Executive Officer

Certification of CFO Pursuant to
18 U.S.C. Section 1350,
As Adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Edward Dunlap, Chief Financial Officer of Wild Oats Markets, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Wild Oats Markets, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Edward Dunlap
 Edward Dunlap, Chief Financial Officer