Form 10-K
period 2002-12-28
WILD OATS MARKETS INC
filed 2003-03-28
CIK 909990

TABLE OF CONTENTS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

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

(303) 440-5220
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

  Yes       ( X )       No       (   )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: (   )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):

  Yes       ( X )       No       (   )

As of June 28, 2002, the aggregate market value of the voting common stock held by non-affiliates (as defined by the regulations of the Securities and Exchange Commission) of the Registrant was $16.10, based upon the closing sale price of such stock on such date as reported on the NASDAQ National Market.

As of March 3, 2003, the total number of shares outstanding of the Registrant’s common stock, $.001 par value, was 29,705,475 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on May 5, 2003, have been incorporated by reference into Part III of this report.

PART I.

Item 1.

BUSINESS

Introduction

Wild Oats Markets, Inc. ("Wild Oats") is one of the largest natural foods supermarket chains in North America. As of March 3, 2003, we operated 102 natural foods stores in 25 states and British Columbia, Canada under several names, including:

  Wild Oats Natural Marketplace (nationwide)
  Henry’s Marketplace (San Diego and Orange County, CA)
  Nature’s - A Wild Oats Market (metropolitan Portland, OR)
  Sun Harvest Farms (Texas)
  Capers Community Market (British Columbia, Canada)

We are dedicated to providing a broad selection of high-quality natural, organic and gourmet foods, environmentally friendly household products and complete line of natural vitamins, supplements, herbal and homeopathic remedies and body care products at competitive prices, in an inviting and educational store environment that emphasizes customer service. Our stores feature natural alternatives for virtually every product category found in conventional supermarkets. Wild Oats provides its customers with a one-stop, full-service shopping alternative to both conventional supermarkets and traditional health food stores, with a differentiated concept that appeals to a broader, more mainstream customer base than the traditional natural foods store. Our comprehensive selection of natural and organic products appeals to health-conscious shoppers while we also offer virtually every product category found in a conventional supermarket, including grocery, produce, meat, poultry, seafood, dairy, frozen, food service, bakery, vitamins and supplements, health and body care and household items. Our unique positioning, coupled with industry data that states that the natural products industry comprises less than 5% of the total grocery industry, offers significant potential for us to continue to expand our customer base.

Wild Oats’ sales grew from $893.2 million during fiscal 2001 to $919.1 million in 2002, an increase of 2.9%, even though we closed nine underperforming stores in 2002. Our improvements in sales, despite a significant decrease in overall store count, resulted largely from improvements in marketing, including the completion of the rollout of our national flyer program, in merchandising and operations improvements in our stores, as well as the opening of our first prototype Wild Oats Natural Marketplace store in Long Beach, California.

We added 1, 4, 13, 25 and 16 new and acquired stores to our store base in fiscal years 2002, 2001, 2000, 1999 and 1998, respectively. We also added 24 stores to our store base in 1999 through the completion of two pooling-of-interest transactions. As a result of our aggressive growth over the last five years, we have increased our penetration of existing markets, entered new geographic markets and created a stronger platform for future growth. We believe our growth has resulted in operating efficiencies created by:

  warehousing, distribution and administrative economies of scale improved volume purchasing discounts
  coordinated merchandising and marketing strategies

At the end of fiscal 2002, we had 99 stores located in 23 states and Canada, as compared to 107 stores in 23 states and Canada as of the end of fiscal 2001. A summary of store openings, acquisitions, closures and sales is as follows:
	TOTAL STORE COUNT

	Fiscal Year Ending		Period Ending March 1,
	2001	2002	2003

Store count at beginning of period	106	107	99
Stores opened	4	1	3
Stores closed	(1)	(5)
Stores sold	(2)	(4)

Store count at end of period	107 ===	99 ===	102 ===

As part of the strategic repositioning announced by the Company in the second and fourth quarters of fiscal 2000, the Company identified 22 natural foods stores for closure or sale due to weak performance. In fiscal 2000, we closed ten and sold three of those identified stores. In the second quarter of fiscal 2001, as part of additional evaluation of the Company’s operations by new management, we identified an additional three stores for closure in fiscal 2001; in the fourth quarter of fiscal 2001, we extended our evaluation and identified an additional three stores for closure in fiscal 2001 and fiscal 2002. In fiscal 2002, we identified an additional six stores for closure or sale, including two small vitamin stores. In fiscal 2002, the Company closed five of the identified stores, terminated its lease-related obligations as to one of the closed locations and sold four of the identified stores, including one small vitamin store. Two of the stores were sold in related transactions. Due to a change in estimates related to changes in facts and circumstances during the fourth quarter of fiscal 2001, we decided to continue to operate four stores previously identified for closure or sale. As of March 1, 2003, 20 of the 22 stores identified in fiscal 2000 for closure or sale have been closed or sold and the remaining two stores have been removed from our closure or sale list due to changes in facts and circumstances. Of those stores identified in fiscal 2001, four have been closed or abandoned and the remaining two stores have been removed from our closure or sale list due to changes in facts and circumstances. Of those stores identified in fiscal 2002, three have been sold or closed, and three remain to be closed or sold. A summary of restructuring activity by store count is as follows:

	RESTRUCTURING STORE COUNT

	Fiscal Year Ending			Period Ending March 1,
	2000	2001	2002	2003

Stores remaining at commencement of period		9	6	3
Stores identified in fiscal 2000 for closure or sale	22
Stores identified in fiscal 2001 for closure or sale		6
Stores identified in fiscal 2002 for closure or sale			6
Identified stores closed or abandoned	(10)	(3)	(5)
Identified stores sold	(3)	(2)	(4)
Reversal of stores identified for closure or sale		(4)
Identified stores remaining at period end	9 ==	6 ==	3 ==	3 ==

Total store count, as well as the number of stores identified for closure or sale and stores closed or sold, include two small vitamin stores previously operated by us in El Paso, Texas.

Natural products industry

Retail sales of natural products have grown from $7.6 billion in 1994 to $16.24 billion in fiscal 2001, an 11.45% compound annual growth rate, and total sales of natural products (including over the internet, by practitioners, by multi-level marketers and through mail order) reached $34.0 billion in fiscal 2001 (Natural Foods Merchandiser, June 2002). Sales growth in the traditional grocery industry has remained relatively flat over the same period. We believe that this growth reflects a broadening of the natural products consumer base, which is being propelled by several factors, including healthier eating patterns, increasing concern regarding food purity and safety and greater environmental awareness. While natural products generally have higher costs of production and correspondingly higher retail prices, we believe that more of the population now attributes added value to high-quality natural products and is willing to pay a premium for such products, although overall industry growth may slow slightly due to the softening economy. The increase in the availability of natural products in conventional supermarkets, whose sales of natural products increased by 5.5% in fiscal 2001, demonstrates the increase in consumer acceptance of natural products. Despite the increase in natural foods sales within conventional supermarkets, we believe that conventional supermarkets still lack the total shopping experience that natural foods stores offer. Many natural foods stores develop a more personal relationship with increased interaction between store staff and customers than that of conventional supermarkets. Conventional supermarkets may also have less appeal for natural foods shoppers because they are largely dependent on commercial brand names, resulting in a more limited selection of natural products from which to choose. In addition, conventional supermarkets may not be able to match our pricing in many categories because of the greater volume purchase discounts we receive on natural products. As a result, while conventional supermarkets may carry a limited selection of natural foods products, they do not duplicate the inventory of our natural foods stores, which carry a more comprehensive selection of natural products sourced from a large number of independent vendors.

Operating strategy

Our objective is to become the grocery store of choice both for natural foods shoppers and quality-conscious consumers in each of our markets by emphasizing the following key elements of our operating strategy:

Destination format. Our stores are one-stop, full-service supermarkets for customers seeking high-quality natural and gourmet foods and related products. In most of our stores, we offer between 12,000 and 35,000 stock-keeping units of natural foods products in virtually every product category found in a conventional supermarket. Our stores carry a much broader selection of natural and gourmet foods and related products than those offered by typical independent natural foods stores or conventional supermarkets.

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

Educational and entertaining store environment. Each store strives to create a fun, friendly and educational environment that makes grocery shopping enjoyable, encouraging shoppers to spend more time in the store and to purchase new products. In order to enhance our customers’ understanding of natural foods and how to prepare them, we train our store staff to educate customers as to the benefits and quality of our products and prominently feature educational brochures, newsletters and in-store demonstrations, as well as an in-store consumer information department. In 2003 we will be implementing a new "active sampling" program to emphasize certain perishable products in our stores and to encourage customers to try new products. In addition, many stores offer cafe seating areas, espresso and fresh juice bars and in-store massage therapists, all of which emphasize the comfortable, relaxed nature of the shopping experience. We believe our knowledgeable store staff and high ratio of store staff to customers results in significantly higher levels of customer service than in a conventional supermarket.

Extensive community involvement. We seek to engender customer loyalty by demonstrating our high degree of commitment to the local communities in which we operate. Each store makes significant monetary and in-kind contributions to local not-for-profit organizations through programs such as "5% Days," where a store may, once each calendar quarter, donate 5% of its net sales from one day to a local not-for-profit group, and a "Charity Work Benefit" where we pay employees for time spent working for local charities. In 2002, we added a new charitable option for customers called eScrip(R), which administers a wholly electronic charitable giving program. Under the eScrip program, Wild Oats will donate a sliding percentage of the customer’s purchases to a customer’s selected charity when the customer uses a credit card registered with eScrip to purchase at Wild Oats.

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

Competitive pricing. We seek to offer products at prices that are competitive with those of other natural foods stores and conventional markets. In fiscal 2001 and throughout fiscal 2002, we introduced a new merchandising and marketing program in our natural foods supermarket format stores, and as part of such program reduced everyday prices on up to 2,500 items per store and implemented a weekly flyer program, with an expanded selection of sale items and emphasis on our perishable departments (meat/seafood, produce, prepared foods and dairy). We believe these pricing programs broaden our consumer appeal and encourage our customers to fill more of their shopping needs at our stores.

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

We currently have leases and letters of intent signed for 18 new stores to be opened or relocated in the remainder of fiscal 2003 or fiscal 2004. The proposed sites are in metropolitan Los Angeles (six) and Palm Springs, California; Denver and Colorado Springs, Colorado; Indianapolis, Indiana; Lexington, Kentucky; Omaha, Nebraska; Cincinnati, Ohio; metropolitan Nashville, Tennessee; and metropolitan Salt Lake City, Utah (three).

Changes in store base. In fiscal 2002, we opened one new store in Long Beach, California. We closed three underperforming natural foods stores in Boca Raton, Florida; Chesterfield, Missouri; and Cleveland, Ohio; we closed one store in Serra Mesa, California when the lease expired, and we negotiated the early termination of the lease for one small vitamin store in El Paso, Texas. We sold four stores: two in Berkeley and Sunnyvale, California to the purchaser of two other northern California stores in 2001; one in Victoria, British Columbia, Canada; and one small vitamin store in El Paso, Texas. In fiscal 2001, we opened four new stores, closed one underperforming natural foods stores and sold two stores in related transactions.

In fiscal 2001, we stopped construction on several stores then in design, in order to incorporate consumer research and feedback into a prototype design for our natural foods supermarket format stores. The new prototype, unveiled in our new store in Long Beach, California in April of 2002, features an expanded produce department; a relocated natural living department with lower shelving, softer flooring and reading areas to encourage customers to take advantage of the health and nutrition literature available; liquid and dry bulk goods in the same merchandising area; an expanded deli area redesigned to focus the staffs’ attention on the customer, even when working on food preparation; and a warm and inviting new decor.

Year-over-year comparable store sales growth. Comparable store sales (sales of a store we deemed comparable commencing in the 13th full month of operations) increased 5.2% in fiscal 2002, as compared to a 4.0% increase for fiscal 2001, primarily due to operational improvements and the completion of the implementation of our comprehensive marketing program for our natural foods supermarket format stores. We also have remerchandised a significant number of our natural foods supermarket format stores to emphasize perishables and reset certain product categories according to item movement. We made a commitment in fiscal 2001 to improve customer service through aggressive training programs for new and existing employees, rolled out several new programs in fiscal 2002, and will continue and expand this commitment in fiscal 2003 and beyond.

In fiscal 2003, we will continue to refine our merchandising and marketing programs to reach a broader group of potential customers, to strengthen our awareness amongst our communities as a place to shop for natural, organic and gourmet/specialty foods, to build charitable giving programs that are meaningful to our communities and to bring excitement and entertainment into our stores. These programs will include an expansion of our "grass roots" marketing programs, targeting direct mail, active sampling programs and other initiatives currently being prepared for implementation.

Products

We offer our customers a broad selection of unique, high-quality products that are natural alternatives to those found in conventional supermarkets. We generally do not offer well-known national conventional brands and focus instead on a comprehensive selection of natural branded products within each category. Although the core merchandise assortment is similar at each of our stores, individual stores adapt the product mix to reflect local and regional preferences. Our stores source produce from local organic growers whenever possible and typically offer a variety of local products unique to the region. In addition, in certain markets, our stores may offer more food service, gourmet and ethnic items, as well as feature more value-added services such as gift baskets, catering and home delivery, while in other markets, a store may focus more on bulk foods, produce and staple grocery items. We regularly introduce new high-quality and locally-grown products in our merchandise selection to minimize overlap with products carried by conventional supermarkets. In fiscal 2003, we plan to add up to 1,500 new stock-keeping units, or "SKUs," of natural, organic and gourmet products in each of our stores.

In fiscal 2002, we completed an SKU rationalization program pursuant to which we phased out a large number of SKUs of slower-moving products from our stores to make room for new items and faster moving products. We attribute a certain amount of the decrease in customer traffic experienced in the fourth quarter of fiscal 2002 to the disruptions caused by out-of-stocks of products created by the SKU rationalization program as well as disruptions resulting from the Company’s switch to Tree of Life, Inc. as its new primary distributor.

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

Quality standards. Our objective is to offer products that meet the following standards:

  free of preservatives, artificial colors, chemical additives and added hormones organically grown, whenever possible
  minimally processed
  not tested on animals

We continually evaluate new products, quality issues and controversial ingredients. Before new product can be placed on our approved product list for purchase by the stores, our standards committee reviews each new product for compliance with the following, amongst other criteria:

  rBGH (recombinant bovine growth hormone) free
  GMO ("genetically modified organism") free
  cruelty-free

Private label. The natural foods industry is highly fragmented and characterized by many small independent vendors. As a result, we believe that our customers do not have strong loyalty to particular brands of natural foods products. In contrast to conventional supermarkets whose private label products are intended to be low-cost alternatives to name-brand products, we developed our "Wild Oats(R)" private label program in order to build brand loyalty to specific products based on our relationship with our customers and our reputation as a natural foods authority. Through this program, we have successfully introduced a number of high-quality, unique private label products, such as cereals, breads, salad dressings, vitamins, chips, salsa, pretzels, cookies, juices, pasta, pasta sauces, oils, frozen products such as pizza and veggie burgers, and pet foods. In fiscal 2000, we introduced a new line of "Wild Oats(R)" imported and organic goods. In fiscal 2001, we expanded this private label line with the introduction of baking mixes, imported peppers, capers, pickles and cherries, canned tomatoes, preserves, tuna, cookies and teas. In fiscal 2003, we intend to roll out a new private label strategy that will include a new brand name and look for our private label products. We intend to continue to eliminate slow-moving private label product and to expand our private label product offerings on a selected basis.

Pricing. In general, natural and gourmet foods and related products have higher costs of production and correspondingly higher retail prices than conventional grocery items. Our pricing strategy has been to maintain prices that are at or below those of our natural foods competitors while educating our customers about the higher quality and added value of our products to differentiate them from conventional products. As part of the merchandising and marketing programs introduced in fiscal 2001, we reduced prices on a large number of products throughout participating stores. After analysis of results from those stores implementing our merchandising and marketing program in fiscal 2001, and additional customer research, we determined that some pricing reductions on certain items were overly aggressive, resulting in greater margin erosion without corresponding customer recognition and item movement, and we implemented a modest price increase on selected products. Like most conventional supermarkets, we regularly feature dozens of sale items, and we implemented a weekly flyer program featuring a broad selection of sale items from all departments. Our flyers feature strong sale pricing on selected perishable products, as well as advertised sales on a broad selection of grocery, frozen foods, vitamins, supplements and body care products. In-store unadvertised "Wild Buys" add variety and encourage frequent shopping trips by our customers. Sale items are promoted through a variety of media, including direct mail, newspapers and in-store flyers. We regularly monitor the prices at natural foods and conventional supermarket competitors to ensure our prices remain competitive.

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

At Wild Oats, we sell food that remembers its roots." (TM)

Our values of service, integrity, quality, giving back to our communities, increasing value for our stakeholders (which include our stockholders, our employees and our communities) and accountability were adopted to support our mission statement. As part of our values, we believe that knowledgeable, satisfied and motivated staff members have a positive impact on store performance and overall profitability. In fiscal 2001, we implemented aggressive new training programs, with an emphasis on customer service, for all new employees. In fiscal 2002, we implemented product knowledge training programs for certain departments to ensure that staff receive consistent training on issues affecting the products they sell. We will continue to focus on customer service in the coming years, with training for existing staff as well as new employees.

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

Staff members at the store and regional levels participate in incentive plans that tie compensation awards to the achievement of specified store-level or region-wide sales, profitability and other performance criteria. We also seek to foster enthusiasm and dedication in our staff members through comprehensive benefits packages, including health and disability insurance, an employee stock purchase plan and an employer-matching 401(k) plan.

Purchasing and distribution

We have centralized merchandising departments for each major product category. These departments set product standards, approve products and negotiate volume purchase discount arrangements with distributors and vendors. The wholesale segment of the natural foods industry provides a large and growing array of product choices across the full range of grocery product categories. On June 14, 2002, we entered into a new primary distribution agreement with Tree of Life, Inc. ("Tree of Life") as distributor. The distribution arrangement commenced effective September 1, 2002, the date upon which our existing primary distribution contract with United Natural Foods, Inc. expired. The new agreement has no specified term, although either party can terminate the agreement after three years upon 120 days’ prior written notice to the other party. Either party also may terminate the agreement for defaults by the other party of certain provisions of the agreement. Under the terms of the new agreement, we are obligated to purchase 90% of our total cost of goods from specified categories of goods for sale in our U.S. stores from Tree of Life, except in certain defined circumstances when such percentage-purchasing obligation is excused. We believe Tree of Life has sufficient warehouse capacity and distribution technology to service our existing stores’ distribution needs for natural foods and products as well as the needs of new stores in the future. We received, as part of the new agreement, a transition fee to offset the transition costs incurred during the transition of our primary distribution relationship to Tree of Life. These costs include, but are not limited to, the cost of retagging store shelves, modification of product inventory, disposal of discontinued products, resetting of products on store shelves and training of store personnel in new procedures, and legal and consulting expenses. A portion of the transition support fee received was used in each of the second, third and fourth quarters to defray transition expenses incurred. As part of the agreement with Tree of Life, we prepared an approved product list from which our stores may order. We also took this opportunity to eliminate from our approved products list certain slow-moving products and products that do not meet our quality and product standards.

In fiscal 1999, we entered into a supply agreement with Nutricia (formerly GNP), under which Nutricia manufactured for us certain private label vitamins and supplements. We terminated the agreement in fiscal 2002 and negotiated a buyout of all remaining inventory. We have no supply contracts with the majority of our smaller vendors, who could discontinue selling to us at any time. Although we believe that we could develop alternative sources of supply, any such termination may create a short-term disruption in store-level merchandise selection.

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

We operate commissary kitchens in Phoenix, Arizona; Denver, Colorado; Portland, Oregon and Vancouver, British Columbia, Canada, as well as a bakery in San Diego, California. These facilities produce deli food, take-out food, bakery products and certain private label items for sale in our stores. Each kitchen can make deliveries to stores within a hundred-mile radius of the facility. We will evaluate the need for new commissary kitchens as we expand into new markets.

Marketing

We recognize the importance of building brand awareness within our trade areas and advertise in traditional media outlets such as radio, newspapers, outdoor and direct mail to gain new customer trial and repeat business. As part of our marketing strategy, we have increased our use of direct mail and newspaper inserts to increase our market exposure to a broader base of customers. Our farmers market format stores primarily use flyers and "weekly specials" advertising to generate consumer interest and increase customer traffic. In fiscal 2001, we introduced eight-page weekly flyers for a select group of our natural foods supermarket format stores, with a significant number of weekly specials and an expanded flyer distribution. In fiscal 2002, this program was introduced in the majority of our natural foods supermarket format stores. We are formulating additional marketing strategies for fiscal 2003, and may modify the flyer program as other marketing strategies are implemented.

We also focus on in-store consumer education through the use of a variety of media, including in-store flyers, informational brochures and signage that promote the depth of our merchandise selection, benefits of natural products and competitive prices. When we first enter a new market, we execute an intense marketing and public relations campaign to build awareness of our new store and its selection of natural products. After the initial campaign, this advertising is supplemented by the marketing strategies described above. Our public relations department promotes the Company and its achievements, manages a consistent flow of internal and external communications and assists in educating consumers about our position on issues of importance, such as genetically modified foods and the use of antibiotics in livestock production. This group also plans and implements media coverage and community events as part of our grand opening celebrations at our new stores.

Our advertising costs prior to the implementation of the expanded marketing program historically were 1.5% of sales. Advertising costs for stores on the expanded marketing program on average have increased to 2.0% of sales. We offset a certain amount of such costs through a promotional program with our vendors, which allows for different degrees of promotional participation in our weekly flyers.

Management information systems

Our management information systems have been designed to provide detailed store-level financial data, including sales, gross margin, payroll and store contribution, to regional directors and store directors and to our headquarters on a timely basis. We determined that our ability to control costs would be increased by capital improvements in technology and software. In fiscal 2002, we implemented a number of information management initiatives intended to make us more competitive in the marketplace, including the following:

  centralized pricing for the majority of our items in all of our natural foods supermarket format stores and item movement tracking in all of our stores (exclusive of our Canadian stores). The farmers market format stores host their own pricing structure, although we currently are examining hosting all pricing for all stores centrally;
  a data warehouse that allows us to perform rapid analyses of disparate data relating to financial performance, item movement, comparable store sales results, customer traffic and other data generated by our operations;
  a promotion management system that links our item information database to our marketing and merchandising systems to facilitate the approval and creation of marketing and merchandising flyers. This enables us to create our flyers more quickly by minimizing printing modifications from flyer to flyer, and increases the accuracy of graphic and text descriptions of items. This program allows us to map and manage shelf space from store to store to ensure consistency of item placement and track item movement to allow us to determine appropriate shelf inventory of various SKUs of product;
  in-store signage and shelf tag printing controlled by our home office departments;
  scale hosting to standardize pricing by weight, product descriptions, cooking instructions and other printed material on weighed items; and
  a front end auditing program that tracks cashier activity and identify anomalies in cash handling, enables us to identify cashier training issues and improper cash handling procedures.

In fiscal 2003, we commenced implementation of a back door replenishment program, a structured and integrated technology-based process for product ordering, vendor electronic data interchange, vendor replenishment and store back door receiving and accounting. The back door replenishment program will improve verification of the accuracy of deliveries and increase the efficiency of our warehouse and in-store receiving departments. We expect to receive the benefits of complete implementation of this program in the natural foods supermarket format stores in the third quarter of fiscal 2004. In fiscal 2003, we intend to commence implementation of an improved labor scheduling program that should increase the accuracy of our labor needs forecast.

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

A number of other natural foods supermarkets offer a range of natural foods products similar to those offered in our stores. We believe that the principal competitive factors in the natural foods industry include customer service, quality and variety of selection, store location and convenience, price and store atmosphere. We believe that our primary natural foods competitor is Whole Foods Market, Inc., a company based in Texas, with whom we currently compete directly in California, Colorado, Florida, Illinois, Massachusetts, New Mexico and Texas (a total of 70% of our current markets). We believe our natural foods supermarket concept is differentiated from Whole Foods through our higher product standards and more competitive pricing. Our physical stores are smaller in size, and less expensive to build, which gives us access to markets that may not have the diversity believed necessary to support large box stores. We do not believe we have any true competitors for our farmers market format stores.

Employees

As of March 3, 2003, we employed approximately 6,557 full-time individuals and 1,554 part-time individuals. Approximately 7,721 of our employees are engaged at the store-level and 390 are devoted to regional administrative and corporate activities. We believe that we maintain a good relationship with our employees. We anticipate that in the future one or more of our stores may be the subject of attempted organizational campaigns by labor unions representing grocery industry workers, and that from time to time certain of our stores may be picketed by local labor unions relating to area wage and benefit standards. Four of our stores (including two Henry’s stores in metropolitan San Diego, California) are currently being picketed relating to area standards.

In fiscal 2002, we modified certain features of our benefits plans and introduced additional plans to provide our employees with a broad range of competitive benefits. All of our store employees also participate in an incentive program that provides periodic payments based on achieving certain store-level performance targets and operations standards.

Available Information

Our internet website is http://www.wildoats.com, where we make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. These reports are also maintained by the SEC on their website at http://www.SEC.gov. Additionally, the public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 2.

PROPERTIES

We currently lease approximately 54,000 square feet for our corporate headquarters in Boulder, Colorado. The lease has three and one-half years remaining on the term, with one three-year renewal option.

We lease all of our currently operating stores. We currently have letters of intent or leases signed for 18 sites projected to be opened in the remainder of fiscal 2003 and fiscal 2004, including seven farmers market format store sites in southern California, and eleven natural foods supermarket format store sites in Colorado, Indiana, Kentucky, Nebraska, Ohio, Tennessee and Utah. Our leases typically provide for a 10- to 15-year base term and generally have several renewal periods. The rental payments are generally fixed base rates, although many of our older leases called for payment of minimum base rent with additional rent calculated on a percentage of sales over a certain break point. All of the leases are accounted for as operating leases. The majority of leases signed in fiscal 2002, fiscal 2003 and beyond is or will be negotiated on a turnkey basis, which substantially reduces our capital expenditures, with modest increases in long-term rent.

Store locations

The following map and store list show, as of March 3, 2003, the natural foods grocery stores that Wild Oats operates in each state and Canadian province and the cities in which our stores are located:

Arizona
Phoenix (2)
Scottsdale
Tucson (3)

Arkansas
Little Rock

California
Costa Mesa
Escondido
Hemet
Irvine
Laguna Beach
Laguna Niguel
Long Beach
Los Angeles
Pasadena
San Diego (11)
Santa Monica (2)
Yorba Linda

Colorado
Boulder (3)
Colorado Springs
Denver (7)
Fort Collins

Connecticut
West Hartford
Westport

Florida
Fort Lauderdale
Melbourne
Miami
Miami Beach
West Palm Beach

Illinois
Evanston
Hinsdale

Indiana
Indianapolis

Kansas
Kansas City (2)

Kentucky
Louisville

Massachusetts
Boston (3)

Maine
Portland

Missouri
Kansas City
St. Louis

Nebraska
Omaha

Nevada
Las Vegas (2)
Reno

New Jersey
Princeton

New Mexico
Albuquerque (3)
Santa Fe

New York
New York City

Ohio
Cincinnati
Cleveland
Upper Arlington

Oklahoma
Tulsa

Oregon
Bend
Eugene (2)
Portland (7)

Tennessee
Memphis
Nashville (2)

Texas
Austin (2)
Corpus Christi
El Paso
McAllen
San Antonio (3)

Utah
Salt Lake City (2)

Washington
Vancouver

British Columbia, Canada
Vancouver (2)
West Vancouver

Item 3.

LEGAL PROCEEDINGS

Wild Oats Markets Canada, Inc., as successor to Alfalfa’s Canada, Inc., a Canadian subsidiary of the Company, is a defendant in Helen Fakhri and Ady Aylon, as Representative Plaintiffs v. Alfalfa’s Canada, Inc., a class action suit brought in the Supreme Court, British Columbia, Canada by representative plaintiffs alleging to represent two classes of plaintiffs - those who contracted Hepatitis A allegedly through the consumption of food purchased at a Capers Community Market in the spring of 2002, and those who were inoculated against Hepatitis A as a result of news alerts by Capers and the Vancouver Health Authority. The Company intends to vigorously defend both class certification and the suit itself. The Company is not able to estimate the potential outcome of the suit at this time.

In April 2000, the Company was named as defendant in S/H -Ahwatukee, LLC and YP- Ahwatukee LLC v. Wild Oats Markets, Inc., Superior Court of Arizona, Maricopa County, by a landlord alleging Wild Oats breached a continuous operations clause arising from the closure of a Phoenix, Arizona store. The landlord dismissed the same suit, filed in 1999, without prejudice in 1999, after the Company presented a possible acceptable subtenant, but subsequently rejected the subtenant. Plaintiff claimed $1.5 million for diminution of value of the shopping center plus accelerated rent, fees and $360,000 in attorneys’ fees and costs. After trial in November 2001, the judge awarded the plaintiff $326,000 in damages and $210,000 in attorneys’ fees. We have appealed the judgment. Execution on the judgment is stayed pending the outcome of the appeal by the Company’s payment to the Superior Court of $625,000 (an amount equal to the amount of the judgment and the parties’ agreed estimate of accrued interest thereon). A hearing on the appeal has been requested and will be scheduled by the Appellate Court.

In October 2000, the Company was named as defendant in 3601 Group Inc. v. Wild Oats Northwest, Inc., Wild Oats, Inc. and Wild Oats Markets, Inc., a suit filed in Superior Court for King County, Washington, by a property owner who claims that Alfalfa’s Inc., our predecessor on interest, breached a lease in 1995 related to certain property in Seattle, Washington. After trial, a jury awarded $0 in damages to the plaintiffs, and the Company was subsequently awarded $190,000 in attorneys’ fees. The plaintiff filed for bankruptcy and the Company is currently pursuing our claim as a secured creditor.

In September 2002, the Company filed suit against Michael Gilliland and Elizabeth Cook, former officers and directors and greater than 5% stockholders of the Company, together with two individuals and three limited liability corporations, for a temporary restraining order and damages related to a breach of Mr. Gilliland’s noncompetition covenant, contained in his 1996 employment agreement, arising from the opening of a competitive grocery store in New Mexico. The lawsuit is captioned Wild Oats Markets, Inc. v. Michael C. Gilliland, Elizabeth C. Cook, Mark R. Clapp; Patrick Gilliland, Westside Farmer’s Market LLC, Westside Liquors LLC and Milagro Cafe LLC. Mr. Gilliland and Ms. Cook have counterclaimed, claiming that Ms. Cook was entitled to severance payments, and that both were undercompensated in the receipt of option grants. After a hearing, the court issued a temporary restraining order against Mr. Gilliland, prohibiting him from engaging in the operation of the competing grocery store. The temporary restraining order was subsequently vacated at the Company’s request and the Company dropped its claims for injunctive relief as it did not believe the injunctive relief granted made any material difference in Mr. Gilliland’s behavior. The Company discontinued severance payments made to Mr. Gilliland based on his material breach of his employment contract. The Company continues to pursue its suit for damages. A date for trial of the remaining claims has not been set.

The Company also is named as defendant in various actions and proceedings arising in the normal course of business. In all of these cases, the Company is denying the allegations and is vigorously defending against them and, in some cases, has filed counterclaims. Although the eventual outcome of the various lawsuits cannot be predicted, it is management’s opinion that these lawsuits will not result in liabilities that would materially affect the Company’s consolidated results of operations, financial position, or cash flows.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the NASDAQ National Market under the symbol "OATS".

The following are the quarterly high and low sales prices for each quarter of the past two years:

	HIGH	LOW

First Quarter 2001	9.563	4.125
Second Quarter 2001	11.800	6.125
Third Quarter 2001	11.970	7.120
Fourth Quarter 2001	11.330	6.900

First Quarter 2002	10.160	7.900
Second Quarter 2002	16.250	8.600
Third Quarter 2002	14.109	8.350
Fourth Quarter 2002	12.960	8.310

As of March 3, 2003, Wild Oats’ common stock was held by 627 stockholders of record. No cash dividends have been declared previously on our common stock, and we do not anticipate declaring a cash dividend in the near future. Our Second Amended and Restated Credit Agreement for our $75.0 million credit facility contains restrictions on the payment of cash dividends without lender consent for so long as amounts remain unpaid under the facility.

Item 6.

SELECTED FINANCIAL DATA

(in thousands, except per-share amounts and number of stores)

The following data for the fiscal years ended December 28, 2002, December 29, 2001, December 30, 2000, January 1, 2000; and January 2, 1999 are derived from the consolidated financial statements of the Company. The following data should be read in conjunction with the Company’s consolidated financial statements, related notes thereto and other financial information included elsewhere in this report on Form 10-K.

FISCAL YEAR	2002	2001	2000	1999	1998

STATEMENT OF OPERATIONS DATA:
Sales
	$ 919,130	$ 893,179	$ 838,131	$ 721,091	$ 530,726
Cost of goods sold and occupancy costs
	644,862	634,631	581,980	499,627	369,475
Gross profit
	274,268	258,548	256,151	221,464	161,251
Direct store expenses
	198,386	208,318	187,265	154,069	112,093
Store contribution
	75,882	50,230	68,886	67,395	49,158
Selling, general and administrative expenses
	55,200	53,188	36,201	29,739	21,027
Pre-opening expenses
	1,897	1,562	3,289	2,767	3,449
Restructuring and asset impairment charges
	(832)	54,906	42,066	12,642	393
Income (loss) from operations
	19,617	(59,426)	(12,670)	22,247	24,289
Loss on investment
		228	2,060
Interest expense, net
	7,975	9,447	8,850	4,280	28
Income (loss) before income taxes
	11,642	(69,101)	(23,580)	17,967	24,261
Income tax expense (benefit)
	4,733	(25,189)	(8,559)	5,198	7,822
Net income (loss) before cumulative effect of change in accounting principle
	6,909	(43,912)	(15,021)	12,769	16,439
Cumulative effect of change in accounting principle, net of tax (1)
				281
Net income (loss)
	$ 6,909 =====	$ (43,912) =======	$ (15,021) ======	$ 12,488 ======	$ 16,439 ======
Basic net income (loss) per common share
	$ 0.26 ====	$ (1.80) ====	$ (0.65) ====	$ 0.55 ====	$ 0.73 ====
Weighted average number of common shares outstanding
	26,481 =====	24,424 =====	23,090 =====	22,806 =====	22,440 =====
Diluted net income (loss) per common share
	$ 0.26 ====	$ (1.80) ====	$ (0.65) ====	$ 0.53 ====	$ 0.71 ====
Weighted average number of common shares outstanding
	27,082 =====	24,424 =====	23,090 =====	23,467 =====	23,079 =====
Number of stores at end of period
	99	107	106	110	82
BALANCE SHEET DATA:
Working capital (deficit)
	$ (27,550)	$ (26,490)	$ (16,102)	$ (20,971)	$ (5,281)
Total assets
	$ 323,585	$ 353,426	$ 372,632	$ 350,629	$ 217,320
Long-term debt (including capitalized leases)
	$ 43,075	$ 112,291	$ 116,839	$ 80,328	$ 2,675
Stockholders’ equity
	$ 166,902	$ 107,015	$ 151,564	$ 165,387	$ 152,608

1.  In fiscal 1999 the Company recorded $281,000 in expenses associated with a cumulative effect of a change in accounting principle.

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-K contains certain forward-looking statements regarding our future results of operations and performance. Important factors that could cause differences in results of operations include, but are not limited to, the timing and execution of new store openings, relocations, remodels, sales and closures; the timing and impact of promotional and advertising campaigns; the impact of competition; changes in product supply or suppliers; changes in management information needs; changes in customer needs and expectations; governmental and regulatory actions; general industry or business trends or events; changes in economic or business conditions in general or affecting the natural foods industry in particular; and competition for and the availability of sites for new stores and potential acquisition candidates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Forward-Looking Statements."

Overview

Marketing and Merchandising Initiatives and Operational Improvements. In fiscal 2000 and early fiscal 2001, the Company posted net losses, comparable sales and customer counts were flat to negative, and the Company had no strategy for reversing the negative trends. The Company also was in default under its $125.0 million credit facility and required additional capital to expand its store base. In March of 2001, Perry Odak was hired as our CEO and President, and throughout fiscal 2001, the majority of the Company’s management was replaced with executives with extensive and successful backgrounds in retail sales, operations, merchandising, marketing and finance. This new management team recognized that we had major operational issues to correct in order to reverse the then-current negative trends, including but not limited to:

  poorly integrated acquisitions
  underperforming real estate and no growth strategy
  weak infrastructure
  huge numbers of SKUs and vendors on file
  pricing inconsistencies across the store base
  lack of operational controls
  large percentage of out-of-stocks
  ineffective marketing and merchandising strategies

In the third quarter of fiscal 2001, we began to address these issues, with the testing of an aggressive new merchandising and marketing strategy that was rolled out in the fourth quarter of fiscal 2001 and throughout fiscal 2002. In fiscal 2002, we focused on building operational controls, reducing our SKU count through a SKU rationalization program, implementing centralized buying and pricing, and creating a comprehensive and defensible real estate strategy. We also entered into a new primary distribution agreement with Tree of Life, Inc. ("TOL") and in the third and fourth quarters of fiscal 2002, switched to TOL as primary distributor for all U.S. stores. In September of 2002, we completed an equity offering that resulted in net proceeds of $48.3 million for use in expansion plans.

In the fourth quarter of fiscal 2002, we implemented centralized scale hosting to bring consistency and control to the pricing of our perishable products. We also began executing on our real estate strategy, and to the date of this report have signed leases or letters of intent for 18 new sites opening in fiscal 2003 and fiscal 2004, including eleven Wild Oats locations selected for the excellence of the projects, the position in new segments of existing markets and their defensibility from competitive attack, and seven Henry’s Marketplace locations in easily accessible and highly visible locations in densely populated metropolitan Los Angeles.

Throughout fiscal 2002, we continued to focus on improving the customer experience through new product demonstration programs, staff training on customer service and product knowledge, and resetting and remerchandising a significant number of our older stores. The shift to centralized buying and pricing refocused store staff energies on customer service.

We believe all these programs contributed to overall operational improvements that increased store sales, customer count and average transaction size in fiscal 2002. The sheer magnitude of the changes we implemented in fiscal 2002, coupled with disruptions in product supply caused by our SKU rationalization program and primary distributor switch, and a continued slow economy, contributed to declines in customer counts and comparable store sales in the fourth quarter of fiscal 2002, although per customer basket size increased in the fourth quarter. Road construction adjacent to a number of our stores also contributed, in part, to a 70 basis point decline in comparable store sales.

Store format. We operate two store formats: the natural foods supermarket and farmers market formats. The natural foods supermarket format store, operated under the Wild Oats(R) Natural Marketplace and Nature’s(R) - A Wild Oats Market tradenames, is generally 20,000 to 35,000 gross square feet, and the farmers market store, operated under the Henry’s Marketplace(R) and Sun Harvest(TM)> tradenames, is generally 15,000 to 25,000 gross square feet. Our profitability has been and will continue to be affected by the mix of natural foods supermarkets and farmers market stores opened, acquired or relocated and whether stores are being opened in markets where we have an existing presence. In fiscal 2001 and the first half of fiscal 2002, we redesigned the natural foods supermarket format store layout and design. In April 2002, we opened the first of our redesigned natural foods supermarket format stores in Long Beach, California, with subsequent new store openings using the prototype design in Portland, Maine and Louisville, Kentucky in the first quarter of fiscal 2003. We have also redesigned the prototype for our farmers market store format, and opened our first prototype store in Costa Mesa, California in the first quarter of fiscal 2003. We also plan to expand the farmers market store format as our second, parallel store format. We believe this format, which is primarily located in metropolitan San Diego, California and Texas, appeals to a more value-conscious customer. This format has historically produced higher comparable store sales results than the natural foods supermarket format stores, although margins are lower. The format also appears to perform better in the face of new competition, whether from conventional or natural foods supermarket competitors. We currently have seven signed letters of intent or leases for farmers market format stores slated to open in fiscal 2003 and fiscal 2004.

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

As a result of marketing and merchandising initiatives, operational improvements, and the closure of nine weaker stores, comparable store sales chain-wide increased by 5.2% in fiscal 2002, as compared to 4.0% in fiscal 2001. Due to the disruptions already mentioned, however, comparable store sales for the fourth quarter of fiscal 2002 declined to 2.9%, as compared to 5.6% in the third quarter of fiscal 2002, 5.2% in the second quarter of fiscal 2002, 7.3% in the first quarter of fiscal 2002, 5.7% in the fourth quarter of fiscal 2001, 5.5% in the third quarter of fiscal 2001, 3.9% in the second quarter of fiscal 2001, and 1.0% in the first quarter of fiscal 2001. There can be no assurance that comparable store sales for any particular period will not decrease in the future.

Store openings, closings, sales, remodels, relocations and acquisitions. In fiscal 2002, we opened one new store in Long Beach, California. We closed three natural foods supermarket stores in Boca Raton, Florida; Chesterfield, Missouri; and Cleveland, Ohio; one farmers market store in Serra Mesa, California when the lease expired; as well as one small vitamin store in El Paso, Texas. During fiscal 2002, we sold natural foods supermarket stores in Berkeley and Sunnyvale, California (two stores) in related transactions, and Victoria, British Columbia, Canada, as well as one small vitamin store in El Paso, Texas.

At December 28, 2002, we had 99 stores located in 23 states and Canada, as compared to 107 stores in 23 states and Canada as of the end of fiscal 2001, and 106 stores in 22 states and Canada as of the end of fiscal 2000. A summary of store openings, acquisitions, closures and sales is as follows:
	TOTAL STORE COUNT
	Fiscal Year Ending		Period Ending March 1,
	2001	2002	2003

Store count at beginning of period	106	107	99
Stores opened	4	1	3
Stores closed	(1)	(5)
Stores sold	(2)	(4)

Store count at end of period	107 ===	99 ===	102 ===

We currently have an inventory of 13 vacant sites comprising closed store and office locations and excess unoccupied space acquired during acquisitions or other leasing transactions, for which we have rent obligations; appropriate accruals have been made for such obligations. In fiscal 2002, we sublet, assigned or negotiated the termination of 9 excess properties from an inventory of vacant sites, the lease for one site on the inventory list expired and we added two former store sites, closed in fiscal 2002, to our inventory. We are actively seeking subtenants or assignees for the spaces, although many of the sites are difficult to sublease or assign because of unusual site characteristics, surpluses of vacant retail space in the markets in which the sites are located, or because the remaining lease terms are relatively short.

In September 2002, we concluded an offering of 4.45 million shares of our common stock for total gross proceeds of $51.2 million. In February of 2003, we completed a refinancing of $75.0 million under our existing credit facility with a group of banks led by the lead bank in our former credit facility. The proceeds from the equity offering and the funds available under the credit facility will be used to finance proposed growth of ten to 13 new stores in fiscal 2003, 15 to 20 stores in fiscal 2004 and 20 to 25 stores in fiscal 2005. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

As has been our practice in the past, we will continue to evaluate the profitability, strategic positioning, impact of potential competition, and sales growth potential of all of our stores on an ongoing basis. We may, from time to time, make decisions regarding closures, disposals, relocations or remodels in accordance with such evaluations.

Pre-opening expenses. Pre-opening expenses include labor, rent, advertising, utilities, supplies and certain other costs incurred prior to a store’s opening. The amount per store may vary depending on whether the store is the first to be opened in a market or is part of a cluster of stores in that market. We expect our pre-opening expenses will increase to $400,000 to $500,000 per natural foods supermarket store, and $200,000 to $300,000 per farmers market store, depending on whether the store is the first in a geographic area, the date of rent commencement negotiated under the lease, and the extent of grand opening advertising and staff training activities.

Restructuring and Asset Impairment Activity. During the fourth quarter of fiscal 2002, management made certain decisions relating to our operations that changed estimates of prior restructuring and asset impairment charges and resulted in net restructuring and asset impairment income of $6,000. During the third quarter of fiscal 2002, management made certain decisions relating to our operations that changed estimates of prior restructuring and asset impairment charges and resulted in net restructuring and asset impairment income of $174,000. During the second quarter of fiscal 2002, management made certain decisions relating to our operations that changed estimates of prior restructuring and asset impairment charges and resulted in net restructuring and asset impairment expense of $0. During the first quarter of fiscal 2002, management made certain decisions relating to our operations that also changed estimates of prior restructuring and asset impairment charges and resulted in restructuring and asset impairment income of $652,000. See "Notes to Consolidated Financial Statements - Note 13 - Restructuring and Asset Impairment Charges."

Critical Accounting Policies and Estimates. Our discussion and analysis of the Company’s financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates, including those related to:

  goodwill valuation
  asset impairment charges
  restructuring charges and store closing costs
  allowance for bad debt
  inventory valuation and reserves
  self-insurance reserves
  reserves for contingencies and litigation

We believe the following critical accounting policies affect our most significant judgments and estimates used in the preparation of our consolidated financial statements:

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

We monitor the carrying value of our long-lived assets, including intangible assets, for potential impairment at the store level. Goodwill, previously recognized at the store level, is now recorded at the enterprise level and monitored accordingly. The Company anticipates an annual decrease in amortization of goodwill of approximately $3.0 million and a corresponding annual increase to net income of $1.8 million. The Company will test goodwill for impairment annually in the second quarter of each fiscal year or more frequently if the occurrence of an event or circumstance indicates potential impairment.

The triggering events for such evaluations include a significant decrease in the market value of an asset, acquisition and construction costs in excess of budget, or current period losses combined with a history of losses or a projection of continuing losses. See "Notes to Consolidated Financial Statements - Note 1 - Organization and Summary of Significant Accounting Policies, Goodwill and Other Intangible Assets." The Company records an asset impairment charge when an impairment is identified. Future adverse changes in asset market values or store operating results could result in an inability to recover the carrying value of the assets, thereby requiring an asset impairment charge in the future. See "Notes to Consolidated Financial Statements - Note 13 - Restructuring and Asset Impairment Charges", for an additional discussion of our policies regarding the calculation of asset impairments.

The Company plans to complete store closures or sales within a one-year period following the commitment date. Costs related to store closures and sales are reflected in the income statement as "Restructuring and Asset Impairment Charges." For stores the Company intends to sell, the Company actively markets the stores to potential buyers. Stores held for disposal are reduced to their estimated net realizable value. For stores the Company intends to close, a lease-related liability is recorded for the present value of the estimated remaining noncancelable lease payments after the anticipated closing date, net of estimated subtenant income, or for estimated lease settlement costs. In addition, the Company records a liability for costs to be incurred after the store closing which are required under leases or local ordinances for site preservation during the period before lease termination. The value of equipment and leasehold improvements related to a closed store is reduced to reflect recoverable values based on the Company’s previous efforts to dispose of similar assets and current economic conditions. Severance costs incurred in connection with store closings are recorded when the employees have been identified and notified of the termination benefits to be made to the employees. Lease-related liabilities and the recoverability of assets to be disposed of are reviewed quarterly, and changes in previous estimates are reflected in operations. Significant cash payments associated with closed stores relate to ongoing payments of rent, common area maintenance, insurance charges, and real property taxes as required under continuing lease obligations.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued on July 30, 2002. SFAS No. 146 will require companies to recognize costs associated with exit or disposal activities when they occur rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for the Company on January 1, 2003 and management believes it will have no material effect on the Company’s historical financial results.

The Company maintains allowances for bad debt for estimated losses resulting from the inability of third parties to make required payments or ship product upon which credits are due. If the financial condition of such third parties were to deteriorate, resulting in an impairment of their ability to make payments or provide credits, additional allowances may be required.

The Company maintains allowances for excess or unsaleable inventory as a percentage of its gross inventory balance based on historical experience and assumptions about market conditions. If actual market conditions are less favorable than those projected by management, or if the Company expands its forward buying of inventory, which will increase its inventory levels, then additional inventory write-downs may be required.

The Company is self-insured for certain losses relating to workers’ compensation claims and employee medical and dental benefits. The Company has purchased stop-loss coverage to limit its exposure to any significant levels of claims. Self-insured losses are accrued based upon the Company’s estimates of the aggregate insured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company’s historical experiences. If the Company experiences an increase in claims, if actuarial assumptions are inaccurate, or if insurance industry costs increase beyond current expectations, then additional reserves may be required.

The Company maintains reserves for contingencies and litigation based on management’s best estimates of potential liability in the event of a judgment against the Company, and possible settlement costs, as well as existing facts and circumstances. Future adverse changes related to current contingencies and litigation could necessitate additional reserves in the future.

During the second quarter ended June 29, 2002, the Company adopted the provisions of SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145, among other things, rescinds SFAS No. 4, which required that gains and losses from extinguishment of debt be classified as an extraordinary item, net of related income tax effects. SFAS No. 145 is to be applied in fiscal years beginning after May 15, 2002 and encourages early application of the rescission of SFAS No. 4. During the twelve months ended December 28, 2002, and December 29, 2001, there were no gains or losses on early extinguishment of debt. In connection with the refinancing of our credit facility, the Company will incur a non-cash charge to write off the remaining unamortized debt issuance cost in the first quarter of fiscal 2003 of approximately $186,000.

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
  labor issues
  loss of key management
  government regulations
  changes in and performance by suppliers, distributors and manufacturers unavailability of product
  aggregate results of a store fixture and equipment inventory project volatility in our stock price

New stores build their sales volumes and refine their merchandise selection gradually and, as a result, generally have lower gross margins and higher operating expenses as a percentage of sales than more mature stores. We anticipate that the new stores opened in fiscal years 2002 and 2003 will experience operating losses for the first six to 12 months of operation, in accordance with historical trends; however, given the continued weakening of the U.S. economy, operating losses may be extended for additional periods of time.

We substantially completed the remodeling of five of our older stores in fiscal 2002, and remerchandised a number of our stores in the second, third and fourth quarters of fiscal 2002, with the goal of eliminating slower-selling products, reducing excess SKU counts in certain categories of products, and giving greater emphasis to produce, meat and seafood and grocery departments. We plan to remodel an additional 25 stores in fiscal 2003. Remodels and remerchandising typically cause short-term disruption in sales volume and related increases in certain expenses as a percentage of sales, such as payroll. We cannot predict whether sales disruptions and the related impact on earnings may be greater in time or volume than projected in future remodeled or remerchandised stores.

The construction or acquisition of new stores, remodeling of existing stores, as well as completion of capital purchases of new technology systems required for efficient operation of our business require substantial capital expenditures. In the past, cash generated from operations, bank debt and equity financing proceeds has funded our capital expenditures. These sources of capital may not be available to us in the future. In addition, our new credit agreement contains limitations on our ability to make capital expenditures that may constrain future growth without additional equity financing. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

We have implemented merchandising and marketing initiatives in certain of our natural foods supermarket format stores in fiscal 2002. There can be no assurances that these or any future programs will be successful in fiscal 2003 in those stores, nor that the cost of future program rollouts will be at or below the costs incurred in fiscal 2002.

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

Based upon our current distribution agreement, the Company plans to purchase 30.0% of our total goods from TOL. There is no assurance that we may not experience significant disruption in our operations through shortages of goods and services. Any significant disruption in the supply of goods could have a material impact on our overall sales volume and cost of goods. Inability of Tree of Life to fully fill orders by our stores may result in lower sales and loss of customers.

We received a transition fee as a part of our June 2002 distribution agreement with TOL. We are using the transition fee to offset the transition costs incurred during the transition of our primary distribution relationship to TOL. These costs include, but are not limited to, the cost of retagging store shelves, modification of product inventory, disposal of discontinued products, resetting of products on store shelves and training of store personnel in new procedures, and legal and consulting expenses. A portion of the transition fee received was used to defray transition expenses incurred in the second, third and fourth quarters and had no material impact on the results of operations for the twelve months ended December 28, 2002.

From time to time, we may experience product shortages due to the impact of adverse weather conditions, such as drought or flood, or disruptions in the supply chain from product shortages, transportation disruptions or other conditions. Product shortages may result in a material impact to our sales volume, cost of goods or customer counts.

We are currently completing an inventory of all fixtures and equipment in our stores. If the results of such inventory are materially less than the assets currently shown on our balance sheet, such results may negatively impact the value of assets on our balance sheet as well as results of operations.

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

Results of Operations

Our net income for fiscal 2002 was $6.9 million, or $0.26 per diluted share, compared with a net loss of $43.9 million, or $1.80 per diluted share, in fiscal 2001. The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of sales:

FISCAL YEAR ENDED	2002	2001	2000

Sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	70.2	71.1	69.4
Gross profit	29.8	28.9	30.6
Direct store expenses	21.6	23.3	22.4
Store contribution	8.2	5.6	8.2
Selling, general and administrative expenses	6.0	5.9	4.3
Pre-opening expenses	0.2	0.2	0.4
Restructuring and asset impairment charges (income)	(0.1)	6.1	5.0
Income (loss) from operations	2.1	(6.6)	(1.5)
Loss on investment		(0.0)	(0.3)
Interest income	0.1	0.1	0.0
Interest expense	(0.9)	(1.2)	(1.0)
Income (loss) before income taxes	1.3	(7.7)	(2.8)
Income tax expense (benefit)	0.5	(2.8)	(1.0)
Net income (loss)	0.8% ===	(4.9)% ===	(1.8)% ===

Fiscal 2002 Compared to Fiscal 2001

Sales. Sales for the fiscal year ended December 28, 2002, increased 2.9% to $919.1 million from $893.2 million in fiscal 2001. The increase was primarily due to the opening of one new store in the second quarter of fiscal 2002, operational improvements implemented throughout fiscal 2002, as well as the rollout in the first half of fiscal 2002 of our new marketing and merchandising program in 30 of our natural foods supermarket format stores. Comparable store sales increased 5.2% for fiscal 2002, as compared to an increase of 4.0% for fiscal 2001. Some of the comparable store sales increases are attributable to the continued strong performance of the farmers market format stores. We expect sales to increase at a slightly faster rate in fiscal 2003, due to the proposed opening of up to 13 new stores, three of which were opened in the first quarter of fiscal 2003, and the majority of which will open in the third quarter of fiscal 2003.

Gross Profit. Gross profit for the fiscal year ended December 28, 2002, increased 6.1 % to $274.3 million from $258.5 million in fiscal 2001. As a percentage of sales, gross profit increased to 29.8% in fiscal 2002 from 28.9% in fiscal 2001 due to more disciplined pricing strategies, a new category management structure, vendor consolidation and the completion of our SKU rationalization program, which eliminated large numbers of slow-moving items from our stores to make room for new, higher-margin or faster-moving items.

Direct Store Expenses. Direct store expenses for the fiscal year ended December 28, 2002, decreased 4.8% to $198.4 million from $208.3 million in fiscal 2001. As a percentage of sales, direct store expenses decreased to 21.6% in fiscal 2002 from 23.3% in fiscal 2001. Direct store expenses decreased as a result of better expense management at store-level, as well as the centralization of certain non-retail contracts for items such as supplies, as well as maintenance, in-store music, linens and other service contracts. We anticipate that we will see increases in fiscal 2003 and beyond in the area of employee-related insurance and general liability insurance costs. On an absolute basis, we expect direct store expenses to increase with the addition of new stores, but on a percentage-of-sales basis to be consistent with fiscal 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal year ended December 28, 2002, increased 3.8% to $55.2 million from $53.2 million in fiscal 2001. The increases are attributable to investments in information systems to support centralized purchasing and pricing, store level signage production and a new data warehouse, as well as increases in advertising and merchandising expenses related to the implementation of our marketing and merchandising program and expenses for expanded infrastructure at the Company’s headquarters to support new store growth and centralized purchasing and pricing. As a percentage of sales, selling, general and administrative expenses increased to 6.0% in fiscal 2002 from 5.9% in fiscal 2001. As part of the Company’s fiscal 2003 evolution of our marketing strategies, we expect to spend additional funds on marketing at the local and community level, as well as a slight increase in corporate and regional support staffs to support the opening of the new stores in the second half of fiscal 2003. As a result of these increased expenditures, we expect that selling, general and administrative expenses will increase in fiscal 2003 over fiscal 2002 levels in both absolute and percentage terms.

Pre-Opening Expenses. Pre-opening expenses for the fiscal year ended December 28, 2002, increased 21.4% to $1.9 million from $1.6 million in fiscal 2001. As a percentage of sales, pre-opening expenses remained constant at 0.2% for fiscal 2002 compared to fiscal 2001. As part of the Company’s increase in marketing efforts, we anticipate that pre-opening expenses for new natural foods supermarket stores will increase from an estimated $250,000 historically to an estimated $400,000 per new store, and those of the farmers market format will increase from $150,000 historically to an estimated $250,000 in the future.

Interest Income. Interest income for the fiscal year ended December 28, 2002, decreased 21.4% to $778,000 from $1.0 million in fiscal 2001. The decrease was attributable to lower interest rates and reduced levels of invested cash.

Interest Expense. Interest expense for the fiscal year ended December 28, 2002, decreased 16.1% to $8.8 million from $10.4 million in fiscal 2001, due to higher average borrowings in fiscal 2001 and higher swap-related interest rates on the term portion of the credit facility in fiscal 2001. Under our Second Amended and Restated Credit Facility, effective February 26, 2003 interest rates have decreased from LIBOR plus 5.25% (the rate under our prior credit facility through February 25, 2003) to LIBOR plus 2.25%. We expect interest expense to remain flat or decrease slightly as total borrowings increase throughout fiscal 2003 but at a substantially lower interest rate than paid in fiscal 2002. Due to the current state of the U.S. economy, management believes that the variable interest rates will remain constant during the next six to 12 months. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below.

Restructuring and Asset Impairment Charges. As part of the strategic repositioning announced in the second and fourth quarters of fiscal 2000, we identified 22 natural foods stores for closure or sale due to weak performance. In fiscal 2000, we closed 10 and sold three of those identified stores. In the second quarter of fiscal 2001, as part of additional evaluation of the Company’s operations by new management, we identified an additional three stores for closure in fiscal 2001; in the fourth quarter of fiscal 2001, we extended our evaluation and identified an additional three stores for closure in fiscal 2001 and fiscal 2002. In fiscal 2002, we identified six additional stores for closure or sale, for a total of 34 stores identified for closure or sale in fiscal 2000, fiscal 2001 and fiscal 2002. Through the date of this report, we have closed 18 of the 34 identified stores, and sold nine stores, four in related transactions. Due to a change in estimates related to changes in facts and circumstances during the fourth quarter of fiscal 2001, we decided to continue to operate four stores previously identified for closure or sale. We have three remaining stores previously identified and remaining to be closed or sold.

A summary of restructuring activity by store count is as follows:
	RESTRUCTURING STORE COUNT
	Fiscal Year Ending			Period Ending March 1,
	2000	2001	2002	2003

Stores remaining at commencement of period		9	6	3
Stores identified in fiscal 2000 for closure or sale	22
Stores identified in fiscal 2001 for closure or sale		6
Stores identified in fiscal 2002 for closure or sale			6
Identified stores closed or abandoned	(10)	(3)	(5)
Identified stores sold	(3)	(2)	(4)
Reversal of stores identified for closure or sale		(4)
Identified stores remaining at period end	9	6	3	3

Restructuring and Asset Impairment Charges - Fiscal 2002 and Fiscal 2001. The following tables summarize the components of restructuring and asset impairment charges and income for fiscal 2002 and fiscal 2001, respectively, by quarter (in thousands):
	FISCAL 2002

Components of Charge	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Gain on sale of assets
	$ (253)		$ (85)	$ (130)	$ (468)
Change in estimate related to lease-related liabilities for sites previously identified for closure or sale
	(668)	$ (678)	(100)	(3,437)	(4,883)
Lease-related liabilities for stores identified to be closed or sold
			5	3,552	3,557
Severance for employees
	269	142		9	420
Fixed asset impairments
		536	6		542

TOTAL	$ (652) ====	$ 0 ===	$ (174) ====	$ (6) ===	$ (832) ====

	FISCAL 2001

Components of Charge	2nd Quarter	3rd Quarter	4th Quarter	Total

Fixed asset impairment
	$ 24,673	$ 668	$ 8,275	$ 33,616
Change in estimate related to fixed asset impairment
	1,498		(1,645)	(147)
Lease-related liabilities for sites identified to be sold or closed
	10,228	108	3,700	14,036
Change in estimates related to lease-related liabilities for sites previously identified for closure or sale
	15,923		(11,188)	4,735
Severance for employees
	2,511		155	2,666

TOTAL	$ 54,833 =====	$ 776 ===	$ (703) ===	$ 54,906 =====

The following details the significant components of restructuring and asset impairment charges and income for fiscal 2002 by quarter:

During the fourth quarter of fiscal 2002, the Company recorded restructuring and asset impairment income of $6,000. Details of the significant components are as follows:

  Gain on sale of assets during the fourth quarter of fiscal 2002 ($130,000 of asset disposal income). During the fourth quarter of fiscal 2002, the Company sold a liquor license for a closed location in Mission Viejo, California for a higher price than originally estimated. Additionally, the Company received an insurance settlement for a claim relating to the location in Madison, New Jersey, where the assets had previously been written off. Therefore, the Company recognized asset disposal income of $130,000 during the fourth quarter of fiscal 2002.
  Change in estimate related to lease-related liabilities for sites previously identified for closure or sale ($3.4 million of restructuring income). During the fourth quarter of fiscal 2002, the Company negotiated the early termination of leases in West Hollywood, California and San Antonio, Texas. The Company also secured viable subtenants for locations in Vancouver, Washington and Boulder, Colorado. Additional information received in fiscal 2002 resulted in a revision in the total rent allocated to one vacant location in Albuquerque, New Mexico, previously included within a restructuring charge; therefore, the Company revised the estimate for future lease obligations. Based on these changes in facts and circumstances and the related changes in estimates, the Company adjusted or reversed the remaining lease-related liabilities previously recorded for these locations and therefore recognized restructuring income of $3.4 million during the fourth quarter of fiscal 2002.
  Lease-related liabilities for three additional stores identified during the fourth quarter of fiscal 2002 to be closed or sold by the end of fiscal 2003 ($3.6 million of restructuring expense). During the fourth quarter, the Company decided to close or sell three additional locations due to lower than anticipated operational performance. The lease-related liabilities for these locations represent the Company’s estimate to dispose of these lease obligations based on current disposition efforts, and is attributable to deteriorating real estate markets in certain regions, existing lease obligations at above-market rates, and unattractive site characteristics. The charge for exit costs assumes, based on the Company’s current results of disposition efforts, that the Company will be successful in disposing of these long-term lease obligations within the next five years. Facts and circumstances can change in the future with respect to the above attributes affecting the ultimate resolution of these exit costs. The Company will make appropriate adjustments to the restructuring liabilities contemporaneous with the change in facts and circumstances.
  Severance for employees terminated during the fourth quarter of fiscal 2002 ($9,000 of restructuring expense). During the fourth quarter of fiscal 2002, two employees were terminated with the sale of one Vitamin Expo location during the fourth quarter of fiscal 2002. The employees were notified of their involuntary termination during the fourth quarter of fiscal 2002. As of December 28, 2002, all $9,000 of involuntary termination benefits had been paid to terminated employees.

During the third quarter of fiscal 2002, the Company recorded restructuring and asset impairment income of $174,000. Details of the significant components are as follows:

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
  Fixed asset impairments for one additional store identified and closed in the third quarter of fiscal 2002 ($6,000 of asset impairment expense). During the third quarter of fiscal 2002, the Company decided to close one small vitamin store operated under the "Vitamin Expo" tradename as part of brand consolidation. The assets were disposed in fiscal 2002.
  Lease-related liabilities for one additional store identified and closed in the third quarter of fiscal 2002 ($5,000 of restructuring expense). During the third quarter of fiscal 2002, the Company exercised the right of early lease termination with 90 days’ notice to the landlord for a small vitamin store in El Paso, Texas. The lease-related liabilities for this location represent the remaining lease cost through termination in the fourth quarter of fiscal 2002.

During the second quarter of fiscal 2002, the Company recorded restructuring and asset impairment expense of less than $1,000. Details of the significant components are as follows:

  Fixed asset impairments for sites previously identified for closure or sale ($35,000 of asset impairment expense). During the second quarter of fiscal 2002, the Company determined that certain fixed assets were not compatible with the Company’s new store design. Due to the implementation of the new store design, such assets could not be relocated as contemplated under the original restructuring plan. As a result, the Company determined it could not recover the previously estimated carrying value of these assets, and therefore recognized an asset impairment charge of approximately $170,000 during the second quarter of fiscal 2002. The assets were disposed in fiscal 2002. Additionally, during the second quarter of fiscal 2002, the Company determined that it could partially recover the carrying value of certain fixed assets used in store front-end operations that were previously written off; therefore, the Company recognized asset disposal income of approximately $135,000 during the second quarter of fiscal 2002.
  Change in estimate related to lease-related liabilities for sites previously identified for closure or sale ($678,000 of restructuring income). During the second quarter of fiscal 2002, the Company negotiated the early termination of a lease of property at which the Company had operated a kitchen in Los Angeles, California. Also during the quarter, the Company subleased a closed location in Hartford, Connecticut for the remaining lease term and provided a subsidy for the sublessee; the previously estimated lease-related liabilities in excess of the subsidy were reversed. Additionally, the Company subleased a site in Vancouver, British Columbia, Canada, for the remaining lease term and consequently reversed the previously estimated lease-related liabilities. For space adjacent to the Company’s operating store in West Hartford, Connecticut, the Company negotiated a lease amendment with the landlord during the second quarter of fiscal 2002 and, as a result, will be removed from the lease in the first quarter of fiscal 2003; the Company reversed the excess lease-related liabilities previously recorded. Due to these changes in facts and circumstances and the related changes in estimates, the Company recorded restructuring income during the second quarter of fiscal 2002.
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
  Severance for employees terminated during the second quarter of fiscal 2002 ($142,000 of restructuring expense). During the second quarter of fiscal 2002, 65 employees were terminated in conjunction with the closure of one store in Cleveland, Ohio and the closure of the bakery operations within one support facility in Denver, Colorado during the quarter. The employees were notified of their involuntary termination during the second quarter of fiscal 2002. As of December 28, 2002, all $142,000 of the involuntary termination benefits had been paid to terminated employees.

During the first quarter of fiscal 2002, the Company recorded restructuring and asset impairment income of $652,000. Details of the significant components are as follows:

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
  Change in estimate related to lease-related liabilities for sites previously identified for closure ($93,000 of restructuring expense). During the first quarter of fiscal 2002, the Company determined the likelihood of securing a subtenant for certain space in Tempe, Arizona was now remote due to the Company’s obligation being at above-market rates, the unattractive site characteristics, and increasingly difficult real estate market conditions. With this change in facts and circumstances, the Company decided to fully reserve the remaining lease obligations of the site and therefore recognized a restructuring charge of $93,000 during the first quarter of fiscal 2002. There was a related change in estimate during the third quarter of fiscal 2002 following the negotiation of an early lease termination that resulted in the recognition of $91,000 in restructuring income.
  Severance for employees terminated during the first quarter of fiscal 2002 ($269,000 of restructuring expense). During the first quarter of fiscal 2002, 103 employees were terminated in conjunction with the closure of two stores in Boca Raton, Florida and Chesterfield, Missouri during the first quarter of fiscal 2002. The employees were notified of their involuntary termination during the first quarter of fiscal 2002. As of December 28, 2002, all $269,000 of the involuntary termination benefits had been paid to terminated employees.

Restructuring and Asset Impairment Charges - Fiscal 2001. A total of $54.9 million of restructuring and asset impairment charges were taken in fiscal 2001.

As a result of hiring a new chief executive officer just prior to the beginning of the second quarter of fiscal 2001, and a comprehensive review conducted by the new chief executive officer of our business and strategic repositioning efforts during the second quarter of fiscal 2001, we identified and committed to a restructuring plan during the second quarter of fiscal 2001 and recorded a restructuring and asset impairment charge of $54.8 million (such asset impairments were recorded in accordance with SFAS 121, Accounting for the Impairment of Long-lived Assets and for Assets to be Disposed of). See "Notes to Consolidated Financial Statements - Note 13 - Restructuring and Asset Impairment Charges" for details of the significant components of the charge.

Restructuring Accruals. The material changes in the liability balances of each significant type of exit cost included in the restructuring charges in the second and fourth quarters of fiscal 2000 were related to changes in estimates for lease defeasance costs and for the net realizable value of fixed assets. The changes in estimates during the second quarter of fiscal 2001 for lease defeasance costs in the restructuring charges during the second and fourth quarters of fiscal 2000 resulted from the economic downturn during fiscal 2001, which has made it more difficult to find sublease tenants and settle lease terminations with landlords (particularly in the case of leases with above-market rents). In the second quarter of fiscal 2001, we received updated estimates from various external sources (i.e., landlords and real estate brokers) of the costs to exit certain lease obligations. Due to the economic downturn that worsened during the second quarter of fiscal 2001, we revised our estimates of the costs associated with subleasing properties or settling lease terminations with landlords. Due to changes in facts and circumstances during the fourth quarter of fiscal 2001, we determined that four stores previously identified as sites held for disposal would continue to operate in their existing locations. Three of the stores were expected to be closed in conjunction with the Company’s opening of new stores in the respective trade areas; however, during the fourth quarter of fiscal 2001, the Company decided to abandon the new store sites and continue to operate the existing stores. With regard to the fourth store, management decided in the fourth quarter of fiscal 2001 to continue to operate the store in its existing location after completing a competitive analysis of the market area and a reevaluation of the operations of the store in the fourth quarter of fiscal 2001, which showed that the store was achieving acceptable performance levels and demonstrating positive performance trends following the implementation of our marketing program late in the third quarter of fiscal 2001. As a result, we reversed the restructuring accruals previously recorded for the long-term lease obligations related to these four stores.

The material cash outlays associated with the Company’s exit plans are primarily for lease-related obligations. As of December 28, 2002, the components of the accruals related to the Company’s restructuring activities are accrued liabilities ($4.5 million) and other long-term obligations ($13.6 million). As of December 28, 2002, $3.1 million of involuntary termination benefits accrued during fiscal 2002 and fiscal 2001 had been paid to terminated employees.

Income Tax Expense (Benefit). The effective tax rate for the fiscal year ended December 28, 2002 was 40.7% as compared to 36.5% for fiscal 2001. The increase primarily relates to limitations on the Company’s ability to utilize foreign tax credits due to net operating losses. The remainder of the change is attributable to an increase in state franchise taxes.

For the fiscal year ended December 29, 2001, we recorded a $25.2 million income tax benefit, primarily as a result of the loss before taxes of $69.1 million during the period. The recoverability of the net deferred tax asset is primarily dependent upon the Company generating sufficient taxable income in the future. Although realization of the net deferred tax asset is not assured, we believe it is more likely than not that the Company will generate sufficient taxable income in the future to realize the full amount of the deferred tax asset. Our assessment is based on projections that assume that the Company can maintain its current store contribution margin. Furthermore, we expect to maintain the sales growth experienced over the past five years that would generate additional taxable income. The primary uncertainty related to the realization of the deferred tax asset is the Company’s ability to achieve its four-year business plan and generate future taxable income to realize the full amount of the deferred tax asset. We believe that the sales, gross margin, store contribution margin, and selling, general and administrative expenses assumptions in our four-year business plan are reasonable and, more likely than not, attainable. We will continue to assess the recoverability of the net deferred tax asset and to the extent it is determined in the future that a valuation allowance is required, it will be recognized as a charge to earnings at that time.

Fiscal 2001 Compared to Fiscal 2000

Sales. Sales for the fiscal year ended December 29, 2001, increased 6.6% to $893.2 million from $838.1 million in fiscal 2000. The increase was primarily due to the opening of four new stores in the first quarter of fiscal 2001, as well as the inclusion of the 16 stores opened or acquired in fiscal 2000, offset by three stores closed or sold in fiscal 2001 and 20 stores closed or sold in fiscal 2000. Higher comparable store sales from existing stores contributed slightly more than half of the fiscal 2001 sales increase, with new stores contributing the balance. Comparable store sales increased 4.0% for fiscal 2001, as compared to a 2.6% decrease for fiscal 2000. Some of the comparable store sales increases are attributable to the phased roll-out of a number of strategic initiatives as part of the our aggressive merchandising and marketing program, which are projected to increase overall sales gradually in those regions in which the initiatives are implemented, through increased advertising, more frequent advertised specials and modified pricing.

Gross Profit. Gross profit for the fiscal year ended December 29, 2001, increased 0.9% to $258.5 million from $256.2 million in fiscal 2000. The smaller percentage increase in gross profit is due primarily to lower merchandise margins resulting from the implementation of pricing reductions as part of the merchandising and marketing program, as well as a shift in the sales mix between store formats. As a percentage of sales, gross profit decreased to 28.9% in fiscal 2001 from 30.6% in fiscal 2000 due primarily to lower merchandise margins resulting from the implementation of the merchandising and marketing program, as well as a shift in the sales mix between store formats, increases in inventory reserves for slow-moving goods, lower margins on certain categories of products sold in the stores, higher utilities expenses and higher-than-expected coupon activity during the fourth quarter of fiscal 2001.

Direct Store Expenses. Direct store expenses for the fiscal year ended December 29, 2001, increased 11.3% to $212.6 million from $191.0 million in fiscal 2000. As a percentage of sales, direct store expenses increased to 23.8% in fiscal 2001 from 22.8% in fiscal 2000. The increases are primarily due to increased payroll associated with an increase in the number of stores in operation, enhanced customer service efforts, additional benefit days due to a change in vacation policy in fiscal 2001, increased health and dental, workers’ compensation, and general liability insurance costs related to general market conditions, and an increase in repairs and maintenance costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal year ended December 29, 2001, increased 50.4% to $48.9 million from $32.5 million in fiscal 2000. The increases are attributable to consulting and professional fees resulting from the comprehensive review of our business and strategic position ($1.7 million), severance costs for former senior executives ($1.3 million), recruiting and relocation costs ($500,000), and expenses associated with the October 2001 amendment to our $125.0 million credit facility ($300,000), as well as increases in advertising and merchandising expenses related to the implementation of the marketing and merchandising initiatives program and expenses for expanded infrastructure at the Company’s headquarters to support the new advertising, merchandising and pricing initiatives. As a percentage of sales, selling, general and administrative expenses increased to 5.4% in fiscal 2001 from 3.9% in fiscal 2000.

Pre-Opening Expenses. Pre-opening expenses for the fiscal year ended December 29, 2001, decreased 52.5% to $1.6 million from $3.3 million in fiscal 2000. As a percentage of sales, pre-opening expenses decreased to 0.2% in fiscal 2001 from 0.4% in fiscal 2000, due to the opening of four new stores in fiscal 2001 as compared to the opening of 14 new and relocated stores in fiscal 2000.

Interest Expense, Net. Net interest expense for the fiscal year ended December 29, 2001, increased 6.7% to $9.4 million from $8.9 million in fiscal 2000, due to higher average borrowings in fiscal 2001 and higher swap-related interest rates on the term portion of the credit facility in fiscal 2001. As part of the October 2001 amendment to our prior credit facility, the interest rate on the facility was amended to either prime plus 2.25% or one-month LIBOR plus 3.75%, at our election, and the rates increase by 0.5% starting January 1, 2002 and each six months thereafter through January 1, 2003.

Restructuring and Asset Impairment Charges - Fiscal 2000. The following tables summarize the components of restructuring and asset impairment charges and income for fiscal 2001 and fiscal 2000, respectively, by quarter (in thousands):
	FISCAL 2001

Components of Charge	2nd Quarter	3rd Quarter	4th Quarter	Total

Fixed asset impairment
	$ 24,673	$ 668	$ 8,275	$ 33,616
Change in estimate related to fixed asset impairment
	1,498		(1,645)	(147)
Lease-related liabilities for sites identified to be sold or closed
	10,228	108	3,700	14,036
Change in estimates related to lease-related liabilities for sites previously identified for closure or sale
	15,923		(11,188)	4,735
Severance for employees
	2,511		155	2,666

TOTAL	$ 54,833 =====	$ 776 ===	$ (703) ====	$ 54,906 =====

	FISCAL 2000

Components of Charge	2nd Quarter	4th Quarter	Total

Fixed asset impairment
	$ 13,408	$ 15,272	$ 28,680
Change in estimate related to fixed asset impairment
	1,928		1,928
Lease-related liabilities for sites identified to be sold or closed
	2,724	6,041	8,765
Change in estimates related to lease-related liabilities for sites identified to be sold or closed
	2,406		2,406
Severance for employees
	175	112	287

TOTAL	$ 20,641 =====	$ 21,425 =====	$ 42,066 =====

A total of $42.1 million in restructuring and asset impairment charges were taken in fiscal 2000. See "Notes to Consolidated Financial Statements - Note 13 - Restructuring and Asset Impairment Charges" for details of the significant components of restructuring and asset impairment charges for fiscal 2001 and fiscal 2000, by quarter.

Restructuring and Asset Impairment Charges - Fiscal 2000. During the second quarter of fiscal 2000, we made certain decisions relating to the strategic repositioning of the Company’s operations, which resulted in a restructuring and asset impairment charge of $20.6 million. These decisions included the closure of three natural foods stores during the second quarter of fiscal 2000 ($4.7 million); the planned sale or closure of seven stores during the remainder of fiscal 2000 ($9.9 million); exit costs of previously closed or abandoned sites ($5.6 million); and the discontinuance of e-commerce activities ($400,000). The $5.6 million charge related to changes in estimates for previously closed or abandoned sites. The significant components of the $5.6 million charge were (a) $3.6 million of additional lease-related liabilities, and (b) $2.0 million of fixed asset impairments for 15 previously closed stores. Components of the restructuring and asset impairment charge consist of impairment of fixed ($8.9 million) and intangible assets ($6.4 million); and non-cancelable lease obligations and liabilities ($5.3 million). Substantially all of the restructuring charges are non-cash expenses when initially recorded.

During the fourth quarter of fiscal 2000, we expanded the strategic repositioning and, as a part of such expansion, decided to close or sell 12 underperforming stores. This decision resulted in an additional restructuring and asset impairment charge of $21.4 million. This restructuring charge consists primarily of costs associated with the abandonment of fixed ($13.6 million) and intangible assets ($1.7 million) and non-cancelable lease obligations and lease-related liabilities ($6.1 million). Substantially all of the restructuring charges are non-cash expenses. See "Notes to Consolidated Financial Statements - Note 13 - Restructuring and Asset Impairment Charges."

Restructuring Accruals. The material changes in the liability balances of each significant type of exit cost included in the restructuring charges in the second and fourth quarters of fiscal 2000 were related to changes in estimates for lease defeasance costs and for the net realizable value of fixed assets. The changes in estimates during the second quarter of fiscal 2001 for lease defeasance costs in the restructuring charges during the second and fourth quarters of fiscal 2000 resulted from the economic downturn during fiscal 2001, which has made it more difficult to find sublease tenants and settle lease terminations with landlords (particularly in the case of leases with above-market rents). In the second quarter of fiscal 2001, we received updated estimates from various external sources (i.e., landlords and real estate brokers) of the costs to exit certain lease obligations. Due to the economic downturn that worsened during the second quarter of fiscal 2001, we revised our estimates of the costs associated with subleasing properties or settling lease terminations with landlords. Due to changes in facts and circumstances during the fourth quarter of fiscal 2001, we determined that four stores previously identified as sites held for disposal would continue to operate in their existing locations. Three of the stores were expected to be closed in conjunction with the Company’s opening of new stores in the respective trade areas; however, during the fourth quarter of fiscal 2001, the Company decided to abandon the new store sites and continue to operate the existing stores. With regard to the fourth store, management decided in the fourth quarter of fiscal 2001 to continue to operate the store in its existing location after completing a competitive analysis of the market area and a reevaluation of the operations of the store in the fourth quarter of fiscal 2001, which showed that the store was achieving acceptable performance levels and demonstrating positive performance trends following the implementation of our aggressive merchandising and marketing program late in the third quarter of fiscal 2001. As a result, we reversed the restructuring accruals previously recorded for the long-term lease obligations related to these four stores.

The material cash outlays associated with the Company’s exit plans are primarily for lease-related obligations. As of December 29, 2001, the components of the accruals related to the Company’s restructuring activities are accrued liabilities ($6.6 million) and other long-term obligations ($16.4 million). Employee severance benefits are another cash outlay that will be paid out during the next five months. As of December 29, 2001, $2.4 million of the $2.5 million of involuntary termination benefits accrued during the second quarter of fiscal 2001 had been paid to terminated employees. The employee severance benefits relate to the termination of employment of 104 of our 9,000 employees.

Income Tax Benefit. For the fiscal year ended December 29, 2001, we recorded a $25.2 million income tax benefit, primarily as a result of the loss before taxes of $69.1 million during the period. The recoverability of the net deferred tax asset is primarily dependent upon the Company generating sufficient taxable income in the future.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements to disclose as required by Item 303(a)(4) of Regulation S-K.

Liquidity and Capital Resources

Our primary sources of capital have been cash flow from operations (which includes trade payables), bank indebtedness, and the sale of equity securities. Primary uses of cash have been the financing of new store development, new store openings, relocations, remodels, replacement capital expenditures and acquisitions and repayment of debt.

Net cash provided by operating activities was $36.2 million during fiscal 2002 as compared to $25.7 million during fiscal 2001. Cash from operating activities increased during this period primarily due to pre-tax income, partially offset by changes in working capital items. We have not required significant external financing to support inventory requirements at our existing and new stores because we have been able to rely on vendor financing for most of the inventory costs, and we anticipate that vendor financing will continue to be available for new store openings.

Net cash used in investing activities was $14.5 million during fiscal 2002 as compared to $19.9 million during fiscal 2001. The decrease is due to a reduction in capital expenditures for the construction of new stores (fewer stores and lower cost per store).

Net cash used in financing activities was $29.2 million during fiscal 2002 as compared to net cash provided of $1.0 million during fiscal 2001. The change reflects lower incremental borrowings under our credit facility.

We have a net deferred tax asset of $20.3 million on our balance sheet, primarily as a result of the $54.9 million of restructuring and asset impairment charges recorded during fiscal 2001. The net deferred tax asset will reduce cash required for payment of federal and state income taxes, as we believe we will generate sufficient taxable income for realization of the asset in the future.

The following is a summary of our lease and debt obligations, construction commitments and outstanding letters of credit as of December 28, 2002:

SUMMARY OF OBLIGATIONS AND COMMERCIAL COMMITMENTS
(in thousands)
	PAYMENTS DUE BY PERIOD

	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Long-term debt
	$ 43,059	$ ---	$ ---	$ 43,059	$ ---
Capital lease obligations
	162	146	16	---	---
Operating leases
	364,075	30,154	57,442	52,081	224,398
Construction commitments
	854	854	---	---	---
Total contractual cash obligations
	$ 408,150 ======	$ 31,154 =====	$ 57,458 =====	$ 95,140 =====	$ 224,398 ======

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Other Commercial Commitments:
Letters of credit
	$ 4,089	$ 4,089	$ ---	$ ---	$ ---
Total commercial commitments
	$ 4,089 ====	$ 4,089 ====	$ --- ====	$ --- ====	$ --- ====

Refinancing of Credit Facility. Our former credit facility had two separate lines of credit, a revolving line and a term loan facility, both expiring August 1, 2003. As of December 28, 2002, there were $14.3 in borrowings under the revolving line, and $28.8 in borrowings outstanding under the term loan. Interest at December 28, 2002 primarily accrued at a rate of LIBOR plus 4.75%, or 11.35% per annum after adjusting for the impact of the swap agreement required by our credit facility.

In February of 2003, we completed the refinancing of our credit facility with Wells Fargo Bank N.A., our former administrative agent, again acting as lead bank and administrative agent. Our new facility has a $75.0 million limit, which we believe to be adequate for our current borrowing needs, with a three-year term with a one-year renewal option. Under the new facility, we have the option to increase the total facility to $135.0 million through the addition of new lenders and through the agreement of the current lending group to increase their total commitments.

As part of the new facility, we have given our lenders collateral in the form of cash, equipment and fixtures, inventory and other assets. We have also granted leasehold mortgages in those leasehold interests previously mortgaged to secure our former credit facility, although we have no obligation to provide an interest in any new leaseholds. The new facility contains limitations on capital expenditures and the signing of new leases, although we believe such limitations will not restrict our previously announced growth plans of 10 to 13 stores in fiscal 2003, 15 to 20 stores in fiscal 2004 and 20 to 25 stores in fiscal 2005. The interest rate on the facility is currently either prime plus 1.0% or one-month LIBOR plus 2.25%, at our election, and the rates modify depending on the ratio of average total funded debt, as defined under the credit facility, plus six times rent expense, to EBITDAR for the four fiscal quarter periods then ended, as calculated on our quarterly compliance certificate. Additionally, we are charged a commitment fee on the unused portion of the line ranging from 0.25% to 0.5% based on performance objectives as defined in the credit agreement. We believe that cash generated from operations and available under our credit facility will be sufficient to meet our capital expenditure requirements in fiscal 2003.

We anticipate that we will continue to comply with the monthly and quarterly financial covenants in the credit agreement. In the event that business conditions worsen, management has identified contingency actions to enable the Company to remain in compliance with the financial covenants. Even if we remain in compliance with our monetary covenants, a technical default could result due to a breach of the financial covenants. In the absence of a waiver or amendment to such financial covenants, such non-compliance would constitute a default under the credit agreement, and the lenders would be entitled to accelerate the maturity of the indebtedness outstanding thereunder. In the event that such non-compliance appears likely, or occurs, we will seek approval, as we have in the past, from the lenders to renegotiate financial covenants and/or obtain waivers, as required. However, there can be no assurance that future amendments or waivers will be obtained.

We maintain an interest rate risk-management strategy, which was required by our former credit facility terms, that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in interest rates. The Company’s specific goals are to (1) manage interest rate sensitivity by modifying the repricing or maturity characteristics of some of its debt and (2) lower (where possible) the cost of its borrowed funds. In accordance with the Company’s interest rate risk-management strategy, and in accordance with the requirements of our former credit facility, the Company entered into a swap agreement to hedge the interest rate on $32.5 million of its borrowings. The swap agreement locks in a one-month LIBOR rate of 6.7% and expires in August 2003. Under our new facility, we are not obligated to enter into any such rate contracts; however, we may choose to do so if we believe such to be appropriate and in line with our risk-management strategy.

Capital Expenditures. We spent approximately $14.8 million during fiscal 2002 for new store construction, development, remodels and other capital expenditures, exclusive of acquisitions. Capital expenditures originally planned for certain of the stores rescheduled to open in fiscal 2002 were incurred commencing in the fourth quarter of fiscal 2001. Our average capital expenditures to open a leased store, including leasehold improvements, equipment and fixtures, have ranged from approximately $2.0 million to $5.0 million historically, excluding inventory costs and initial operating losses. As part of our reexamination of our operating strategies, we anticipate that the average capital expenditures to open a natural foods supermarket format store will be $2.5 million to $4.0 million in the future, partly because of our decision to reduce the size or simplify the format of our food service department in new stores, as well as our decision not to increase store size in the majority of geographic areas; however, our ability to negotiate turnkey leases in the future will result in a substantially lower capital expenditure per store, in return for a slightly higher rent rate over the lease term. Our average capital expenditures to open a farmers market format store are estimated at $1.5 million to $2.0 million in the future. Delays in opening new stores may result in increased capital expenditures and increased pre-opening costs for the site, as well as lower than planned sales for the Company.

The cost of initial inventory for a new store is approximately $300,000 to $800,000 depending on the store format; however, we obtain vendor financing for most of this cost. Pre-opening costs currently are approximately $250,000 to $350,000 per store and are expensed as incurred. Pre-opening costs for natural foods supermarket format stores in the future are projected to increase from $250,000 to $400,000 per store, and pre-opening costs for farmers market format stores are projected to increase from $150,000 to $250,000, as a result of increased advertising for new stores. The amounts and timing of such pre-opening costs will depend upon the availability of new store sites and other factors, including the location of the store and whether it is in a new or existing market for us, the size of the store, and the required build-out at the site. Costs to acquire future stores, if any, are impossible to predict and could vary materially from the cost to open new stores. There can be no assurance that actual capital expenditures will not exceed anticipated levels, although our amended credit facility contains aggregate limits on the amounts of capital expenditures we may make. We believe that cash generated from operations and available under our existing credit facility will be sufficient to satisfy our budgeted cash requirements through fiscal 2003.

Cautionary Statement Regarding Forward-Looking Statements

This Report on Form 10-K contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks. Such forward-looking statements include statements as to the Company's plans to open, acquire or relocate additional stores; the anticipated performance of such stores; the impact of competition and current economic uncertainty; the sufficiency of funds to satisfy the Company's cash requirements through the remainder of fiscal 2003, our expectations for comparable store sales; the impact of changes resulting from our merchandising, advertising and pricing programs; levels of cannibalization; expected pre-opening expenses and capital expenditures; and other statements containing words such as "believes," "anticipates," "estimates," "expects," "may," "intends" and words of similar import or statements of management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause the actual results, market performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause differences in results of operations include, but are not limited to, the timing and execution of new store openings, relocations, remodels, sales and closures; the impact of competition; changes in product supply or suppliers and supplier performance levels; changes in management information needs; changes in customer needs and expectations; governmental and regulatory actions; general industry or business trends or events; changes in economic or business conditions in general or affecting the natural foods industry in particular; and competition for and the availability of sites for new stores and potential acquisition candidates. The Company undertakes no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.

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

The Company's exposure to interest rate changes is primarily related to its variable rate debt issued under its credit facility. As of December 28, 2002, there was $43.1 million in borrowings outstanding under our former credit facility. The interest rate under the former credit facility at December 28, 2002 was either prime plus 3.25% or one-month LIBOR plus 4.75%, at our election. Because the interest rate on the former facility was variable, the Company's interest expense and net income were affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result under the former facility, based upon the existing outstanding non-hedged variable rate debt as of December 28, 2002, would be an annual increase or decrease of approximately $106,000 in interest expense and a corresponding decrease or increase of approximately $63,000 in the Company's net income after taxes.

On February 26, 2003, the Company refinanced the credit facility and reduced the total commitment available to a $75.0 million revolving line of credit, with a three-year term expiring February 25, 2006. The interest rate on the amended facility is currently either prime plus 1.0% or one-month LIBOR plus 2.25%, at our election, and the rates modify depending on the ratio of average total funded debt, as defined under the credit facility, plus six times rent expense, to EBITDAR for the four fiscal quarter periods then ended, as calculated on our quarterly compliance certificate. Because the interest rate on the facility is variable, based upon the prime rate or LIBOR, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding non-hedged variable rate debt as of March 6, 2003, would be an annual increase or decrease of approximately $74,000 in interest expense and a corresponding decrease or increase of approximately $45,000 in the Company’s net income after taxes.

In September 2000, as required by the Company’s former credit facility, the Company entered into an interest rate swap to hedge its exposure on variable rate debt positions. Variable rates are predominantly linked to LIBOR as determined by one-month intervals. The interest rate provided by the swap fixed one-month LIBOR at 6.7%. At December 28, 2002, the notional principal amount of the interest rate swap agreement was $32.5 million, expiring in August 2003. There is no obligation to renew the swap under the refinanced facility. The notional amount is the amount used for the calculation of interest payments that are exchanged over the life of the swap transaction on the amortized principal balance. In fiscal 2002, the loss, net of taxes, included in other comprehensive loss for this cash flow hedge was approximately $1.2 million.

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

The Audit Committee of the Board of Directors, which is composed of directors who are not employees, meets periodically with management and the independent accountants to review the manner in which these groups are performing their responsibilities and to carry out the Audit Committee’s oversight role with respect to auditing, internal controls and financial reporting matters. The Audit Committee reviews with the independent accountants the scope and results of the audit. The independent accountants periodically meet privately with the Audit Committee and have access to its individual members.

We engaged PricewaterhouseCoopers LLP, independent accountants, to audit the consolidated financial statements in accordance with generally accepted auditing standards, which include consideration of the internal control structure. The opinion of the independent accountants, based upon their audits of the consolidated financial statements, is contained in this Annual Report.

Perry D. Odak	Edward F. Dunlap
Chief Executive Officer and President	Chief Financial Officer
March 25, 2003	March 25, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Wild Oats Markets, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Wild Oats Markets, Inc. and its subsidiaries (the "Company") at December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective December 30, 2001, the Company changed its method of accounting for goodwill and other intangible assets.

PricewaterhouseCoopers LLP

Denver, Colorado

February 25, 2003

WILD OATS MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share amounts)

FISCAL YEAR	2002	2001	2000

Sales	$ 919,130	$ 893,179	$ 838,131
Cost of goods sold and occupancy costs	644,862	634,631	581,980
Gross profit	274,268	258,548	256,151
Operating expenses:
Direct store expenses
	198,386	208,318	187,265
Selling, general and administrative expenses
	55,200	53,188	36,201
Pre-opening expenses
	1,897	1,562	3,289
Restructuring and asset impairment charges (income)
	(832)	54,906	42,066
Income (loss) from operations
	19,617	(59,426)	(12,670)
Loss on investment		(228)	(2,060)
Interest income	778	990	117
Interest expense	(8,753)	(10,437)	(8,967)
Income (loss) before income taxes
	11,642	(69,101)	(23,580)
Income tax expense (benefit)
	4,733	(25,189)	(8,559)
Net income (loss)	$ 6,909 =====	$ (43,912) =======	$ (15,021) =======

Net income (loss) per common share:
Basic
	$ 0.26	$ (1.80)	$ (0.65)
Diluted
	$ 0.26	$ (1.80)	$ (0.65)

Weighted average number of common shares outstanding
	26,481 =====	24,424 =====	23,090 =====
Weighted average number of common shares outstanding assuming dilution
	27,082 =====	24,424 =====	23,090 =====

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

FISCAL YEAR	2002	2001	2000

Net income (loss)	$ 6,909	$ (43,912)	$ (15,021)

Other comprehensive income (loss):

Foreign currency translation adjustments arising during the period
	(61)	(530)	(259)

Cumulative effect of change in accounting principle (see Note 1), net of tax of $352
		(586)

Recognition of hedge results to interest expense during the period, net of tax of $705 and $435, respectively
	1,176	726

Change in market value of cash flow hedge during the period, net of tax of $208 and $935, respectively
	(348)	(1,561)

Other comprehensive income (loss)	767	(1,951)	(259)

Comprehensive income (loss)	$ 7,676 =====	$ (45,863) =======	$ (15,280) ======

The accompanying notes are an integral part of the consolidated financial statements.

WILD OATS MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

FISCAL YEAR ENDED	2002	2001

ASSETS

Current assets:
Cash and cash equivalents
	$ 11,367	$ 18,840
Inventories (net of reserves of $886 and $2,667, respectively)
	47,175	54,058
Accounts receivable (net of allowance for doubtful accounts of $338 and $1,070, respectively)
	2,524	2,906
Income tax receivable
	250	4,186
Prepaid expenses and other current assets
	2,163	2,858
Deferred tax asset
	4,656	5,378
Total current assets
	68,135	88,226

Property, plant and equipment, net	122,359	128,922
Goodwill, net	106,404	106,404
Other intangible assets, net	7,415	7,892
Deposits and other assets	3,622	2,992
Deferred tax asset	15,650	18,990
	$ 323,585 ======	$ 353,426 ======

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable
	$ 34,819	$ 39,796
Book overdraft
	22,777	23,056
Accrued liabilities
	37,943	39,526
Current portion of debt and capital leases
	146	12,338
Total current liabilities
	95,685	114,716

Long-term debt and capital leases	43,075	112,291
Other long-term obligations	17,923	19,404
	156,683	246,411
Commitments and contingencies (Notes 11 and 12)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding

Common stock; $0.001 par value; 60,000,000 shares authorized; 29,658,660 and 24,766,409 issued and outstanding, respectively
	30	25
Additional paid-in capital
	213,482	160,736
Note receivable, related party
	(10,200)	(9,660)
Accumulated deficit
	(35,368)	(42,277)
Accumulated other comprehensive loss
	(1,042)	(1,809)
Total stockholders’ equity
	166,902	107,015
	$ 323,585 ======	$ 353,426 ======

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per-share amounts)

	Common Stock
	Shares	Amount	Add’l Paid-In Capital	Note Receivable, Related Party	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

BALANCE AT JANUARY 1, 2000	22,992,437	$ 23	$ 148,307		$ 16,656	$ 401	$ 165,387
Issuance of common stock ($10.68 per share), net of issuance costs
	67,889		802				802
Common stock options exercised ($3.13 to $18.00 per share), including related tax benefit
	86,777		655				655
Net loss
					(15,021)		(15,021)

BALANCE AT DECEMBER 30, 2000	23,147,103	23	149,764		1,635	142	151,564
Stock issued in exchange for note receivable
	1,332,649	1	9,286	$ (9,274)			13
Accrued interest on note receivable
				(386)			(386)
Issuance of common stock ($3.61 to $3.66 per share), net of issuance costs
	152,405		551				551
Common stock options exercised ($3.13 to $9.06 per share), including related tax benefit
	134,252	1	1,135				1,136
Net loss
					(43,912)		(43,912)
Foreign currency translation adjustment
						(530)	(530)
Cumulative effect of change in accounting principle, net of tax
						(586)	(586)
Recognition of hedge results to interest expense during the period, net of tax
						726	726
Change in market value of cash flow hedge during the period, net of tax
						(1,561)	(1,561)

BALANCE AT DECEMBER 29, 2001	24,766,409	25	160,736	(9,660)	(42,277)	(1,809)	107,015
Accrued interest on note receivable
				(540)			(540)
Issuance of common stock ($7.91 to $11.50 per share), net of issuance costs
	4,641,692	4	50,327				50,331
Common stock options exercised ($3.13 to $12.56 per share), including related tax benefit
	250,559	1	2,419				2,420
Net income
					6,909		6,909
Foreign currency translation adjustment
						(61)	(61)
Recognition of hedge results to interest expense during the period, net of tax
						1,176	1,176
Change in market value of cash flow hedge during the period, net of tax
						(348)	(348)

BALANCE AT DECEMBER 28, 2002	29,658,660 =========	$ 30 ===	$ 213,482 =======	$ (10,200) ========	$ (35,368) ========	$ (1,042) =======	$ 166,902 ========

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

FISCAL YEAR	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)
	$ 6,909	$ (43,912)	$ (15,021)

Adjustments to reconcile net income (loss) to net cash

provided by operating activities:

Depreciation and amortization
	21,335	26,284	25,742
Loss (gain) on disposal of property and equipment
	21	477	(306)
Deferred tax expense (benefit)
	3,577	(22,619)	(694)
Income tax benefit from employee exercise of stock options
	479	110	284
Restructuring and asset impairment charges (income)
	(701)	54,907	42,066
Loss on investment
		228	2,060
Other
	(317)	(280)	104

Change in assets and liabilities, net of acquisitions:

Inventories, net
	6,886	1,120	(5,048)
Receivables, net and other assets
	3,966	5,038	(11,719)
Accounts payable
	(5,267)	6,330	8,542
Accrued liabilities and other liabilities
	(692)	(1,972)	(5,001)

Net cash provided by operating activities
	36,196	25,711	41,009

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures
	(14,751)	(20,082)	(60,584)
Acquisitions, net of cash acquired
			(16,791)
Proceeds from sale of property and equipment
	229	146	4,585
Long-term investment
			(38)

Net cash used in investing activities
	(14,522)	(19,936)	(72,828)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds (repayments) on line of credit, net
	(69,200)	(1,685)	28,751
Proceeds from note payable
		2,000
Payments on notes payable, long-term debt and capitalized leases
	(10,798)	(254)	(7,489)
Proceeds from issuance of common stock, net
	50,822	895	1,069

Net cash (used in) provided by financing activities
	(29,176)	956	22,331

Effect of exchange rates on cash
	29	(348)	68
Net (decrease) increase in cash and cash equivalents
	(7,473)	6,383	(9,420)
Cash and cash equivalents at beginning of year
	18,840	12,457	21,877
Cash and cash equivalents at end of year
	$ 11,367 ======	$ 18,840 ======	$ 12,457 ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest
	$ 8,549 ======	$ 10,203 ======	$ 9,715 ======
Cash paid (received) for income taxes
	$ (3,473) ======	$ (7,241) ======	$ 4,503 ======

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock received in exchange for services
			$ 750 ======
Stock issued in exchange for note receivable
		$ 9,274 ======
Stock issued in partial payment of note payable
	$ 1,210 ======
Partial settlement of note payable against accounts receivable
	$ 200 ======

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization. Wild Oats Markets, Inc. ("Wild Oats" or the "Company"), headquartered in Boulder, Colorado, owns and operates natural foods supermarkets in the United States and Canada. The Company also operates bakeries, commissary kitchens, and warehouses that supply the retail stores. The Company’s operations are concentrated in one market segment, grocery stores, and are geographically concentrated in the western and central parts of the United States.

Basis of Presentation. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. These reclassifications have no impact on net income.

Principles of Consolidation. The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year. The Company reports its financial results on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. Fiscal years for the consolidated financial statements included herein ended on December 28, 2002, December 29, 2001 and December 30, 2000. Fiscal 2002, fiscal 2001 and fiscal 2000 were 52-week years.

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

Inventories. Store inventories are valued principally at the lower of cost or market, with cost primarily determined under the retail method on a first-in-, first-out basis. Certain other highly perishable inventories are valued primarily at the lower of cost or market, with cost determined on a first-in, first-out basis.

Property, Plant and Equipment. Property, plant and equipment are recorded at cost and shown net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of machinery and equipment (three to ten years). Depreciation is computed on a straight-line basis over the estimated useful lives of buildings (30 years). Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gains or losses are reflected in operations. Applicable interest charges incurred during the construction of assets are capitalized as one of the elements of cost and are amortized over the assets’ estimated useful lives. All internal direct costs associated with store construction are capitalized.

Intangible Assets. Intangible assets consist primarily of goodwill and leasehold interests and are shown net of accumulated amortization. Amortization of leasehold interests is computed on a straight-line basis over the lease term. As of December 30, 2001, goodwill is no longer amortized. See "New Accounting Pronouncements: Goodwill and Intangible Assets" below in this footnote and "Note 5 - Goodwill and Finite Long-Lived Assets."

Debt Issuance Costs. Costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the period the debt is outstanding.

Impairment of Long-Lived Assets. The Company monitors the carrying value of its long-lived assets, including intangible assets, for potential impairment at the store level. Goodwill, previously recognized at the store level, is now recorded at the enterprise level and monitored accordingly, and tested for impairment annually. The triggering events for evaluations of finite lived intangible assets include a significant decrease in the market value of an asset, acquisition and construction costs in excess of budget, or current period losses combined with a history of losses or a projection of continuing losses. If an impairment is identified, based on undiscounted future cash flows, the Company compares the asset’s future cash flows, discounted to present value using a risk-adjusted discount rate, to its current carrying value and records a provision for impairment as appropriate. With respect to equipment and leasehold improvements associated with closed stores, the value of these assets is adjusted to reflect recoverable values estimated based on the Company’s previous efforts to dispose of similar assets, with consideration for current economic conditions.

Store Operating Leases. The Company is the lessee of land and buildings under long-term operating leases, which include scheduled increases in minimum rents. These scheduled rent increases are recognized on a straight-line basis over the initial lease terms.

Store Closing Costs. The Company plans to complete store closures or sales within a one-year period following the commitment date. Costs related to store closures and sales are reflected in the income statement as "Restructuring and Asset Impairment Charges." For stores the Company intends to sell, the Company actively markets the stores to potential buyers. Stores held for disposal are reduced to their estimated net realizable value. For stores the Company intends to close, a lease-related liability is recorded for the present value of the estimated remaining noncancelable lease payments after the anticipated closing date, net of estimated subtenant income, or for estimated lease settlement costs. In addition, the Company records a liability for costs to be incurred after the store closing which are required under leases or local ordinances for site preservation during the period before lease termination. The value of equipment and leasehold improvements related to a closed store is reduced to reflect recoverable values based on the Company’s previous efforts to dispose of similar assets and current economic conditions. Beginning in fiscal 2003, the Company will recognize such costs at the time of the actual closing, in accordance with the new requirements of SFAS 146 (see New Accounting Pronouncements later in this note).

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

Pre-Opening Expenses. Pre-opening expenses are recognized as incurred and typically include labor, rent, advertising, utilities, supplies and certain other costs incurred prior to a store’s opening.

Concentration of Risk. Based upon the current distribution agreement, the Company plans to purchase 30.0% of its cost of goods sold from one vendor. The Company’s reliance on this supplier can be shifted, over a period of time, to alternative sources of supply, should such changes be necessary. However, if the Company could not obtain products from this supplier for factors beyond its control, the Company’s operations would be disrupted in the short term while alternative sources of product were secured.

Revenue Recognition. Revenue for sales of the Company’s products is recognized at the point of sale to the retail customer. Returns are not significant.

Advertising. Advertising is expensed as incurred. Advertising expense was $13.3 million, $9.3 million and $6.8 million for fiscal 2002, fiscal 2001 and fiscal 2000, respectively. During fiscal 2002, certain advertising expenses previously recorded as direct store expenses were recorded as selling, general and administrative expenses. For fiscal 2001 and fiscal 2000, respectively, $4.3 million and $3.7 million were reclassified on the Consolidated Statements of Operations to conform to current year presentation.

Fair Value of Financial Instruments. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term trade receivables and payables, approximate their fair values due to the short-term nature of the instruments. The fair value of the Company’s long-term debt approximates its carrying value due to the variable interest rate feature of the instrument.

Derivative Financial Instruments. The Company uses an interest rate swap to manage a portion of its interest costs and the risk associated with changing interest rates. As interest rates change, the differential paid or received is recognized in interest expense of the related period.

Use of Estimates. The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation. The functional currency for the Company’s Canadian subsidiary is the Canadian dollar. Translation into U.S. dollars is performed for assets and liabilities at the exchange rate as of the balance sheet date. Income and expense accounts are translated at average exchange rates for the year. Adjustments resulting from the translation are reflected as a separate component of other comprehensive income. Translation adjustments are not tax-effected as they relate to investments that are permanent in nature.

Self-Insurance. The Company is self-insured for certain losses relating to worker’s compensation claims, general liability and employee medical and dental benefits. The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insured losses are accrued based upon the Company’s estimates of the aggregate uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company’s historical experiences.

Earnings Per Share. Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, except where the effect of their inclusion would be antidilutive (i.e., in a loss period). Antidilutive stock options of 933,935, 2,006,215, and 1,480,827 for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively, were not included in the earnings per share calculations. A reconciliation of the basic and diluted per-share computations is as follows (in thousands, except per-share data):

FISCAL YEAR	2002	2001	2000

Basic and diluted earnings per Common share computation:
Net income (loss)
	$ 6,909	$ (43,912)	$ (15,021)
Net income (loss) per common share:

Basic
	$ 0.26	$ (1.80)	$ (0.65)
Diluted
	$ 0.26	$ (1.80)	$ (0.65)

Weighted average number of common shares outstanding
	26,481	24,424	23,090
Incremental shares from assumed conversions:

Stock options
	601
Weighted average number of common shares outstanding assuming dilution
	27,082 ======	24,424 ======	23,090 ======

Stock-Based Compensation. At December 28, 2002, the Company has six stock-based employee compensation plans, which are described more fully in Note 10 - Stock Plans and Options. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Some stock-based employee compensation cost is reflected in net income for options issued at a discount as Board of Directors compensation. All other options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant, therefore no other employee compensation cost is reflected in net income. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.
FISCAL YEAR	2002	2001	2000

Net income (loss), as reported
	$ 6,909	$ (43,912)	$ (15,021)
Add: Stock-based employee compensation expense included in reported net income, net of tax
	133	67	69
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax
	(2,128)	(2,528)	(3,748)
Pro forma net income (loss)
	$ 4,914 ======	$ (46,373) ======	$ (18,700) ======

Earnings per share:

Basic - as reported
	$ 0.26 ======	$ (1.80) ======	$ (0.65) ======
Basic - pro forma
	$ 0.19 ======	$ (1.90) ======	$ (0.81) ======

Diluted - as reported
	$ 0.26 ======	$ (1.80) ======	$ (0.65) ======
Diluted - pro forma
	$ 0.18 ======	$ (1.90) ======	$ (0.81) ======

New Accounting Pronouncements: In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"). The statement amends SFAS 123 to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 improves the prominence and clarity of the pro forma disclosures required by SFAS 123 by prescribing a specific tabular format and by requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent. In addition, SFAS 148 improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. Adoption of the provisions of this statement for fiscal 2002 resulted in moving a portion of the information concerning the Company’s stock-based employee compensation to Organization and Summary of Significant Accounting Policies.

The FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, An Interpretation of ARB 51 ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As of December 28, 2002, the Company was not party to a VIE; therefore, management believes FIN 46 will not have a material effect on the Company.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for years ending after December 15, 2002. As of December 28, 2002, the Company had no such guarantees and management believes FIN 45 will not have a material effect on the Company.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued on July 30, 2002. SFAS No. 146 will require companies to recognize costs associated with exit or disposal activities when they occur rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for the Company on January 1, 2003 and management believes it will have no material effect on the Company’s historical financial results.

During the second quarter ended June 29, 2002, the Company adopted the provisions of SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145, among other things, rescinds SFAS No. 4, which required that gains and losses from extinguishment of debt be classified as an extraordinary item, net of related income tax effects. SFAS No. 145 is to be applied in fiscal years beginning after May 15, 2002 and encourages early application of the rescission of SFAS No. 4. During the twelve months ended December 28, 2002, and December 29, 2001, there were no gains or losses on early extinguishment of debt. In connection with the refinancing of our credit facility, the Company will incur a non-cash charge to write off the remaining unamortized debt issuance cost in the first quarter of fiscal 2003 of approximately $186,000.

On August 15, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 will be effective for financial statements issued for fiscal years beginning after June 30, 2002. Under SFAS 143, an entity shall recognize the cumulative effect of the adoption of SFAS 143 as a change in accounting principle. Management believes that SFAS 143 will not have a material effect on the Company.

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

In conjunction with its purchase acquisitions, the Company historically recorded goodwill at the store level; however, based on the Company’s consolidation of its brands to increase synergy and awareness, the Company changed its goodwill accounting policy upon the adoption of SFAS No. 142 and accordingly assigned the carrying value of its goodwill to one reporting unit at the enterprise level to recognize goodwill for the brand, as opposed to the past practice of recording goodwill at the store level. During the second quarter of fiscal 2002, the Company completed the impairment test prescribed by SFAS No. 142 and concluded that no impairment of goodwill existed as of December 30, 2001. The Company anticipates an annual decrease in amortization of goodwill of approximately $3.0 million and a corresponding annual increase to net income of $1.8 million. The Company will test goodwill for impairment annually in the second quarter of each fiscal year or more frequently if the occurrence of an event or circumstance indicates potential impairment.

Also, upon implementation of SFAS No. 142, the Company identified finite lived intangible assets related to leasehold interests resulting from store lease agreements with a carrying value of approximately $7.9 million at December 30, 2001. The Company determined that there is no indication of impairment of these assets and that the average 20-year life assigned to these assets is appropriate. Going forward, the Company will test these intangibles for impairment annually or more frequently if the occurrence of an event or circumstance indicates impairment.

The amortization of intangibles expense (net of tax) is as follows (in thousands):
Twelve Months Ended

	Dec 28, 2002	Dec 29, 2001	Dec 30, 2000

Goodwill amortization	$ ---	$ 1,886	$ 1,967
Leasehold interests amortization	$ 283	$ 271	$ 317

The following table illustrates net income (loss) and earnings per share, exclusive of goodwill amortization expense in the prior periods (in thousands):
Twelve Months Ended

	Dec 28, 2002	Dec 29, 2001	Dec 30, 2000

Reported net income (loss)	$ 6,909	$ (43,912)	$ (15,021)
Goodwill amortization, net of tax		1,886	1,967
Adjusted net income (loss)	$ 6,909 ======	$ (42,026) ======	$ (13,054) ======

EARNINGS PER SHARE -
BASIC AND DILUTED
Reported net income (loss) per share	$ 0.26	$ (1.80)	$ (0.65)
Goodwill amortization, net of tax, per share		0.08	0.08
Adjusted net income (loss) per share	$ 0.26 ====	$ (1.72) ====	$ (0.57) ====

During fiscal 2002, fiscal 2001 and fiscal 2000, finite lived intangible assets amortization expense (excluding goodwill) was $477,000, $426,000 and $498,000, respectively. The estimated amortization of finite lived intangible assets for each of the five fiscal years ending in fiscal 2007 is as follows (in thousands):

Fiscal Year	Amortization Expense
2003	$ 479
2004	$ 482
2005	$ 482
2006	$ 466
2007	$ 462

Derivatives and Hedging Activities. In accordance with the Company’s interest rate risk-management strategy and as required by the terms of the Company’s credit facility, the Company has entered into a swap agreement to hedge the interest rate on $32.5 million of its borrowings. The swap agreement locks in a one-month LIBOR rate of 6.7% effective as of February 26, 2003 and expires in August 2003. The fair value of the swap at December 28, 2002 was ($948,000), which has been recorded in the accompanying balance sheet in accrued liabilities.

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

On the date that the Company entered into the derivative contract, it designated the derivative as a hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge). The Company does not enter into derivative contracts for trading or non-hedging purposes. Currently, the Company’s swap agreement is designated as a cash flow hedge and is recognized in the balance sheet at its fair value. Changes in the fair value of the Company’s cash flow hedge, to the extent that the hedge is highly effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction through interest expense. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows being hedged) is recorded in current period earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow, or foreign currency hedges to (1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

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

When hedge accounting is discontinued due to the Company’s determination that the derivative no longer qualifies as an effective cash flow hedge, the Company will continue to carry the derivative on the balance sheet at its fair value but cease to adjust the hedged asset or liability for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Company will continue to carry the derivative on the balance sheet at its fair value, removing from the balance sheet any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings. When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.

2.	Debt Covenant Compliance and Liquidity

In February of 2003, the Company completed the refinancing of its credit facility with Wells Fargo Bank N.A. The Company’s new facility has a $75.0 million limit, with a three-year term with a one-year renewal option. Under the new credit facility, the Company has the option to increase the total facility to $135.0 million through the addition of new lenders and through the agreement of the current lending group to increase their total commitments.

As part of the new credit facility, the Company gave the lenders collateral in the form of cash, equipment and fixtures, inventory and other assets. The Company has also granted a leasehold mortgage in those leasehold interests previously mortgaged to secure our former credit facility, although it has no obligation to provide an interest in any new leaseholds. The new credit facility contains limitations on capital expenditures and the signing of new leases. The interest rate on the facility is currently either prime plus 1.0% or one-month LIBOR plus 2.25%, at the Company’s election, and the rates modify depending on the ratio of average total funded debt, as defined under the credit facility, plus six times rent expense, to EBITDAR for the four fiscal quarter periods then ended, as calculated on our quarterly compliance certificate. The Company believes that cash generated from operations and available under its credit facility will be sufficient to meet its capital expenditure requirements in fiscal 2003.

The Company anticipates that it will comply with the monthly and quarterly financial covenants in the credit agreement. In the event that business conditions worsen, management has identified contingency actions to enable the Company to remain in compliance with the financial covenants. Even if the Company remains in compliance with its monetary covenants, a technical default could result due to a breach of the financial covenants. In the absence of a waiver or amendment to such financial covenants, such non-compliance would constitute a default under the credit agreement, and the lenders would be entitled to accelerate the maturity of the indebtedness outstanding thereunder. In the event that such non-compliance appears likely, or occurs, the Company will seek approval, as it has in the past, from the lenders to renegotiate financial covenants and/or obtain waivers, as required. However, there can be no assurance that future amendments or waivers will be obtained.

3.	Business Combinations

Fiscal 2000

In May 2000, the Company acquired the assets and operations of two operating natural foods supermarkets located in southern California, for a purchase price of $13.7 million in cash. The acquisition was accounted for using the purchase method and the excess of cost over the fair value of the assets acquired of $12.9 million was allocated to goodwill, which is being amortized on a straight-line basis over 40 years. The Company made no acquisitions in fiscal 2001 or fiscal 2002.

The following unaudited pro forma combined results of operations of the Company and the acquired businesses discussed above have been prepared as if the transactions occurred as of the beginning of the period presented (in thousands) (unaudited):
FISCAL YEAR	2000

Sales	$ 846,017
Net income (loss)	(14,469)
Basic income (loss) per share	(0.63)
Diluted income (loss) per share	(0.63)

The unaudited pro forma results above are not necessarily representative of the actual results that would have occurred or may occur in the future, if the transactions had been in effect on the dates indicated. The pre-acquisition historical results of the acquired businesses discussed above are not reflected in the Company’s historical financial statements.

4.	Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):
FISCAL YEAR	2002	2001

Machinery and equipment	$ 121,315	$ 122,169
Leasehold improvements	88,414	87,185
Land and building	---	127
Construction in progress	8,317	1,253
	218,046	210,734
Less accumulated depreciation	(95,687)	(81,812)
	$ 122,359 =======	$ 128,922 =======

Depreciation expense related to property, plant and equipment totaled approximately $20.4 million, $22.7 million and $22.5 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively. Property, plant and equipment includes approximately $129,000 of interest capitalized during fiscal 2002, $291,000 during fiscal 2001 and $890,000 during fiscal 2000. The amounts shown above include $994,000 of machinery and equipment which are accounted for as capitalized leases and which have accumulated amortization of $681,000 at December 28, 2002. There were $994,000 of machinery and equipment accounted for as capitalized leases as of December 29, 2001, with accumulated amortization of $412,000.

5.	Goodwill and Finite Lived Intangible Assets

Goodwill consists of the following (in thousands):
FISCAL YEAR	2002	2001

Goodwill	$ 117,394	$ 117,394
Less accumulated amortization	(10,990)	(10,990)
	$ 106,404 =======	$ 106,404 =======

Amortization expense related to goodwill was $0, $3.0 million and $3.1 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

Finite lived intangible assets consist of the following (in thousands):
FISCAL YEAR	2002	2001

Leasehold interests	$ 9,035	$ 9,035
Liquor licenses and other intangibles	104	104
	9,139	9,139
Less accumulated amortization	(1,724)	(1,247)
	$ 7,415 =====	$ 7,892 =====

Amortization expense related to finite lived intangible assets was $447,000, $426,000 and $498,000 in fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

6.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):
FISCAL YEAR	2002	2001

Wages and employee costs	$ 19,795	$ 20,087
Sales and personal property taxes	2,719	2,822
Real estate costs	7,802	9,689
Deferred charges and other accruals	7,627	6,928
	$ 37,943 ======	$ 39,526 ======

7.	Notes Payable and Long Term Debt

Notes payable and long-term debt outstanding consists of the following (in thousands):
FISCAL YEAR ENDED	2002	2001

Capitalized leases	$ 162	$ 370
Note payable to related party; 9% interest rate per annum; unsecured		2,000
Bank line of credit due August 1, 2003; bearing interest at one-month LIBOR plus 3.75% (10.4% on $3.7 million and 5.9% on $79.8 million on December 29, 2001); collateralized by corporate assets
		83,436
Bank term debt due August 1, 2003; bearing interest at one-month LIBOR plus 3.75% (10.4% on December 29, 2001); collateralized by corporate assets
		38,823
Bank line of credit due August 1, 2003; bearing interest at prime plus 3.25% or one-month LIBOR plus 4.75% (11.4% on $3.7 million, 6.2% on $8.3 million and 7.5% on $2.3 million on December 28, 2002); collateralized by corporate assets (See discussion of new credit facility below.)
	14,236
Bank term debt due August 1, 2003; bearing interest at one-month LIBOR plus 4.75% (11.4% on December 28, 2002); collateralized by corporate assets (See discussion of new credit facility below.)
	28,823
	43,221	124,629
Less current portion	(146)	(12,338)
	$ 43,075 ======	$ 112,291 ======

The maturities of notes payable and long-term debt are as follows (in thousands):

FISCAL YEAR ENDING
2003	$ 146
2004	16
2005	---
2006	43,059
$ 43,221 =====

Through February 26, 2003, the Company had a $125.0 million credit facility under which borrowing was limited to $115.0 million. The facility had two separate lines of credit, a revolving line of up to $86.2 million and a term loan of up to $28.8 million, each with a three-year term expiring on August 1, 2003. The interest rate on the facility was initially either prime plus 2.25% or one-month LIBOR plus 3.75% at the Company’s election, and the rates increased by 0.5% starting January 1, 2002 and each six months thereafter through January 2003. As of December 28, 2002, there was $14.3 million in borrowings under the revolving loan and $28.8 in borrowings under the term loan. In February 2003, the Company refinanced its credit facility and reduced the total amount of the facility to a revolving line of $75.0 million with a three-year term expiring February 25, 2006, and a one-year renewal at the parties’ option. The interest rate on the facility is currently either prime plus 1.0% or one-month LIBOR plus 2.25% at the Company’s election, and the rates modify depending on the ratio of average total funded debt, as defined under the credit facility, plus six times rent expense, to EBITDAR for the four fiscal quarter periods then ended, as calculated on our quarterly compliance certificate. Additionally, the Company is charged a commitment fee on the unused portion of the line ranging from 0.25% to 0.5% based on performance objectives as defined in the credit agreement. The line of credit has certain financial covenants, including restrictions on the payment of dividends, and is collateralized by the Company’s cash, fixed assets, equipment and leasehold mortgages in certain of its leases. In conjunction with the debt refinancing, the Company capitalized debt issuance costs of approximately $720,000 in the first quarter of fiscal 2003, to be amortized over the life of the agreement using the effective interest method. In addition, the Company has four letters of credit outstanding as of December 28, 2002 that total $4.1 million and expire in January 2003 ($30,000), August 2003 ($3.1 million) and November 2003 ($1.0 million).

In September 2000, the Company entered into an interest rate swap to hedge our exposure on variable rate debt positions. Variable rates are predominantly linked to LIBOR as determined by one-month intervals. The interest rate provided by the swap on variable rate debt is 6.7% effective February 26, 2003. At December 28, 2002, the notional principal amount of the interest rate swap agreement was $32.5 million, expiring in August 2003. The notional amount is the amount used for the calculation of interest payments that are exchanged over the life of the swap transaction on the amortized principal balance. In fiscal 2000, the loss included in other comprehensive loss for this cash flow hedge was approximately $12,000. In fiscal 2001, the loss included in other comprehensive loss for this cash flow hedge was approximately $1.2 million. In fiscal 2002, the loss included in other comprehensive income for this cash flow hedge was approximately $1.9 million.

8.	Income Taxes

Income (loss) before income taxes consists of the following (in thousands):
FISCAL YEAR	2002	2001	2000

Domestic	$ 11,710	$ (69,370)	$ (24,358)
Foreign	(68)	269	778
	$ 11,642 ======	$ (69,101) ======	$ (23,580) ======

Income tax expense (benefit) consists of the following (in thousands):
FISCAL YEAR	2002	2001	2000

Current:
Federal
	$ ---	$ (2,604)	$ (7,690)
State and foreign
	677	(69)	(454)
	677	(2,673)	(8,144)

Deferred:
Federal
	4,455	(21,025)	(373)
State and foreign
	(399)	(1,491)	(42)
	4,056	(22,516)	(415)
	$ 4,733 ======	$ (25,189) =======	$ (8,559) ======

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate are as follows:
FISCAL YEAR	2002	2001	2000

Statutory tax rate	35.0%	(35.0)%	(35.0)%
State income taxes (benefit), net of federal income tax (benefit) expense
	3.2	(2.3)	(2.4)
Tax effect of non-deductible goodwill	0.0	0.8	2.5
Foreign income taxes	3.1
Other, net	(0.6)	(0.0)	(1.4)
Effective tax rate	40.7% ====	(36.5)% ====	(36.3)% ====

The increase in the Company’s effective tax rate primarily relates to limitations on the Company’s ability to utilize foreign tax credits due to net operating losses. The remainder of the change is attributable to an increase in state franchise taxes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):
FISCAL YEAR	2002	2001

Deferred tax assets:
Inventory-related
	332	911
Vacation accrual
	2,506	2,335
Real estate accruals
	6,768	13,023
Net operating loss carryforward
	14,967	9,267
Contribution and credit carryforward
	1,455	802
Mark-to-market swap accrual
	355	852
Other
	145	512
Total deferred tax assets
	26,528	27,702
Deferred tax liabilities:
Property-related
	(6,222)	(3,334)
Total deferred tax liabilities
	(6,222)	(3,334)
Net deferred tax asset	20,306 =====	24,368 =====

Financial statements:
Current deferred tax asset
	4,656	5,378
Non-current deferred tax asset
	15,650	18,990
Net deferred tax asset	20,306 ======	24,368 ======

During fiscal 2002, fiscal 2001 and fiscal 2000, the Company recognized $479,000, $102,000 and $293,000, respectively, as a tax benefit directly to additional paid-in-capital related to noncompensatory stock plans.

At December 28, 2002 and December 29, 2001, the Company had a net operating loss carryforward of $38.0 million and $24.7 million, respectively, which begin to expire in 2021, and are available to offset future taxable income. Management has concluded that a valuation allowance is not required as it is more likely than not that the Company will be able to realize the benefit of the net operating loss carryforward through the generation of future taxable income.

9.	Capital Stock

In September 2002, the Company raised net proceeds of $48.3 million in an offering of the Company’s equity to provide additional liquidity. The Company filed a registration statement on Form S-3 to register 3.25 million shares of the Company’s common stock in connection with such placement, in addition to 1.2 million shares previously registered.

10.	Stock Plans and Options

Employee Stock Purchase Plan. In August 1996, the Company’s board of directors approved and adopted an Employee Stock Purchase Plan ("Purchase Plan") covering an aggregate of 287,307 shares of common stock. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the Purchase Plan, the board of directors may authorize participation by eligible employees, including officers, in periodic offerings. The offering period for any offering will be no more than 27 months. The board authorized an offering commencing on the initial public offering date of October 22, 1996 and ending June 30, 1997, and sequential six-month offerings thereafter.

Employees are eligible to participate in the currently authorized offerings if they have been employed by the Company or an affiliate of the Company incorporated in the United States for at least six months preceding October 22, 1996. Employees can have up to 15% of their earnings withheld pursuant to the Purchase Plan and applied on specified purchase dates (currently the last day of each authorized offering) to the purchase of shares of common stock. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering or the relevant purchase date. As of December 28, 2002, there were approximately $377,000 of payroll deductions of which $376,000 were used to purchase 42,927 shares of common stock on December 31, 2002.

The Board suspended participation in the Purchase Plan effective January 29, 2001, when the available pool of shares was substantially exhausted. The Company obtained shareholder approval in May 2001 to increase the pool of stock by 500,000 shares, and participation was resumed in June 2001.

Equity Incentive Plan. The Company’s Wild Oats Markets, Inc. 1996 Equity Incentive Plan (the "Incentive Plan") was adopted by the board of directors in August 1996. The Incentive Plan provides for the grant of incentive stock options to employees (including officers and employee-directors) and nonqualified stock options, restricted stock purchase awards and stock bonuses to employees and directors. The exercise price of options granted under the Incentive Plan is determined by the board of directors, provided that the exercise price for an incentive stock option cannot be less than 100% of the fair market value of the common stock on the grant date and the exercise price for a nonqualified stock option cannot be less than 85% of the fair market value of the common stock on the grant date. Outstanding options generally vest over a period of five years and generally expire ten years from the grant date.

Nonqualified Stock Option Plan. In 2001 the Company created the Wild Oats Markets, Inc. 2001 Nonofficer/Nondirector Equity Incentive Plan (the "Nonqualified Plan"). As of December 28, 2002, 486,000 shares of common stock were reserved for issuance under the Nonqualified Plan. The Nonqualified Plan provides for the grant of nonqualified stock options to employees of the Company who are not officers or directors. The exercise price of options granted under the Nonqualified Plan is determined by the board of directors, provided that the exercise price for a nonqualified stock option cannot be less than 85% of the fair market value of the common stock on the grant date. Outstanding options generally vest over a period of five years and generally expire ten years from the grant date.

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

Fair Values. The fair value of the employees’ purchase rights was estimated using the Black-Scholes model with the following weighted-average assumptions:
FISCAL YEAR	2002	2001	2000

Estimated dividends	None	None	None
Expected volatility	69%	52%	68%
Risk-free interest rate	1.2%	1.8%	4.8%
Expected life (years)	0.5	0.5	0.5
Weighted-average fair value per share	$2.74	$2.40	$1.16

The fair value of each option grant under the Company’s aggregated incentive and nonqualified stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

FISCAL YEAR	2002	2001	2000

Estimated dividends	None	None	None
Expected volatility	69%	52%	68%
Risk-free interest rate	3.02%	4.55%	5.75%
Expected life (years)	4.2	4.8	7.0
Weighted-average fair value per share	$5.94	$4.02	$6.46

The fiscal 2002, fiscal 2001 and fiscal 2000 weighted-average grant date per share fair values and weighted-average exercise prices of options granted equal to and below market value on the date of grant are as follows:
	Number of Shares	Weighted Average Fair Value	Weighted Average Exercise Price

Options granted below market value	105,502	$ 6.48	$ 9.35
Options granted equal to market value	583,225	$ 5.84	$ 10.67
Total options granted fiscal 2002	688,727 ======	$ 5.94 ======	$ 10.47 ======

Options granted below market value	166,095	$ 4.29	$ 6.86
Options granted equal to market value	2,060,370	$ 4.00	$ 8.13
Total options granted fiscal 2001	2,226,465 ========	$ 4.02 ======	$ 8.04 ======

Options granted below market value	190,591	$ 7.09	$ 9.34
Options granted equal to market value	691,241	$ 6.29	$ 10.32
Total options granted fiscal 2000	881,832 ======	$ 6.46 ====	$ 10.13 =====

A summary of the status of the Company’s aggregated incentive and nonqualified stock options plans as of the 2002, 2001 and 2000 fiscal year ends and changes during the years ending on those dates is presented below:

	Number of Shares	Weighted Average Exercise Price

Outstanding as of January 1, 2000
	1,808,208	$ 14.68

Granted	881,832	$ 10.13
Forfeited	(203,434)	$ 18.53
Exercised	(86,777)	$ 7.55
Outstanding as of December 30, 2000
	2,399,829	$ 12.94

Granted	2,226,465	$ 8.04
Forfeited	(1,136,109)	$ 11.36
Exercised	(134,252)	$ 6.57
Outstanding as of December 29, 2001
	3,355,933	$ 10.36

Granted	688,727	$ 10.47
Forfeited	(362,459)	$ 11.90
Exercised	(250,765)	$ 7.66
Outstanding as of December 28, 2002
	3,431,436 ========	$ 10.30 ======

The following table summarizes information about incentive and nonqualified stock options outstanding and exercisable at December 28, 2002:

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE

Range Of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$2.65 - 5.30	65,322
4.8 years

$ 4.23
				44,062
$ 4.22

$5.30 - 7.95	986,606
7.4

$ 7.20
				501,465
$ 7.07

$7.95 - 10.60	1,379,371
8.2

$ 9.26
				513,767
$ 9.14

$10.60 - 13.25	524,375
8.1

$ 11.28
				170,936
$ 11.40

$13.25 - 15.90	45,476
4.9

$ 14.95
				45,476
$ 14.95

$15.90 - 18.55	181,695
5.5

$ 16.93
				136,990
$ 16.95

$18.55 - 21.20	105,567
5.6

$ 19.78
				81,925
$ 19.62

$21.20 - 23.85	84,040
6.5

$ 22.24
				51,301
$ 22.26

$23.85 - 26.50	58,984
6.0

$ 26.50
				35,502
$ 26.50

	3,431,436 ========
7.5 ==

$ 10.30 =====
				1,581,424 ========
$ 10.79 ======

At December 28, 2002, 795,238 shares were available for future grant under the Incentive Plan, and 3,870 shares were available for future grant under the Nonqualified Plan. At December 28, 2002, December 29, 2001 and December 30, 2000, options for 1,581,424, 1,011,008 and 975,708 shares with weighted average exercise prices of $10.79, $12.07 and $11.66, respectively, were exercisable.

11.	Litigation

Wild Oats Markets Canada, Inc., as successor to Alfalfa’s Canada, Inc., a Canadian subsidiary of the Company, is a defendant in Helen Fakhri and Ady Aylon, as Representative Plaintiffs v. Alfalfa’s Canada, Inc., a class action suit brought in the Supreme Court, British Columbia, Canada by representative plaintiffs alleging to represent two classes of plaintiffs - those who contracted Hepatitis A allegedly through the consumption of food purchased at a Capers Community Market in the spring of 2002, and those who were inoculated against Hepatitis A as a result of news alerts by Capers and the Vancouver Health Authority. The Company intends to vigorously defend both class certification and the suit itself. The Company is not able to estimate the potential outcome of the suit at this time.

In April 2000, the Company was named as defendant in S/H -Ahwatukee, LLC and YP- Ahwatukee LLC v. Wild Oats Markets, Inc., Superior Court of Arizona, Maricopa County, by a landlord alleging Wild Oats breached a continuous operations clause arising from the closure of a Phoenix, Arizona store. The landlord dismissed the same suit, filed in 1999, without prejudice in 1999, after the Company presented a possible acceptable subtenant, but subsequently rejected the subtenant. Plaintiff claimed $1.5 million for diminution of value of the shopping center plus accelerated rent, fees and $360,000 in attorneys’ fees and costs. After trial in November 2001, the judge awarded the plaintiff $326,000 in damages and $210,000 in attorneys’ fees. The Company has appealed the judgment. Execution on the judgment is stayed pending the outcome of the appeal by the Company’s payment to the Superior Court of $625,000 (an amount equal to the amount of the judgment and the parties’ agreed estimate of accrued interest thereon). A hearing on the appeal has been requested and will be scheduled by the Appellate Court.

In October 2000, the Company was named as defendant in 3601 Group Inc. v. Wild Oats Northwest, Inc., Wild Oats, Inc. and Wild Oats Markets, Inc., a suit filed in Superior Court for King County, Washington, by a property owner who claims that Alfalfa’s Inc., our predecessor on interest, breached a lease in 1995 related to certain property in Seattle, Washington. After trial, a jury awarded $0 in damages to the plaintiffs, and the Company was subsequently awarded $190,000 in attorneys’ fees. The plaintiff filed for bankruptcy and the Company is currently pursuing our claim as a secured creditor.

In September 2002, the Company filed suit against Michael Gilliland and Elizabeth Cook, former officers and directors and greater than 5% stockholders of the Company, together with two individuals and three limited liability corporations, for a temporary restraining order and damages related to a breach of Mr. Gilliland’s noncompetition covenant, contained in his 1996 employment agreement, arising from the opening of a competitive grocery store in New Mexico. The lawsuit is captioned Wild Oats Markets, Inc. v. Michael C. Gilliland, Elizabeth C. Cook, Mark R. Clapp; Patrick Gilliland, Westside Farmer’s Market LLC, Westside Liquors LLC and Milagro Cafe LLC. Mr. Gilliland and Ms. Cook have counterclaimed, claiming that Ms. Cook was entitled to severance payments, and that both were undercompensated in the receipt of option grants. After a hearing, the court issued a temporary restraining order against Mr. Gilliland, prohibiting him from engaging in the operation of the competing grocery store. The temporary restraining order was subsequently vacated at the Company’s request and the Company dropped its claims for injunctive relief as it did not believe the injunctive relief granted made any mterial difference in Mr. Gilliland’s behavior. The Company discontinued severance payments made to Mr. Gilliland based on his material breach of his employment contract. The Company continues to pursue its suit for damages. A date for trial of the remaining claims has not been set.

The Company also is named as defendant in various actions and proceedings arising in the normal course of business. In all of these cases, the Company is denying the allegations and is vigorously defending against them and, in some cases, has filed counterclaims. Although the eventual outcome of the various lawsuits cannot be predicted, it is management’s opinion that these lawsuits will not result in liabilities that would materially affect the Company’s consolidated results of operations, financial position, or cash flows.

12.	Commitments

The Company has numerous operating leases related to facilities occupied and store equipment. These leases generally contain renewal provisions at the option of the Company. Total rental expense (consisting of minimum rent and contingent rent) under these leases was $37.2 million, $37.6 million and $34.5 million during fiscal 2002, fiscal 2001and fiscal 2000, respectively.

Future minimum lease payments under noncancelable operating leases as of December 28, 2002 are summarized as follows (in thousands):

FISCAL YEAR

2003
$ 30,154

2004
29,102

2005
28,340

2006
26,777

2007
25,304

Thereafter
224,398

Total minimum lease payments
$ 364,075 ======

Minimum rentals for operating leases do not include contingent rentals that may become due under certain lease terms that provide that rentals may be increased based on a percentage of sales. During fiscal 2002, fiscal 2001 and fiscal 2000, the Company paid contingent rentals of $949,000, $734,000 and $445,000, respectively.

Included in the $364.1 million of minimum lease payments is $18.4 million, which is related to lease costs for closed stores. The Company is actively working to defease these payments through assignments, subleases or terminations of the lease obligations.

As of December 28, 2002, the Company had commitments under construction contracts totaling $854,000.

13.	Restructuring and Asset Impairment Charges

Fiscal 2002

During the fourth quarter of fiscal 2002, the Company recorded restructuring and asset impairment income of $6,000 consisting of the following components:

Gain on sale of assets during the fourth quarter of fiscal 2002
$ (130,000)

Change in estimate related to lease-related liabilities for sites previously identified for closure or sale
(3,437,000)

Lease-related liabilities for three additional stores identified during the fourth quarter of fiscal 2002 to be closed or sold by the end of fiscal 2003
3,552,000

Severance for employees terminated during the fourth quarter of fiscal 2002
9,000

Total restructuring and asset impairment income
$ (6,000) =====

Details of the significant components are as follows:

  Gain on sale of assets during the fourth quarter of fiscal 2002 ($130,000 of asset disposal income). During the fourth quarter of fiscal 2002, the Company sold a liquor license for a closed location in Mission Viejo, California for a higher price than originally estimated. Additionally, the Company received an insurance settlement for a claim relating to the location in Madison, New Jersey, where the assets had previously been written off. Therefore, the Company recognized asset disposal income of $130,000 during the fourth quarter of fiscal 2002.
  Change in estimate related to lease-related liabilities for sites previously identified for closure or sale ($3.4 million of restructuring income). During the fourth quarter of fiscal 2002, the Company negotiated the early termination of leases in West Hollywood, California and San Antonio, Texas. The Company also secured viable subtenants for locations in Vancouver, Washington and Boulder, Colorado. Additional information received in fiscal 2002 resulted in a revision in the total rent allocated to one vacant location in Albuquerque, New Mexico, previously included within a restructuring charge; therefore, the Company revised the estimate for future lease obligations. Based on these changes in facts and circumstances and the related changes in estimates, the Company adjusted or reversed the remaining lease-related liabilities previously recorded for these locations and therefore recognized restructuring income of $3.4 million during the fourth quarter of fiscal 2002.
  Lease-related liabilities for three additional stores identified during the fourth quarter of fiscal 2002 to be closed or sold by the end of fiscal 2003 ($3.6 million of restructuring expense). During the fourth quarter of fiscal 2002, the Company decided to close or sell three additional locations due to lower than anticipated operational performance. The lease-related liabilities for these locations represent the Company’s estimate to dispose of these lease obligations based on current disposition efforts, and is attributable to deteriorating real estate markets in certain regions, existing lease obligations at above-market rates, and unattractive site characteristics. The charge for exit costs assumes, based on the Company’s current results at disposition efforts, that the Company will be successful in disposing of these long-term lease obligations within the next five years. Facts and circumstances can change in the future with respect to the above attributes affecting the ultimate resolution of these exit costs. The Company will make appropriate adjustments to the restructuring liabilities contemporaneous with the change in facts and circumstances.
  Severance for employees terminated during the fourth quarter of fiscal 2002 ($9,000 of restructuring expense). During the fourth quarter of fiscal 2002, two employees were terminated with the sale of one Vitamin Expo location during the fourth quarter of fiscal 2002. The employees were notified of their involuntary termination during the fourth quarter of fiscal 2002. As of December 28, 2002, all $9,000 of involuntary termination benefits had been paid to terminated employees.

During the third quarter of fiscal 2002, the Company recorded restructuring and asset impairment income of $174,000 consisting of the following components:

Gain on sale of assets for a site sold during the third quarter of fiscal 2002
$ (85,000)

Change in estimate related to lease-related liabilities for sites previously identified for closure or sale
(100,000)

Fixed asset impairments for one additional store identified and closed in the third quarter of fiscal 2002
6,000

Lease-related liabilities for one additional store identified and closed in the third quarter of fiscal 2002
5,000

Total restructuring and asset impairment income
$ (174,000) =======

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
  Fixed asset impairments for one additional store identified and closed in the third quarter of fiscal 2002 ($6,000 of asset impairment expense). During the third quarter of fiscal 2002, the Company decided to close one small vitamin store operated under the "Vitamin Expo" tradename as part of brand consolidation. The assets were disposed by the end of fiscal 2002.
  Lease-related liabilities for one additional store identified and closed in the third quarter of fiscal 2002 ($5,000 of restructuring expense). During the third quarter of fiscal 2002, the Company exercised the right of early lease termination with 90 days’ notice to the landlord for a small vitamin store in El Paso, Texas. The lease-related liabilities for this location represent the remaining lease cost through termination in the fourth quarter of fiscal 2002.

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
142,000

Total restructuring and asset impairment charge
$ 0 ===

Details of the significant components are as follows:

  Fixed asset impairments for sites previously identified for closure or sale ($35,000 of asset impairment expense). During the second quarter of fiscal 2002, the Company determined that certain fixed assets were not compatible with the Company’s new store design. Due to the implementation of the new store design, such assets could not be relocated as contemplated under the original restructuring plan. As a result, the Company determined it could not recover the previously estimated carrying value of these assets, and therefore recognized an asset impairment charge of approximately $170,000 during the second quarter of fiscal 2002. The assets were fully disposed by the end of fiscal 2002. Additionally, during the second quarter of fiscal 2002, the Company determined that it could partially recover the carrying value of certain fixed assets used in store front-end operations that were previously written off; therefore, the Company recognized asset disposal income of approximately $135,000 during the second quarter of fiscal 2002.
  Change in estimate related to lease-related liabilities for sites previously identified for closure or sale ($678,000 of restructuring income). During the second quarter of fiscal 2002, the Company negotiated the early termination of a lease of property at which the Company had operated a kitchen in Los Angeles, California. Also during the quarter, the Company subleased a closed location in Hartford, Connecticut for the remaining lease term and provided a subsidy for the sublessee; the previously estimated lease-related liabilities in excess of the subsidy were reversed. Additionally, the Company subleased a site in Vancouver, British Columbia, Canada, for the remaining lease term and consequently reversed the previously estimated lease-related liabilities. For space adjacent to the Company’s operating store in West Hartford, Connecticut, the Company negotiated a lease amendment with the landlord during the second quarter of fiscal 2002 and, as a result, will be removed from the lease in the first quarter of fiscal 2003; the Company reversed the excess lease-related liabilities previously recorded. Due to these changes in facts and circumstances and the related changes in estimates, the Company recorded restructuring income during the second quarter of fiscal 2002.
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
  Severance for employees terminated during the second quarter of fiscal 2002 ($142,000 of restructuring expense). During the second quarter of fiscal 2002, 65 employees were terminated in conjunction with the closure of one store in Cleveland, Ohio and the closure of the bakery operations within one support facility in Denver, Colorado during the quarter. The employees were notified of their involuntary termination during the second quarter of fiscal 2002. As of December 28, 2002, all $142,000 of the involuntary termination benefits had been paid to terminated employees.

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
269,000

Total restructuring and asset impairment income
$ (652,000) ======

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
  Change in estimate related to lease-related liabilities for sites previously identified for closure ($93,000 of restructuring expense). During the first quarter of fiscal 2002, the Company determined the likelihood of securing a subtenant for certain space in Tempe, Arizona was now remote due to the Company’s obligation being at above-market rates, the unattractive site characteristics, and increasingly difficult real estate market conditions. With this change in facts and circumstances, the Company decided to fully reserve the remaining lease obligations of the site and therefore recognized a restructuring charge of $93,000 during the first quarter of fiscal 2002. There was a related change in estimate during the third quarter of fiscal 2002 following the negotiation of an early lease termination that resulted in the recognition of $91,000 in restructuring income.
  Severance for employees terminated during the first quarter of fiscal 2002 ($269,000 of restructuring expense). During the first quarter of fiscal 2002, 103 employees were terminated in conjunction with the closure of two stores in Boca Raton, Florida and Chesterfield, Missouri during the first quarter of fiscal 2002. The employees were notified of their involuntary termination during the first quarter of fiscal 2002. As of December 28, 2002, all $269,000 of the involuntary termination benefits had been paid to terminated employees.

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
  Change in estimate related to lease-related liabilities for previously identified sites for closure ($15.9 million) - During the second quarter of fiscal 2001, the Company determined that additional periods of time are necessary to dispose of certain lease obligations. This determination was driven by results of current disposition efforts by the Company, and is attributable to deteriorating real estate markets in certain regions, existing lease obligations at above-market rates, and unattractive site characteristics. The charge for exit costs assumes, based on the Company’s current results of disposition efforts, that the Company will be successful in disposing of these long-term lease obligations within the next five years. Facts and circumstances can change in the future with respect to the above attributes affecting the ultimate resolution of these exit costs. The Company will make appropriate adjustments to the restructuring liabilities contemporaneous with the change in facts and circumstances.
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
  Fixed asset impairments for subleased properties identified during the second quarter of fiscal 2001 ($1.7 million) - These asset impairments relate to leasehold improvements made by the Company in subleased properties for specific subtenants. During the second quarter of fiscal 2001, certain subtenants either vacated the improved properties without prior notice or gave notice to the Company that they planned to vacate the properties shortly, and certain other subtenants were in financial distress and in one case, had filed for bankruptcy protection. The Company determined that it could not recover the carrying value of these build-to-suit leasehold improvements and therefore recognized an impairment charge. Certain of these assets were disposed of during the second quarter of fiscal 2001 and the remainder of which were disposed of by the end of fiscal 2001.
  Lease-related liabilities for subleased properties identified during the second quarter of fiscal 2001 ($10.0 million) - During the second quarter of fiscal 2001, certain subtenants either vacated the improved properties without prior notice or gave notice to the Company that they planned to vacate the properties shortly. The Company also was informed in the second quarter that certain other subtenants were in financial distress and in one case, had filed for bankruptcy protection. The lease-related liabilities represent the Company’s estimate to dispose of these lease obligations based on current disposition efforts by the Company, and is attributable to deteriorating real estate markets in certain regions, existing lease obligations at above-market rates, and unattractive site characteristics. The charge for exit costs assumes, based on the Company’s current results of disposition efforts, that the Company will be successful in disposing of these long-term lease obligations within the next five years. Facts and circumstances can change in the future with respect to the above attributes affecting the ultimate resolution of these exit costs. The Company will make appropriate adjustments to the restructuring liabilities contemporaneous with the change in facts and circumstances.
  Fixed asset impairments for regional and departmental office closures and consolidations during the second quarter of fiscal 2001 ($3.0 million) - As part of the Company’s reorganization during the second quarter of fiscal 2001, the Company reduced its regional offices from 11 to five offices, and eliminated much of its construction department. In conjunction with these modifications to regional and departmental structures, the Company determined that it could not recover the carrying value of the fixed assets used by certain regional and departmental offices and the construction department and therefore recognized an impairment charge and disposed of the assets during the second quarter of fiscal 2001.
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
  Severance for employees terminated during the second quarter of fiscal 2001 ($2.5 million) - During the second quarter of fiscal 2001, 104 of the Company’s 9,000 employees were terminated as part of the Company’s restructuring plan. The terminated employee groups were regional store support, construction and new store development, and corporate office personnel. As of December 28, 2002, $2.5 million of involuntary termination benefits had been paid to terminated employees.

In addition to the $38.9 million of restructuring charges described above, management has also identified asset impairment charges of $15.9 million in accordance with the provisions of SFAS 121 related to five stores held for use. The assets became impaired in the second quarter of fiscal 2001 because the projected future cash flows of each store at that time were not sufficient to fully recover the carrying value of the stores’ long-lived assets. In determining whether an impairment exists, the Company estimates the store’s future cash flows on an undiscounted basis, and if the cash flows are not sufficient to recover the carrying value, then the Company uses a discounted cash flow based on a risk-adjusted discount rate, to adjust its carrying value of the assets and records a provision for impairment as appropriate. The Company believes the weak performance from the stores included in the asset impairment charge were caused by significant budget overruns in construction (one store), poor site location (two stores) or insufficient advertising in new regional markets (two stores). The Company continually reevaluates its stores’ performance to monitor the carrying value of its long-lived assets in comparison to projected cash flows. Elements that could contribute to impairment of long-lived assets include new competition, overruns in construction costs, or poor operating results caused by a variety of factors, including improper site selection, insufficient advertising, or changes in local, regional or national economies. There is no assurance that in the future, additional long-lived assets will not be deemed impaired.

After a comprehensive review of its support facilities was completed by management during the third quarter of fiscal 2001, the Company determined that the operations of certain support facilities should be eliminated. As a result, in the third quarter of fiscal 2001, the Company recorded a restructuring and asset impairment charge of $776,000 resulting primarily from the closure of three support facilities: a bakery in Tucson, Arizona, and two commissary kitchens in Los Angeles, California and Santa Fe, New Mexico.

During the fourth quarter of fiscal 2001, the Company recorded restructuring income of $5.7 million consisting of the following components:

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
3.3 million

Lease-related liabilities for three additional stores and one support facility identified during the fourth quarter of fiscal 2001
3.6 million

Severance for employees terminated during the fourth quarter of fiscal 2001
0.2 million

Total restructuring income
$ (5.7 million) ==========

  Change in estimate related to lease-related liabilities for sites previously identified for closure or sale that were closed, sold or disposed of during the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002 ($10.1 million of restructuring income) - During the fourth quarter of fiscal 2001, the Company sold two stores in San Anselmo and Sacramento, California, in related transactions; the Company subsequently sold two additional stores in Berkeley and Sunnyvale, California, to the same purchaser of the other northern California stores. In conjunction with these transactions, the purchaser assumed the lease-related obligations associated with these stores. Based on this change in facts and circumstances, the Company reversed the remaining lease-related liabilities previously recorded for these stores and therefore recognized restructuring income of $3.7 million during the fourth quarter of fiscal 2001. During the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002, the Company also terminated lease obligations for sites in Madison, New Jersey and Boca Raton, Florida, respectively; based on this change in facts and circumstances, the Company reversed the remaining lease-related liabilities previously recorded for these stores and therefore recognized restructuring income of $6.4 million during the fourth quarter of fiscal 2001.
  Change in estimate related to fixed asset impairments for four stores previously identified for closure or sale ($1.6 million of restructuring income) - Due to changes in facts and circumstances during the fourth quarter of fiscal 2001, the Company determined that four stores previously identified as sites held for disposal would continue to operate in their existing locations. Three of the stores were expected to be closed in conjunction with the Company’s opening of new stores in the respective trade areas; however, during the fourth quarter of fiscal 2001, the Company decided to abandon the new store sites and continue to operate the existing stores. With regard to the fourth store, management decided in the fourth quarter of fiscal 2001 to continue to operate the store in its existing location after completing a competitive analysis of the market area and a reevaluation of the operations of the store in the fourth quarter of fiscal 2001, which showed that the store was achieving acceptable performance levels and demonstrating positive performance trends following the implementation of the Fresh Look program late in the third quarter of fiscal 2001. As a result, the Company reversed the restructuring charge previously recorded for the fixed asset impairments related to these four stores and therefore recognized restructuring income of $1.6 million during the fourth quarter of fiscal 2001.
  Change in estimate related to lease-related liabilities for four stores previously identified for closure or sale ($1.1 million of restructuring income) - Due to changes in facts and circumstances during the fourth quarter of fiscal 2001, the Company determined that four stores previously identified as sites held for disposal would continue to operate in their existing locations. Three of the stores were expected to be closed in conjunction with the Company’s opening of new stores in the respective trade areas; however, during the fourth quarter of fiscal 2001, the Company decided to abandon the new store sites and continue to operate the existing stores. With regard to the fourth store, management decided in the fourth quarter of fiscal 2001 to continue to operate the store in its existing location after completing a competitive analysis of the market area and a reevaluation of the operations of the store in the fourth quarter of fiscal 2001, which showed that the store was achieving acceptable performance levels and demonstrating positive performance trends following the implementation of the Fresh Look program late in the third quarter of fiscal 2001. As a result, the Company reversed the restructuring charge previously recorded for the long-term lease obligations related to these four stores and therefore recognized restructuring income of $1.1 million during the fourth quarter of fiscal 2001.
  Fixed asset impairments for three additional stores and one support facility identified in the fourth quarter of fiscal 2001 to be closed or sold by the second quarter of fiscal 2002 ($3.3 million of restructuring expense) - During the fourth quarter of fiscal 2001, the Company decided to close two stores in fiscal 2002 following the negotiation of a lease obligation settlement for one store in the fourth quarter of fiscal 2001 and the completion of an operations analysis for the other store, which showed that the intensive Fresh Look marketing and merchandising efforts initiated at the store early in the fourth quarter of 2001 were not improving the store’s sales and profit trends. The Company also decided to close one support facility in the second quarter of fiscal 2002 after determining in the fourth quarter of fiscal 2001 to outsource the operations of the support facility to an identified external food service supplier. The Company determined that it could not recover the carrying value of the fixed assets at these locations and therefore recognized an impairment charge. Certain of these assets were disposed of during the first quarter of fiscal 2002, and the remainder was disposed of by the end of the second quarter of fiscal 2002.

During the fourth quarter of fiscal 2001, the Company also decided to abandon construction of a new store in Kansas City, Missouri, due to location and parking-related issues. Assets in this charge included abandoned construction in progress (primarily leasehold improvements). The Company determined that it could not recover the carrying value of these fixed assets and therefore recognized an impairment charge and disposed of the assets during the fourth quarter of fiscal 2001.

  Lease-related liabilities for three additional stores and one support facility identified during the fourth quarter of fiscal 2001 to be closed or sold by the second quarter of fiscal 2002 ($3.6 million of restructuring expense) - During the fourth quarter of fiscal 2001, the Company decided to close two stores in fiscal 2002 following the negotiation of a lease obligation settlement for one store in the fourth quarter of fiscal 2001 and the completion of an operations analysis for the other store, which showed that the intensive Fresh Look marketing and merchandising efforts initiated at the store early in the fourth quarter of 2001 were not improving the store’s sales and profit trends. The Company also decided to close one support facility in the second quarter of fiscal 2002 after determining in the fourth quarter of fiscal 2001 to outsource the operations of the support facility to an identified external food service supplier. The lease-related liabilities for these locations represent our estimate to dispose of these lease obligations based on current disposition efforts, and is attributable to deteriorating real estate markets in certain regions, existing lease obligations at above-market rates, and unattractive site characteristics. The charge for exit costs assumes, based on our current results of disposition efforts, that the Company will be successful in disposing of these long-term lease obligations within the next five years. Facts and circumstances can change in the future with respect to the above attributes affecting the ultimate resolution of these exit costs. The Company will make appropriate adjustments to the restructuring liabilities contemporaneous with the change in facts and circumstances.

During the fourth quarter of fiscal 2001, the Company also decided to abandon construction of a new store in Kansas City, Missouri, due to location and parking-related issues. The Company terminated the lease obligation for $155,000 during the fourth quarter of fiscal 2001.

  Severance for employees terminated during the fourth quarter of fiscal 2001 ($0.2 million) - During the fourth quarter of fiscal 2001, 33 employees were terminated in conjunction with the closure of four support facilities during the fourth quarter of fiscal 2001. The employees were notified of their involuntary termination during the fourth quarter of fiscal 2001. As of December 28, 2002, all $155,000 of the involuntary termination benefits had been paid to terminated employees.

Sales and store contribution to profit (sales less cost of goods sold, occupancy costs, and direct store expenses) for the fiscal year ended December 28, 2002, December 29, 2001 and December 30, 2000 for stores that were held for disposal are as follows (unaudited, in thousands):
FISCAL YEAR	2002	2001	2000

Sales	$ 24,229	$ 35,171	$ 95,242

Store contribution to profit	$ (1,576)	$ (1,979)	$ 146

The effect of suspending depreciation for assets held for disposal was approximately $34,000, $913,000 and $1.7 million for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively.

The carrying value of those assets held for disposal as of December 28, 2002, December 29, 2001 and December 30, 2000 was approximately $0, $125,000 and $509,000, respectively.

In addition to the restructuring charges described above, management also identified asset impairment charges of $5.0 million in accordance with the provisions of SFAS 121 related to four stores held for use. These assets became impaired in the fourth quarter of fiscal 2001 because the projected future cash flows of each store at that time were not sufficient to fully recover the carrying value of the stores’ long-lived assets. In determining whether an impairment exists, the Company estimates the store’s future cash flows on an undiscounted basis, and if the cash flows are not sufficient to recover carrying value, then the Company uses a discounted cash flow based on a risk-adjusted discount rate, to adjust its carrying value of the assets and records a provision for impairment as appropriate. The Company believes the weak performance from the stores included in the asset impairment charge were caused by poor site location (two stores) or insufficient advertising in new regional markets (two stores).

Fiscal 2000

During the second quarter of fiscal 2000, the Company’s management made certain decisions relating to the strategic repositioning of the Company’s operations which resulted in a restructuring and asset impairment charge of $20.6 million. These decisions included the closure of three natural foods stores during the second quarter of fiscal 2000 ($4.7 million); the planned sale or closure of seven stores during the remainder of fiscal 2000 ($9.9 million); exit costs of previously closed or abandoned sites ($5.6 million); and the discontinuance of e-commerce activities ($400,000). The $5.6 million charge related to changes in estimates for previously closed or abandoned sites. The significant components of the $5.6 million charge were (a) $3.6 million of additional lease-related liabilities, and (b) $2.0 million of fixed asset impairments for 15 previously closed stores. Components of the restructuring and asset impairment charge consist of impairment of fixed ($8.9 million) and intangible assets ($6.4 million); and noncancelable lease obligations and liabilities ($5.3 million). Substantially all of the restructuring charges are non-cash expenses when initially recorded.

During the fourth quarter of fiscal 2000, the Company expanded its strategic repositioning and, as a part of such expansion, decided to close or sell twelve under performing stores. This decision resulted in an additional restructuring and asset impairment charge of $21.4 million. This restructuring charge consists primarily of costs associated with the abandonment of fixed ($13.6 million) and intangible assets ($1.7 million) and noncancelable lease obligations and lease-related liabilities ($6.1 million). Substantially all of the restructuring charges are non-cash expenses when initially recorded.

The assets written off as part of the second and fourth quarter fiscal 2000 charges consist of the following:

Goodwill impairment	$ 8,041,000
Leasehold interest impairment	2,537,000
Fixed asset impairment	20,030,000
Total	$ 30,608,000 ========

As part of the strategic repositioning announced by the Company in the second and fourth quarters of fiscal 2000, the Company identified 22 natural foods stores for closure or sale due to weak performance. In fiscal 2000, the Company closed ten and sold three of those identified stores. In the second quarter of fiscal 2001, as part of additional evaluation of the Company’s operations by new management, the Company identified an additional three stores for closure in fiscal 2001; in the fourth quarter of fiscal 2001, the Company extended its evaluation and identified an additional three stores for closure in fiscal 2001 and fiscal 2002. In fiscal 2002, the Company identified an additional six stores for closure or sale, including two small vitamin stores. In fiscal 2002, the Company closed five of the identified stores, terminated its lease-related obligations as to one of the closed locations and sold four of the identified stores, including one small vitamin store. Two of the stores were sold in related transactions. Due to a change in estimates related to changes in facts and circumstances during the fourth quarter of fiscal 2001, the Company decided to continue to operate four stores previously identified for closure or sale. As of December 28, 2002, 20 of the 22 stores identified in fiscal 2000 for closure or sale have been closed or sold and the remaining two stores have been removed from the Company’s closure or sale list due to changes in facts and circumstances. Of those stores identified in fiscal 2001, four have been closed or abandoned and the remaining two stores have been removed from the Company’s closure or sale list due to changes in facts and circumstances. Of those stores identified in fiscal 2002, three have been sold or closed, and three remain to be closed or sold. A summary of restructuring activity by store count is as follows:
	RESTRUCTURING STORE COUNT
	Fiscal Year Ending
	2000	2001	2002
Stores remaining at commencement of period		9	6
Stores identified in fiscal 2000 for closure or sale	22
Stores identified in fiscal 2001 for closure or sale		6
Stores identified in fiscal 2002 for closure or sale			6
Identified stores closed or abandoned	(10)	(3)	(5)
Identified stores sold	(3)	(2)	(4)
Reversal of stores identified for closure or sale		(4)
Identified stores remaining at period end	9 ==	6 ==	3 ==

The following table summarizes accruals related to the Company’s restructuring activities during fiscal 2002, fiscal 2001 and fiscal 2000 (in thousands):

EXIT PLANS	1999 And Prior	Q2 2000	Q4 2000	Q2 2001	Q3 2001	Q4 2001	Q1 2002	Q2 2002	Q3 2002	Q4 2002	TOTAL

BALANCE, JAN 1, 2000	$ 1,868										$ 1,868
New accruals:
Lease-related liabilities	1,987	$ 3,142	$ 6,041								11,170
Cash paid - lease-related
Liabilities	(1,744)	(967)	(448)								(3,159)

BALANCE, DEC 30, 2000	$ 2,111	$ 2,175	$ 5,593								$ 9,879
New accruals:
Severance				$ 2,511		$ 155					2,666
Lease-related liabilities	3,261	2,242	(427)	10,458	$ 108	3,822					19,464
Cash paid - severance				(2,375)		(98)					(2,473)
Cash paid - lease-related
Liabilities	(2,914)	(1,955)	(1,862)	(492)	(21)						(7,244)
Stock options in lieu of cash			(43)								(43)

Cash received - lease- related liabilities			800								800

BALANCE, DEC 29, 2001	$ 2,458	$ 2,462	$ 4,061	$ 10,102	$ 87	$ 3,879					$ 23,049
New accruals:
Severance							$ 269	$ 142		$ 9	420
Lease-related liabilities	(180)	(905)	(368)	(3,053)	(19)	(243)			$ 5	3,552	(1,211)
Cash paid - severance				(133)		(57)	(269)	(142)		(9)	(610)

Cash paid - lease-related liabilities	(989)	(395)	(1,342)	(884)	(68)	(735)			(5)		(4,418)

Note receivable in lieu of cash	375										375
Cash received - lease-
related liabilities	459										459

	*	*	*	*		*				*
BALANCE, DEC 28, 2002	$ 2,123 =====	$ 1,162 =====	$ 2,351 =====	$ 6,032 =====	$ - =====	$ 2,844 =====	$ - =====	$ - =====	$ - =====	$ 3,552 =====	$ 18,064 =====

*     The restructuring accrual balance consists of lease-related liabilities.

As of December 28, 2002, the components of the accruals related to the Company’s restructuring activities are accrued liabilities ($4.5 million) and other long-term obligations ($13.6 million).

14.	401(k) Plan

The Company maintains a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering the Company's employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 15% of their annual compensation or the statutorily prescribed annual limit ($10,500 in fiscal 2002) and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan provides for additional matching contributions to the 401(k) Plan by the Company in an amount determined by the Company prior to the end of each plan year. Total Company contributions during fiscal 2002, fiscal 2001 and fiscal 2000 were approximately $1.2 million, $1.1 million and $1.0 million, respectively. The trustees of the 401(k) Plan, at the direction of each participant, invest the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code.

In January 2002, the Company was notified by its 401(k) trustee, Advisors Trust Company, that effective April 1, 2002, the trustee would no longer provide trustee services for 401(k) plans. The Company selected a new plan administrator and a new trustee after extensive research and interviews. In the fourth quarter of fiscal 2002, the Company was notified by its new plan administrator that it was selling its business without the Company’s consent (as required by the then-current contract). The Company elected to terminate its contract and selected Milliman USA as its new plan administrator. The plan accounts have been transferred to Milliman and Company employees have been notified that they will be unable to make withdrawals from or change the investment designations of their accounts until the transfer, that is estimated to be completed prior to the end of the first quarter of fiscal 2003, has been completed.

15.	Stockholder Rights Plan

The Company has a stockholder rights plan having both "flip-in" and "flip-over" provisions. Stockholders of record as of May 22, 1998 received the right ("Right") to purchase a fractional share of preferred stock at a purchase price of $145 for each share of common stock held. In addition, until the Rights become exercisable as described below and in certain limited circumstances thereafter, the Company will issue one Right for each share of common stock issued after May 22, 1998. For the "flip-in provision," the Rights would become exercisable only if a person or group acquires beneficial ownership of 15% (the "Threshold Percentage") or more of the outstanding common stock. Holdings of certain existing affiliates of the Company are excluded from the Threshold Percentage. In that event, all holders of Rights other than the person or group who acquired the Threshold Percentage would be entitled to purchase shares of common stock at a substantial discount to the then-current market price. This right to purchase common stock at a discount would be triggered as of a specified number of days following the passing of the Threshold Percentage. For the "flip-over" provision, if the Company was acquired in a merger or other business combination or transaction, the holders of such Rights would be entitled to purchase shares of the acquiror’s common stock at a substantial discount. In February 2002, the rights plan was amended to remove certain provisions related to continuing control of modification and operation of the rights plan by certain directors.

16.	Deferred Compensation Plan

Effective fiscal 1999, the Company maintains a nonqualified Deferred Compensation Plan (the "DCP") for certain members of management. Eligible employees may contribute a portion of base salary or bonuses to the plan annually. The DCP provides for additional matching contributions by the Company in an amount determined by the Company prior to the end of each plan year. Total Company matching contributions to the DCP during fiscal 2002, fiscal 2001 and fiscal 2000 were approximately $39,000, $26,000 and $75,000, respectively.

17.	Quarterly Information (Unaudited)

The following interim financial information presents the fiscal 2002 and fiscal 2001 consolidated results of operations on a quarterly basis (in thousands, except per-share amounts):

QUARTER ENDED

	March 30, 2002	June 29, 2002	September 28, 2002	December 28, 2002

Statement of Operations Data:
Sales
	$ 233,013	$ 236,186	$ 228,102	$ 221,829
Gross profit
	$ 67,643	$ 71,428	$ 67,076	$ 68,121
Net income
	$ 668	$ 1,498	$ 2,172	$ 2,571

Basic net income per common share:
Basic income per common share
	$ 0.03 ====	$ 0.06 ====	$ 0.08 ====	$ 0.09 ====

Diluted net income per common share:
Diluted income per common share
	$ 0.03 ====	$ 0.06 ====	$ 0.08 ====	$ 0.09 ====

QUARTER ENDED

	March 31, 2001	June 30, 2001	September 29, 2001	December 29, 2001

Statement of Operations Data:
Sales
	$ 219,499	$ 229,383	$ 222,168	$ 222,129
Gross profit
	$ 66,409	$ 66,378	$ 63,543	$ 62,218
Net loss
	$ (118)	$ (38,120)	$ (2,898)	$ (2,776)

Basic net loss per common share:
Basic loss per common share
	$ (0.00) ====	$ (1.55) ====	$ (0.12) ====	$ (0.13) ====

Diluted net loss per common share:
Diluted loss per common share
	$ (0.00) ====	$ (1.55) ====	$ (0.12) ====	$ (0.13) ====

18.	Related Party Transactions

Elizabeth C. Cook and Michael C. Gilliland, former executive officers and directors of the Company, each own a one-third interest in Pretty Good Groceries, Inc. ("PGG"), which in the past operated two grocery stores, and currently operates one store in Boulder, Colorado. Through January 2002, PGG purchased certain items through the Company’s volume purchase discount programs with its distributors, and also purchased items from the Company’s commissaries and warehouses at cost. The Company had a receivable of approximately $80,000 at December 29, 2001 related to the purchases by PGG of goods from the Company or its suppliers. At December 29, 2001, the Company also had a receivable for certain personal expenses of Mr. Gilliland and Ms. Cook, the amount of which was in dispute. All receivables related to these items were paid as part of the March 2002 settlement of litigation described below.

Ms. Cook and Mr. Gilliland are trustees of Wild Oats Community Foundation ("Foundation"), a non-profit organization formed by Ms. Cook and Mr. Gilliland to provide health-related services. During fiscal 1998 and fiscal 1999, the Foundation entered into sublease arrangements with the Company for space adjacent to three of the Company’s stores leased by the Company. In fiscal 2001, the sublease obligations between the Foundation and the Company were terminated, and other subtenants were placed in two of the three wellness center locations. The third primary lease for space sublet by the Foundation expired by its own terms. The Company had a small receivable related to subtenant rent due from the Foundation, which was paid as part of the March 2002 settlement of the litigation described below.

In May 1998, PGG II, a limited liability company two-thirds owned by Mr. Gilliland and Ms. Cook purchased a small underperforming store in Boulder, Colorado from the Company. PGG II paid the wholesale cost of the inventory in the store at time of transfer. PGG II disputed whether there was consideration due for equipment transferred to PGG II as part of the original purchase transaction, and in March of 2002 the parties reached a settlement on the value of the equipment as part of the settlement of the litigation described below.

In January 2001, the Company borrowed $2.0 million from Ms. Cook and Mr. Gilliland. The loan was evidenced by a demand note that bears interest at 9.0% per annum and default rate interest at 15% per annum. Mr. Gilliland and Ms. Cook filed suit against the Company in January 2002 for payment of the note after demand was made but payment was not received. See "Notes to Consolidated Financial Statements - Note 11 - Litigation." In March 2002 the parties settled the litigation through execution of a settlement agreement under which the plaintiffs agreed to a $200,000 offset against the principal balance of the loan in settlement of certain identified receivables alleged to be due to the Company, and the Company agreed to repayment of the balance of the loan, together with interest at 9% per annum, over a five-month period from cash and proceeds of equity securities.

In fiscal 2000, the Company recorded a note receivable in the amount of approximately $75,000 from Bacchus Beverage Corporation, an entity owned by Patrick Gilliland, Mr. Gilliland’s brother, which was a subtenant in excess space located adjacent to one of the Company’s stores. In March 2002, the Company agreed to extinguish the remaining balance on the note in exchange for a $35,000 cash payment.

In May 2002, the Company’s Board of Directors amended the employment agreement of Perry D. Odak, the Company’s CEO and President, to extend through December 2002 the period during which the issuance by the Company of additional securities as part of an equity financing would entitle Mr. Odak to receive up to 300,000 stock options exercisable for the Company’s common stock. In March 2002, Mr. Odak was issued options to purchase 5,856 shares of common stock under a provision of his employment agreement that provided for the maintenance of his 5% equity position in the event of a capital-raising transaction, based upon the issuance of 111,269 shares of common stock, the resale of which was registered on Form S-3 filed in April 2002. The stock was issued pursuant to the terms of a settlement agreement between the Company and former directors and co-founders Michael Gilliland and Elizabeth Cook. In August 2002, the Company’s Board of Directors approved a third amendment to Mr. Odak’s employment agreement, pursuant to which up to 70,000 of the stock options to which Mr. Odak would be entitled under his employment agreement as a result of the closing of a capital-raising transaction could be granted to other employees of the Company designated by Mr. Odak. The options would only be granted upon the closing of the capital-raising transaction, have a 10-year term, vest over four years and have an exercise price equal to the closing price of the Company’s stock on the date the capital-raising transaction was concluded. An equal number of options would be granted simultaneously to Mr. Odak, provided that the options granted to Mr. Odak would only be exercisable as the options granted to other employees terminated (as opposed to expired) without exercise.

As a result of the completion of an equity offering of 4.45 million shares of the Company’s common stock in September 2002, the Company issued options exercisable for 164,211 shares of the Company’s stock to Mr. Odak pursuant to the terms of his employment agreement. An additional 70,000 options, to which Mr. Odak would have been entitled under his employment agreement, were issued to executives of the Company designated by Mr. Odak. The Company also issued an additional 70,000 options to Mr. Odak, provided that the options granted to Mr. Odak are only exercisable as the options granted to the designated executives under the third amendment to Mr. Odak’s employment agreement terminate (as opposed to expire) without exercise. The Company also made a matching grant of 70,000 additional options from the Company’s 1996 Equity Incentive Plan to the same executives. The Company may incur quarterly compensation expense, based on any increase in the then-current stock price over the exercise price, as a result of the issuance of the initial 70,000 options (as opposed to the Company’s matching grant of 70,000 additional options) to the designated executives and Mr. Odak.

In March 2001, Perry D. Odak, the Company’s Chief Executive Officer and President, and a director of the Board, purchased 1,332,649 shares of Common Stock for $6.969 per share for an aggregate purchase price of $9.28 million. Mr. Odak paid $13,326 in cash and executed a full recourse, five-year promissory note for the balance of $9,273,905 to the Company, with interest accruing at 5.5% per annum, compounding semiannually.

As part of Mr. Odak’s employment agreement, the Company agreed to purchase his home in York, Pennsylvania if he was unable to sell it within a specific period of time. In July 2001, the Company arranged for a relocation service to purchase the home from Mr. Odak for $1.6 million. Despite substantial marketing efforts, the relocation service was unable to sell the house for a reasonable price. In November 2002, Mr. Odak offered to repurchase the house for the original $1.6 million he had received. At December 28, 2002, Mr. Odak had remitted $1.3 million to the Company as partial consideration to fund the purchase and the remaining funds were funded by Mr. Odak’s fiscal 2002 bonus of $250,000 to which he was contractually entitled. On March 6, 2003, the Company remitted the $1.6 million to the relocation service.

In September 2002, the Company filed suit against Michael Gilliland and Elizabeth Cook, former officers and directors and greater than 5% stockholders of the Company, together with two individuals and three limited liability corporations, for a temporary restraining order and damages related to a breach of Mr. Gilliland’s noncompetition covenant, contained in his 1996 employment agreement, arising from the opening of a competitive grocery store in New Mexico. The lawsuit is captioned Wild Oats Markets, Inc. v. Michael C. Gilliland, Elizabeth C. Cook, Mark R. Clapp; Patrick Gilliland, Westside Farmer’s Market LLC, Westside Liquors LLC and Milagro Cafe LLC. Mr. Gilliland and Ms. Cook have counterclaimed, claiming that Ms. Cook was entitled to severance payments, and that both were undercompensated in the receipt of option grants. After a hearing, the court issued a temporary restraining order against Mr. Gilliland, prohibiting him from engaging in the operation of the competing grocery store. The temporary restraining order was subsequently vacated at the Company’s request and the Company dropped its claims for injunctive relief as it did not believe the injunctive relief granted made any mterial difference in Mr. Gilliland’s behavior. The Company discontinued severance payments made to Mr. Gilliland based on his material breach of his employment contract. The Company continues to pursue its suit for damages. A date for trial of the remaining claims has not been set.

19.	Distributor Contract

A transition fee is referenced in the Company’s June 2002 distribution agreement with the Tree of Life, Inc. ("TOL"). In the second, third and fourth quarters of fiscal 2002, the Company used a portion of the transition fee to offset the transition costs incurred during the transition of the Company’s primary distribution relationship to TOL. These costs include, but are not limited to, the cost of retagging store shelves, modification of product inventory, disposal of discontinued products, resetting of products on store shelves and training of store personnel in new procedures, and legal and consulting expenses. The portion of the transition support fee used to defray transition expenses incurred had no material impact on the Company’s results of operations for the twelve months ended December 28, 2002.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None reported.

PART III.

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included under the captions "Election of Directors" and "Executive Compensation-Management-Executive Officers" in our definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 5, 2003, to be filed with the Commission on or before April 1, 2003, is incorporated herein by reference.

Item 11.

EXECUTIVE COMPENSATION

The information included under the caption "Executive Compensation" in our definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 5, 2003, to be filed with the Commission on or before April 1, 2003, is incorporated herein by reference.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 5, 2003, to be filed with the Commission on or before April 1, 2003, is incorporated herein by reference.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included under the caption "Directors and Executive Officers - Certain Transactions" in our definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 5, 2003, to be filed with the Commission on or before April 1, 2003, is incorporated herein by reference.

Item 14.

CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Exchange Act Rule 13a-14 under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or in the other factors that could significantly affect these controls subsequent to the date of their evaluation. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART IV.

Item 15.

EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements and Financial Statement Schedules. The following are filed as a part of this Report on Form 10-K:

	(1)	Report of Management
Report of Independent Accountants
Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
	(2)	Financial Statement Schedules - No schedules are required.

(b)	Reports on Form 8-K. The Company filed the following reports on Form 8-K during fiscal 2001:

	(1)	Report dated January 31, 2002, on Form 8-K, reported under Item 5, Other Events, regarding the filing of a lawsuit by certain parties.
	(2)	Report dated June 14, 2002, on Form 8-K, reported under Item 5, Other Events, regarding the execution of an Agreement for Distribution of Products with Tree of Life, Inc.
	(3)	Report dated September 4, 2002, on Form 8-K, reported under Item 5, Other Events, regarding completion of an equity offering of $4.45 million shares of the Registrant’s common stock.

(c)	Exhibits. The following exhibits to this Form 10-K are filed pursuant to the requirements of Item 501 of Regulation S-K:

Exhibit
	Number	Description of Document

	3(i).1.(a)**	Amended and Restated Certificate of Incorporation of the Registrant. (1)
	3(i).1.(b)**	Certificate of Correction to Amended and Restated Certificate of Incorporation of the Registrant. (1)
	3(i).1.(c)**	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (2)
	3(ii).1**	Amended and Restated By-Laws of the Registrant. (1)
	4.1**	Reference is made to Exhibits 3(i). through 3(ii).1.
	4.2**	Specimen stock certificate. (3)
	4.3**	Rights Agreement dated May 22, 1998 between Registrant and Norwest Bank Minnesota. (10)
	4.4**	Amendment No. 1 to Rights Agreement dated February 26, 2002 between Registrant and Wells Fargo Bank, N.A. (5)
	10.1**	Form of Indemnity Agreement between the Registrant and its directors and executive officers, with related schedule. (3)

Exhibit
Number	Description of Document

10.2#**	1996 Equity Incentive Plan, including forms of Options granted to employees and non-employee directors thereunder. (3)
10.3#**	Amendment to 1996 Equity Incentive Plan. (4)
10.4#**	Second Amendment to 1996 Equity Incentive Plan. (5)
10.5#**	1996 Employee Stock Purchase Plan. (3)
10.6#**	Amendment to 1996 Employee Stock Purchase Plan. (5)
10.7#**	1993 Stock Option Plan. (3)
10.8#**	1991 Stock Option Plan. (3)
10.9#**	Employee Stock Ownership Plan. (3)
10.10#**	Wild Oats Markets, Inc. Deferred Compensation Plan. (6)
10.11#**	Employment Agreement dated March 6, 2001 between Perry D. Odak and the Registrant. (7)
10.12#**	Amendment to Employment Agreement dated March 6, 2001 between Perry D. Odak and the Registrant. (5)
10.13#**	Stock Purchase Agreement dated March 6, 2001 between Perry D. Odak and the Registrant. (7)
10.14#**	Stephen Kaczynski Equity Incentive Plan. (8)
10.15#**	Employment Agreement dated April 24, 2001 between Stephen A. Kaczynski and the Registrant. (8)
10.16#**	Employment Agreement dated May 21, 2001 between Bruce Bowman and the Registrant. (8)
10.17#**	Amendment to Employment Agreement dated May 21, 2001 between Bruce Bowman and the Registrant. (5)
10.18#**	Bruce Bowman Equity Incentive Plan. (8)
10.19#**	Terry Maloy Equity Incentive Plan. (5)
10.20#**	Edward F. Dunlap Equity Incentive Plan. (5)
10.21#**	Employment Agreement dated December 17, 2001 between Edward F. Dunlap and the Registrant. (5)
10.22#+	Severance Agreement dated November 7, 2002 between Bruce Bowman and the Registrant.
10.23#+	Severance Agreement dated November 7, 2002 between Freya Brier and the Registrant.
10.24#+	Severance Agreement dated November 7, 2002 between Edward Dunlap and the Registrant.
10.25#+	Severance Agreement dated November 7, 2002 between Stephen Kaczynski and the Registrant.
10.26#+	Severance Agreement dated November 7, 2002 between Terry Maloy and the Registrant.
10.27#+	Severance Agreement dated November 7, 2002 between Peter Williams and the Registrant.
10.28**	Wild Oats Markets, Inc. 2001 Nonofficer/Nondirector Equity Incentive Plan. (5)
10.29**	Amended and Restated Stockholders Agreement among the Registrant and certain parties named therein dated August 1996. (3)
10.30**	Registration Rights Agreement between the Registrant and certain parties named therein dated July 12, 1996. (3)
10.31#**	Second Amendment to Employment Agreement between Wild Oats Markets, Inc. and Perry D. Odak, dated June 19, 2002. (9)
10.32#**	Third Amendment to Employment Agreement between Wild Oats Markets, Inc. and Perry D. Odak, dated August 7, 2002. (9)
10.33**	Assignment of Kaczynski Employment Agreement, dated June 29, 2002, between Registrant and Sparky, Inc. (9)

Exhibit
Number	Description of Document

10.34**	Assignment of Dunlap Employment Agreement, dated June 29, 2002, between Registrant and Wild Oats Financial, Inc. (9)
10.35+	Second Amended and Restated Credit Agreement dated as of February 26, 2002, among Registrant, the lenders named therein and Wells Fargo Bank National Association, as Administrative Agent. Portions have been omitted pursuant to a request for confidential treatment.
21.1+	List of subsidiaries.
23+	Consent of PricewaterhouseCoopers LLP, independent accountants.

_________________________________________

#	Management Compensation Plan.
**	Previously filed.
+	Included herewith.
(1)	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 28, 1996 (File No. 0-21577).
(2)	Incorporated by reference from the Registrant’s Amendment No. 2 to the Registration Statement on Form S-3 filed with the Commission on November 10, 1999 (File No. 333-88011).
(3)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-11261) filed on August 30, 1996.
(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-66347) filed on October 30, 1998.
(5)	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 29, 2001 (File No. 0-21577), filed on March 27, 2002.
(6)	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 1, 2000 (File No. 0-21577).
(7)	Incorporated by reference from the Registrant’s Form 10-Q for the period ended March 31, 2001 (File No. 0-21577).
(8)	Incorporated by reference from the Registrant’s Form 10-Q for the period ended June 30, 2001 (File No. 0-21577).
(9)	Incorporated by reference from the Registrant’s Form 10-Q for the period ended June 29, 2002 (File No. 0-21577).
(10)	Incorporated by reference from the Registrant’s Form 8-K filed on May 5, 1998 (File No. 0-21577).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Wild Oats Markets, Inc. (Registrant)
Date: March 25, 2003	By: /s/ Edward F. Dunlap Edward F. Dunlap Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE

/s/ Perry D. Odak	Chief Executive Officer, President and Director	March 24, 2003

/s/ Edward F. Dunlap	Chief Financial Officer	March 25, 2003

/s/ John A. Shields	Chairman	March 17, 2003

/s/ David M. Chamberlain	Vice Chairman	March 24, 2003

/s/ Stacey Bell	Director	March 25, 2003

/s/ Brian K. Devine	Director	March 24, 2003

/s/ David Gallitano	Director	March 17, 2003

/s/ James B. McElwee	Director	March 18, 2003

/s/ Mark Retzloff	Director	March 25, 2003

Certification of CEO Pursuant to
18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Perry D. Odak, Chief Executive Officer of Wild Oats Markets, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Wild Oats Markets, Inc. (the "Registrant");

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for the periods presented in this annual report;

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls;

6.

The Registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ Perry D. Odak Perry D. Odak, Chief Executive Officer

Certification of CFO Pursuant to
18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Edward Dunlap, Chief Financial Officer of Wild Oats Markets, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Wild Oats Markets, Inc. (the "Registrant");

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for the periods presented in this annual report;

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls;

6.

The Registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ Edward F. Dunlap Edward F. Dunlap, Chief Financial Officer