Form 10-K/A
period 2002-12-28
WILD OATS MARKETS INC
filed 2003-04-30
CIK 909990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21577

WILD OATS MARKETS, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1100630
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

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

EXPLANATORY NOTE

The purpose of this amendment is to amend and restate Part IV, Item 15 solely to add exhibits, which were excluded from the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003. Other than such addition of exhibits, no other changes are made by this amendment and all other information included in the initial filing is unchanged.

PART IV.

Item 15.

EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT

SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements and Financial Statement Schedule. The following are filed as a part of this Report on Form 10-K:

	(1)	Report of Management
Report of Independent Accountants
Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
	(2)	Financial Statement Schedules – No schedules are required.

(b)	Reports on Form 8-K. The Company filed the following reports on Form 8-K during fiscal 2001:
	(1)	Report dated January 31, 2002, on Form 8-K, reported under Item 5, Other Events, regarding the filing of a lawsuit by certain parties.
	(2)	Report dated June 14, 2002, on Form 8-K, reported under Item 5, Other Events, regarding the execution of an Agreement for Distribution of Products with Tree of Life, Inc.
	(3)	Report dated September 4, 2002, on Form 8-K, reported under Item 5, Other Events, regarding completion of an equity offering of $4.45 million shares of the Registrant’s common stock.

(c)	Exhibits. The following exhibits to this Form 10-K are filed pursuant to the requirements of Item 601 of Regulation S-K:
	3(i).1.(a)**	Amended and Restated Certificate of Incorporation of the Registrant. (1)
	3(i).1.(b)**	Certificate of Correction to Amended and Restated Certificate of Incorporation of the Registrant. (1)
	3(i).1.(c)**	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (2)
	3(ii).1**	Amended and Restated By-Laws of the Registrant. (1)
	4.1**	Reference is made to Exhibits 3(i). through 3(ii).1.
	4.2**	Specimen stock certificate. (3)
	4.3**	Rights Agreement dated May 22, 1998 between Registrant and Norwest Bank Minnesota. (10)
	4.4**	Amendment No. 1 to Rights Agreement dated February 26, 2002 between Registrant and Wells Fargo Bank, N.A. (5)
	10.1**	Form of Indemnity Agreement between the Registrant and its directors and executive officers, with related schedule. (3)
	10.2#**	1996 Equity Incentive Plan, including forms of Options granted to employees and non-employee directors thereunder. (3)
	10.3#**	Amendment to 1996 Equity Incentive Plan. (4)
	10.4#**	Second Amendment to 1996 Equity Incentive Plan. (5)
	10.5#**	1996 Employee Stock Purchase Plan. (3)
	10.6#**	Amendment to 1996 Employee Stock Purchase Plan. (5)
	10.7#**	1993 Stock Option Plan. (3)
	10.8#**	1991 Stock Option Plan. (3)
	10.9#**	Employee Stock Ownership Plan. (3)
	10.10#**	Wild Oats Markets, Inc. Deferred Compensation Plan. (6)
	10.11#**	Employment Agreement dated March 6, 2001 between Perry D. Odak and the Registrant. (7)
	10.12#**	Amendment to Employment Agreement dated March 6, 2001 between Perry D. Odak and the Registrant. (5)
	10.13#**	Stock Purchase Agreement dated March 6, 2001 between Perry D. Odak and the Registrant. (7)
	10.14#**	Stephen Kaczynski Equity Incentive Plan. (8)
	10.15#**	Employment Agreement dated April 24, 2001 between Stephen A. Kaczynski and the Registrant. (8)
	10.16#**	Employment Agreement dated May 21, 2001 between Bruce Bowman and the Registrant. (8)
	10.17#**	Amendment to Employment Agreement dated May 21, 2001 between Bruce Bowman and the Registrant. (5)
	10.18#**	Bruce Bowman Equity Incentive Plan. (8)
	10.19#**	Terry Maloy Equity Incentive Plan. (5)
	10.20#**	Edward F. Dunlap Equity Incentive Plan. (5)
	10.21#**	Employment Agreement dated December 17, 2001 between Edward F. Dunlap and the Registrant. (5)
	10.22#**	Severance Agreement dated November 7, 2002 between Bruce Bowman and the Registrant.(11)
	10.23#**	Severance Agreement dated November 7, 2002 between Freya Brier and the Registrant.(11)
	10.24#**	Severance Agreement dated November 7, 2002 between Edward Dunlap and the Registrant.(11)
	10.25#**	Severance Agreement dated November 7, 2002 between Stephen Kaczynski and the Registrant.(11)
	10.26#**	Severance Agreement dated November 7, 2002 between Terry Maloy and the Registrant.(11)
	10.27#**	Severance Agreement dated November 7, 2002 between Peter Williams and the Registrant.(11)
	10.28**	Wild Oats Markets, Inc. 2001 Nonofficer/Nondirector Equity Incentive Plan. (5)
	10.29**	Amended and Restated Stockholders Agreement among the Registrant and certain parties named therein dated August 1996. (3)
	10.30**	Registration Rights Agreement between the Registrant and certain parties named therein dated July 12, 1996. (3)
	10.31#**	Second Amendment to Employment Agreement between Wild Oats Markets, Inc. and Perry D. Odak, dated June 19, 2002. (9)
	10.32#**	Third Amendment to Employment Agreement between Wild Oats Markets, Inc. and Perry D. Odak, dated August 7, 2002. (9)
	10.33**	Assignment of Kaczynski Employment Agreement, dated June 29, 2002, between Registrant and Sparky, Inc. (9)
	10.34**	Assignment of Dunlap Employment Agreement, dated June 29, 2002, between Registrant and Wild Oats Financial, Inc. (9)
	10.35**	Second Amended and Restated Credit Agreement dated as of February 26, 2002, among Registrant, the lenders named therein and Wells Fargo Bank National Association, as Administrative Agent. Portions have been omitted pursuant to a request for confidential treatment.(11)
	10.36**	Tree of Life Agreement, dated June 14, 2002. Portions have been omitted pursuant to a request for confidential treatment.(12)
	21.1**	List of subsidiaries.(11)
	23**	Consent of PricewaterhouseCoopers LLP, independent accountants.(11)
	99.1+	CEO Certification
	99.2+	CFO Certification

_________________________________________

#	Management Compensation Plan.
**	Previously filed.
+	Included herewith.
(1)	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 28, 1996 (File No. 0-21577).
(2)	Incorporated by reference from the Registrant’s Amendment No. 2 to the Registration Statement on Form S-3 filed with the Commission on November 10, 1999 (File No. 333-88011).
(3)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-11261) filed on August 30, 1996.
(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-66347) filed on October 30, 1998.
(5)	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 29, 2001 (File No. 0-21577), filed on March 27, 2002.
(6)	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 1, 2000 (File No. 0-21577).
(7)	Incorporated by reference from the Registrant’s Form 10-Q for the period ended March 31, 2001 (File No. 0-21577).
(8)	Incorporated by reference from the Registrant’s Form 10-Q for the period ended June 30, 2001 (File No. 0-21577).
(9)	Incorporated by reference from the Registrant’s Form 10-Q for the period ended June 29, 2002 (File No. 0-21577).
(10)	Incorporated by reference from the Registrant’s Form 8-K filed on May 5, 1998 (File No. 0-21577).
(11)	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 28, 2002 (File No. 0-21577).
(12)	Incorporated by reference from the Registrant’s Form 8-K filed on July 1, 2002 (File No. 0-21577).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Wild Oats Markets, Inc. (Registrant)

Date: April 28, 2003	By: /s/ Edward F. Dunlap Edward F. Dunlap Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Certification of CEO Pursuant to

18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Perry D. Odak, Chief Executive Officer of Wild Oats Markets, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K/A of Wild Oats Markets, Inc. (the "Registrant");

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

Date: April 28, 2003

/s/ Perry D. Odak
Perry D. Odak, Chief Executive Officer

Certification of CFO Pursuant to

18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Edward Dunlap, Chief Financial Officer of Wild Oats Markets, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K/A of Wild Oats Markets, Inc. (the "Registrant");

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

Date: April 28, 2003

/s/ Edward F. Dunlap
Edward F. Dunlap, Chief Financial Officer