Form 10-Q
period 2003-03-29
WILD OATS MARKETS INC
filed 2003-05-13
CIK 909990

TABLE OF CONTENTS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2003

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 0-21577

WILD OATS MARKETS, INC.

(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of Incorporation or organization)	84-1100630 (I.R.S. Employer Identification Number)

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

  Yes       ( X )       No      (   )

As of May 1, 2003, there were 29,744,305 shares outstanding of the Registrant's Common Stock (par value $.001 per share).

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

WILD OATS MARKETS, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	March 29, 2003 (unaudited)	December 28, 2002

ASSETS

Current assets:
Cash and cash equivalents	$ 10,652	$ 11,367
Inventories	49,159	47,175
Accounts receivable	3,933	2,524
Income tax receivable	240	250
Prepaid expenses and other current assets	2,455	2,163
Deferred tax asset	4,081	4,656

Total current assets	70,520	68,135

Property and equipment, net	122,230	122,359
Goodwill, net	106,404	106,404
Other intangible assets, net	7,307	7,415
Deposits and other assets	3,985	3,622
Deferred tax asset	15,223	15,650

	$ 325,669	$ 323,585

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 39,333	$ 34,819
Book overdraft	23,540	22,777
Accrued liabilities	38,560	37,943
Current portion of debt and capital leases	16	146

Total current liabilities	101,449	95,685

Long-term debt and capital leases	38,890	43,075
Other long-term obligations	15,945	17,923

	156,284	156,683
Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares
authorized; no shares issued and outstanding
Common stock, $0.001 par value; 60,000,000 shares
authorized; 29,716,958 and 29,658,660 shares
issued and outstanding, respectively	30	30
Additional paid-in capital	214,196	213,482
Note receivable, related party	(10,340)	(10,200)
Accumulated deficit	(33,928)	(35,368)
Accumulated other comprehensive loss	(573)	(1,042)

Total stockholders' equity	169,385	166,902

	$ 325,669	$ 323,585

The accompanying notes are an integral part of the consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Operations

(in thousands, except per-share data) (unaudited)

	THREE MONTHS ENDED
	March 29, 2003	March 30, 2002

Sales	$ 235,987	$ 233,013
Cost of goods sold and occupancy costs	165,128	165,370

Gross profit	70,859	67,643
Operating expenses:
Direct store expenses	50,864	50,469
Loss (gain) on disposal of assets	1,468	(57)
Selling, general and administrative expenses	15,977	14,174
Pre-opening expenses	922	368
Restructuring and asset impairment income	(1,736)	(652)

Income from operations	3,364	3,341
Interest income	(176)	(180)
Interest expense	993	2,435
Loss on early extinguishment of debt	186

Income before income taxes	2,361	1,086
Income tax expense	921	418

Net income	$ 1,440	$ 668

Net income per common share:
Basic	$ 0.05	$ 0.03
Diluted	$ 0.05	$ 0.03

Weighted average common shares outstanding, basic	29,704	24,823
Dilutive effect of stock options	212	278

Weighted average common shares outstanding, assuming dilution	29,916	25,101

The accompanying notes are an integral part of the consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	THREE MONTHS ENDED
	March 29, 2003	March 30, 2002

Net income	$ 1,440	$ 668

Other comprehensive income (loss):
Foreign currency translation adjustments arising
during the period	218	(92)
Recognition of hedge results to interest expense
during the period, net of tax of $163 and $188,
respectively	272	314
Change in market value of cash flow hedge during
the period, net of tax of $13 and $27, respectively	(21)	46

Other comprehensive income	469	268

Comprehensive income	$ 1,909	$ 936

The accompanying notes are an integral part of the consolidated financial statements

WILD OATS MARKETS, INC.

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	THREE MONTHS ENDED

	March 29, 2003	March 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 1,440	$ 668
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation and amortization	5,570	5,398
Loss (gain) on disposal of property and equipment	1,468	(57)
Deferred tax expense	873	351
Income tax benefit from employee exercise of stock options	12	2
Restructuring and asset impairment income	(1,736)	(652)
Loss on early extinguishment of long-term debt	186
Other	77	(109)
Change in assets and liabilities:
Inventories, net	(1,921)	5,906
Receivables, net, and other assets	(1,591)	(586)
Accounts payable	5,252	809
Accrued liabilities	855	1,963

Net cash provided by operating activities	10,485	13,693

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,621)	(2,713)
Proceeds from sale of property and equipment		2

Net cash used in investing activities	(6,621)	(2,711)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under line-of-credit agreement	(5,100)	(13,000)
Repayments on notes payable, long-term debt and capital leases	(37,094)	(3,150)
Proceeds from long-term debt	37,879
Payment of debt issuance costs	(721)
Proceeds from issuance of common stock	485	563

Net cash used in financing activities	(4,551)	(15,587)

Effect of exchange rate changes on cash	(28)

Net decrease in cash and cash equivalents	(715)	(4,605)
Cash and cash equivalents at beginning of period	11,367	18,840

Cash and cash equivalents at end of period	$ 10,652	$ 14,235

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued in payment of note payable		$ 1,000

Settlement of note payable against accounts receivable		$ 200

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

The consolidated balance sheet as of March 29, 2003, the consolidated statements of operations and comprehensive income for the three months ended March 29, 2003 and March 30, 2002, as well as the consolidated statements of cash flows for the three months ended March 29, 2003 and March 30, 2002 have been prepared without an audit. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement thereof, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

Certain prior period information has been reclassified to conform to the current presentation.

2.	Implementation of New Accounting Pronouncements

The Company receives allowances from its vendors through a variety of programs and arrangements, including cooperative advertising and markdown reimbursement programs. The allowances are intended to offset the Company's costs of promoting, advertising and selling the vendors' products in its stores. Vendor allowances are recognized as a reduction of cost of sales or related selling expense when the intended purpose of the vendor funds is satisfied. Cooperative advertising allowances are reported as a reduction of advertising expense in the period in which the advertising occurs. Markdown reimbursements are credited to cost of goods sold during the period in which the related promotional markdown is taken.

The FASB's Emerging Issues Task Force ("EITF") Issue No. 02-16, Accounting By a Customer (Including a Reseller) for Cash Consideration Received From a Vendor addressed the accounting treatment for vendor allowances. The adoption of EITF Issue No. 02-16 in fiscal 2003 did not have a material impact on the Company's financial position or results of operations.

The FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, An Interpretation of ARB 51 ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As of March 29, 2003, the Company was not party to a VIE; therefore, management believes FIN 46 will not have a material effect on the Company.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure provisions as of December 28, 2002.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued on July 30, 2002. SFAS No. 146 will require companies to recognize costs associated with exit or disposal activities when they occur rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 became effective for the Company on January 1, 2003 and management believes it will have no material effect on the Company's historical financial results.

During the second quarter ended June 29, 2002, the Company adopted the provisions of SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145, among other things, rescinds SFAS No. 4, which required that gains and losses from extinguishment of debt be classified as an extraordinary item, net of related income tax effects. SFAS No. 145 is to be applied in fiscal years beginning after May 15, 2002 and encourages early application of the rescission of SFAS No. 4. In connection with the refinancing of its credit facility, the Company incurred a non-cash charge to write off the remaining unamortized debt issuance cost from its prior credit facility in the first quarter of fiscal 2003 of approximately $186,000, which is included in operating net income.

3.	New Accounting Pronouncements

During April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities, resulting primarily from decisions reached by the FASB Derivatives Implementation Group subsequent to the original issuance of SFAS No. 133. This Statement is generally effective prospectively for contracts and hedging relationships entered into after June 30, 2003. Management believes that adoption of SFAS No. 149 will have minimal impact on the Company.

4.	Stock-Based Compensation

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

At March 29, 2003, the Company has six stock-based employee compensation plans, which are described more fully in Note 10 - Stock Plans and Options in our fiscal 2002 Annual Report filed on Form 10-K for the period ended December 28, 2002. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. Some stock-based employee compensation cost is reflected in net income for options issued at a discount as Board of Directors compensation. All other options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant; therefore, no other employee compensation cost is reflected in net income.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended, to stock-based employee compensation:
THREE MONTHS ENDED

	March 29, 2003	March 30, 2002

Net income, as reported	$ 1,440	$ 668
Add: Stock-based employee compensation expense included in
reported net income, net of tax	132	14
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of tax	(638)	(485)

Pro forma net income	$ 934	$ 197

Earnings per share:
Basic - as reported	$ 0.05	$ 0.03

Basic - pro forma	$ 0.03	$ 0.01

Diluted - as reported	$ 0.05	$ 0.03

Diluted - pro forma	$ 0.03	$ 0.01

5.	Property and Equipment

As a result of the significant store closings, remodels and resets, the Company undertook a review of all fixtures and equipment in its stores, including a physical inventory in conjunction with an asset tagging exercise.  During the first quarter of fiscal 2003, the Company substantially completed the review and recorded a $1.5 million loss on disposal of fixtures and equipment that will no longer be used in the stores.  This loss approximates a 1.2% write-down of the fixed assets carrying value.

6.	Debt Covenant Compliance and Liquidity

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

7.	Derivatives and Hedging Activities

In accordance with the Company’s interest rate risk-management strategy and as required by the terms of the Company’s credit facility, in September 2000, the Company entered into a swap agreement to hedge the interest rate on $30.0 million of its borrowings as of March 29, 2003. The swap agreement locks in a one-month LIBOR rate of 6.7% and expires in August 2003. The fair value of the swap at March 29, 2003 was ($547,000), which has been recorded in the accompanying balance sheet in accrued liabilities.  There is no obligation to renew the swap under the refinanced facility.

8.	Earnings Per Share

Earnings per share are calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, except where the effect of their inclusion would be antidilutive (i.e., in a loss period). Antidilutive stock options of 2,113,188 and 1,568,007 for the three months ended March 29, 2003 and March 30, 2002, respectively, were not included in the earnings per share calculations.

9.	Goodwill and Finite Lived Intangible Assets

During the first quarter of fiscal 2003, no goodwill was recognized as a result of acquisitions, no goodwill was impaired, and no other changes in the carrying amount of goodwill occurred.

Finite lived intangible assets consist of the following (in thousands):
	March 29, 2003	December 28, 2002

Leasehold interests	$ 9,035	$ 9,035
Liquor licenses and other intangibles	116	104

	9,151	9,139
Less accumulated amortization	(1,844)	(1,724)

	$ 7,307	$ 7,415

Amortization expense related to finite lived intangible assets was $120,000 and $118,000 for the three months ended March 29, 2003 and March 30, 2002, respectively. The estimated amortization of finite lived intangible assets for each of the five fiscal years ending in fiscal 2007 is as follows (in thousands):
FISCAL YEAR	AMORTIZATION EXPENSE

2003	$ 479
2004	$ 482
2005	$ 482
2006	$ 466
2007	$ 462

10.	Restructuring and Asset Impairment Income

During the first quarter of fiscal 2003, the Company recorded restructuring income of $1.7 million consisting of the following components:
Change in estimate related to lease-related liabilities for sites previously identified for closure or sale that were closed,
sold or disposed of during the first quarter of fiscal 2003	$ (0.4 million)

Change in estimate related to lease-related liabilities for sites
previously identified for closure or sale	(1.3 million)

Total restructuring income	$ (1.7 million)

Details of the significant components are as follows:

  Change in estimate related to lease-related liabilities for sites previously identified for closure or sale that were closed, sold or disposed of during the first quarter of fiscal 2003 ($0.4 million of restructuring income) - During the first quarter of fiscal 2003, the Company completed payment obligations under a lease for a site located in West Hartford, Connecticut and under lease termination agreements for sites located in West Hollywood, California and Kansas City, Missouri. The Company closed the commissary facility in Federal Heights, Colorado after weather-related structural damage rendered the facility untenantable. Based on these changes in facts and circumstances, the Company reversed the remaining lease-related liabilities previously recorded for these locations and therefore recognized restructuring income of $0.4 million during the first quarter of fiscal 2003.

  Change in estimate related to lease-related liabilities for sites previously identified for closure or sale ($1.3 million of restructuring income) - During the first quarter of fiscal 2003, the Company reviewed the viability of a subtenant in Fort Collins, Colorado and determined the subtenant's business stability supported reversal of the remaining reserves of $0.6 million. Subsequent to the first quarter of fiscal 2003, the Company negotiated the early termination of leases in Cleveland, Ohio and Santa Fe, New Mexico with payment obligations to terminate in the second and fourth quarters of fiscal 2003, respectively. The settlements were for less than previouly estimated and accrued, and $1.0 million was reversed to income. Offsetting this income, the Company recorded a charge of $0.3 million for the difference between the terms of a new signed sublease for a closed location in Hartford, Connecticut, and the terms of the prior sublease for the same location under which the prior subtenant had defaulted. Based on these changes in facts and circumstances and the related changes in estimates, the Company adjusted or reversed the remaining lease-related liabilities previously recorded for these locations and recognized net restructuring income of $1.3 million during the first quarter of fiscal 2003.

The following table summarizes accruals related to the Company's restructuring activities during the first three months of fiscal 2003 (in thousands):
EXIT PLANS	1999 AND PRIOR	Q2 2000	Q4 2000	Q2 2001	Q4 2001	Q4 2002	TOTAL

Balance,
12/28/02	$ 2,123	$ 1,162	$ 2,351	$ 6,032	$ 2,844	$ 3,552	$ 18,064

New accruals:
Lease-
related
liabilities	313	(250)	(230)	(701)	(868)		(1,736)

Cash paid -
Severance				(1)			(1)

Cash paid -
Lease-
related
liabilities	(133)	(73)	(170)	(494)	(133)		(1,003)

Balance,	1	1	1	1	1	1
03/29/03	$ 2,303	$ 839	$ 1,951	$ 4,836	$ 1,843	$ 3,552	$ 15,324

1	The restructuring accrual balance consists of lease-related liabilities.

As of March 29, 2003, the components of the accruals related to the Company's restructuring activities are accrued liabilities ($4.0 million) and other long-term obligations ($11.3 million).

11.	Income Taxes

The Company has a $19.3 million net deferred tax asset, primarily as a result of the $54.9 million of restructuring and asset impairment charges recorded during fiscal 2001. For the three months ended March 29, 2003, the Company recorded $921,000 of income tax expense, as a result of income before income taxes of $2.4 million during the period. The recoverability of the net deferred tax asset is primarily dependent upon the Company generating sufficient taxable income in the future. Although realization of the net deferred tax asset is not assured, the Company believes it is more likely than not that the Company will generate sufficient taxable income in the future to realize the full amount of the deferred tax asset. The Company's assessment is based on projections that assume that the Company can maintain its current store contribution margin. Furthermore, the Company expects to maintain the aggregate sales growth experienced over the past five years, which would generate additional taxable income. The primary uncertainty related to the realization of the deferred tax asset is the Company's ability to achieve its four-year business plan and generate future taxable income to realize the full amount of the deferred tax asset. The Company believes that the sales, gross margin, store contribution margin, and selling, general and administrative expenses assumptions in its four-year business plan are reasonable and, more likely than not, attainable. The Company will continue to assess the recoverability of the net deferred tax asset, and to the extent it is determined in the future that a valuation allowance is required, it will be recognized as a charge to earnings at that time.

12.	Related Party Transactions

The Company and Perry D. Odak, the Company's Chief Executive Officer and President, and a director of the Board, entered into an employment agreement in March 2001. As part of Mr. Odak's employment agreement, the Company agreed to purchase his home in York, Pennsylvania if he was unable to sell it within a specific period of time. In July 2001, the Company arranged for a relocation service to purchase the home from Mr. Odak for $1.6 million. Despite substantial marketing efforts, the relocation service was unable to sell the house for a reasonable price. In November 2002, Mr. Odak offered to repurchase the house for the original $1.6 million he had received. At December 28, 2002, Mr. Odak had remitted $1.35 million to the Company as partial consideration to fund the purchase and the remaining funds were funded by Mr. Odak's fiscal 2002 bonus of $250,000 to which he was contractually entitled. On March 6, 2003, the Company remitted the $1.6 million to the relocation service.

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

13.	Contingencies

Wild Oats Markets Canada, Inc., as successor to Alfalfa's Canada, Inc., a Canadian subsidiary of the Company, is a defendant in Helen Fakhri and Ady Aylon, as Representative Plaintiffs v. Alfalfa's Canada, Inc., a class action suit brought in the Supreme Court, British Columbia, Canada in October 2002 by representative plaintiffs alleging to represent two classes of plaintiffs - those who contracted Hepatitis A allegedly through the consumption of food purchased at a Capers Community Market in the spring of 2002, and those who were inoculated against Hepatitis A as a result of news alerts by Capers and the Vancouver Health Authority. In April 2003, the plaintiffs filed a motion for certification of the litigation as a class action lawsuit. The Company intends to vigorously defend both class certification and the suit itself. The Company is not able to estimate the potential outcome of the suit at this time.

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

During the normal course of its business, the Company has made certain indemnities under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities to the Company's landlords for losses arising from the Company's use and occupation of leased premises and indemnities to directors and officers of the Company to the maximum extent permitted by the laws of the State of Delaware. The duration of these indemnities varies, and in certain cases, is indefinite. In addition, the majority of these indemnities do not provide for any limitation of the maximum potential future payments the Company would be obligated to make. As such, the Company is unable to estimate with any reasonableness its potential exposure under the indemnities. The Company has not recorded any liability for the indemnities in the accompanying consolidated balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is both reasonably determinable and probable. The Company carries specific and general liability insurance policies, which the Company believes would provide, in most circumstances, some, if not total, recourse to any claims arising from these indemnifications.

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

Overview

Marketing and Merchandising Initiatives and Operational Improvements. In fiscal 2003, we are implementing or completing programs and controls designed to promote steady growth in value to our stakeholders, including but not limited to:

  centralized buying and pricing
  centralized scale hosting
  centralized back door replenishment
  sku rationalization and new item introductions
  validated asset tracking
  resetting, remerchandising and remodeling our stores
  increased staff training and product demonstrations

We have begun executing on our real estate strategy, and to the date of this report have signed leases or letters of intent for 27 proposed new sites opening in fiscal 2003 and fiscal 2004. In the first quarter of fiscal 2003 and continuing to the date of filing this report on Form 10-Q, we signed 10 new leases; five of which are for stores proposed to open during fiscal 2003, with the remaining five leases for stores scheduled to open in fiscal 2004.

In the first quarter of fiscal 2003, we were named 19th in a list of the 100 best corporate citizens for 2002 in the United States by Business Ethics Magazine.

Store format. We operate two store formats: the natural foods supermarket and farmers market formats. The natural foods supermarket format store, operated under the Wild Oats(R) Natural Marketplace and Nature's(R) - A Wild Oats Market tradenames, is generally 20,000 to 35,000 gross square feet, and the farmers market store, operated under the Henry's Marketplace(R) and Sun Harvest(TM) tradenames, is generally 15,000 to 25,000 gross square feet. In the first quarter of fiscal 2003, we opened stores using our natural foods supermarket format prototype design in Portland, Maine and Louisville, Kentucky. We have also redesigned the prototype for our farmers market store format, and opened our first prototype store in Costa Mesa, California in the first quarter of fiscal 2003.

Store openings, closings and remodels. At March 29, 2003, we had 102 stores located in 25 states and Canada, as compared to 102 stores in 23 states and Canada at the end of the first quarter of fiscal 2002. In the first quarter of fiscal 2003, we opened three new stores in Costa Mesa, California, Louisville, Kentucky and Portland, Maine. Subsequent to the first quarter of fiscal 2003, we closed one underperforming store in Los Angeles, California. In fiscal 2003, we have commenced major remodeling and/or major resetting of seven of our stores, four of which were completed in the first quarter of fiscal 2003.

We currently have an inventory of 12 vacant sites comprising closed store and office locations and excess unoccupied space acquired during acquisitions or other leasing transactions, for which we have rent obligations; appropriate accruals have been made for such obligations. In the first quarter of fiscal 2003, we terminated one lease for a vacant site and added excess space adjacent to a new store to the inventory of vacant sites. Subsequent to the first quarter of fiscal 2003, we negotiated the termination of two leases for vacant sites, and added one closed store. We are actively seeking subtenants or assignees for the spaces, although many of the sites are difficult to sublease or assign because of unusual site characteristics, surpluses of vacant retail space in the markets in which the sites are located, or because the remaining lease terms are relatively short.

In February of 2003, we completed a refinancing of $75.0 million under our existing credit facility with a group of banks led by the lead bank in our former credit facility. The funds available under the credit facility will be used to finance proposed growth of nine to 13 new stores in fiscal 2003, up to 15 to 20 stores in fiscal 2004 and up to 20 to 25 stores in fiscal 2005. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Critical Accounting Policies and Estimates. Our discussion and analysis of the Company's financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. See our fiscal 2002 Annual Report filed on Form 10-K for the period ended December 28, 2002, for disclosures of critical accounting policies. See also "Notes to Consolidated Financial Statements - Note 2 - Implementation of New Accounting Pronouncements and Note 3 - New Accounting Pronouncements" for disclosure of the effect of new accounting pronouncements during the first quarter of fiscal 2003.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of sales:
	THREE MONTHS ENDED

	March 29, 2003	March 30, 2002

Sales	100.0%	100.0%
Cost of goods sold and occupancy costs	70.0	71.0

Gross margin	30.0	29.0
Direct store expenses	21.6	21.6
Loss (gain) on disposal of assets	0.6	(0.0)
Selling, general and administrative expenses	6.8	6.1
Pre-opening expenses	0.3	0.1
Restructuring and asset impairment charges	(0.7)	(0.3)

Income from operations	1.4	1.5
Interest income	(0.1)	(0.1)
Interest expense	0.4	1.1
Loss on early extinguishment of debt	0.1

Income before income taxes	1.0	0.5
Income tax expense	0.4	0.2

Net income	0.6%	0.3%

Sales. Sales for the three months ended March 29, 2003, increased 1.3% to $236.0 million from $233.0 million in the same period in fiscal 2002. The year-to-date increase was primarily attributed to four new store openings. Comparable store sales were negative 0.9% for the first quarter of fiscal 2003, as compared to a positive 7.3% in the first quarter of fiscal 2002, due to continued disruptions in operations resulting from our SKU rationalization program, distributor transition, and out-of-stocks in private label products as we phase into a new private label program, as well as a continued weakening in the economy, a shift of the Easter holiday from the first quarter of fiscal 2002 to the second quarter of fiscal 2003, adverse weather conditions, including a record-setting blizzard affecting more than 10% of our store base that contribute over 20% of our total sales, and road construction adjacent to a number of our stores.

Gross Profit. Gross profit for the three months ended March 29, 2003 increased 4.8% to $70.9 million from $67.6 million in the same period in fiscal 2002. As a percentage of sales, gross profit increased to 30.0% in the first quarter of fiscal 2003 from 29.0% in the same period in fiscal 2002 due primarily to price optimization, improved procurement and shrink reduction strategies.

Direct Store Expenses. Direct store expenses for the three months ended March 29, 2003 increased 0.8% to $50.9 million from $50.5 million in the same period in fiscal 2002. As a percentage of sales, direct store expenses remained constant at 21.6% in the first quarter of fiscal 2003 compared to the same period in fiscal 2002 as a result of consistent execution of operational improvements.

Loss (Gain) on Disposal of Assets. Loss (gain) on disposal of assets for the three months ended March 29, 2003 increased to a $1.5 million loss from a $57,000 gain in the same period in fiscal 2002.  As a result of the significant store closings, remodels and resets, we undertook a physical inventory of all fixtures and equipment in our stores, in conjunction with an asset tagging exercise.  During the first quarter of fiscal 2003, we substantially completed the physical inventory and recorded a $1.5 million loss on disposal of fixtures and equipment (approximately 1.2% of our fixed assets carrying value) that we will no longer use in our stores.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 29, 2003 increased 12.7% to $16.0 million from $14.2 million in the same period in fiscal 2002. As a percentage of sales, selling, general and administrative expenses increased to 6.8% in the first quarter of fiscal 2003 from 6.1% in the same period in fiscal 2002. The increases are attributable to the addition of employees and associated expenses as we prepare for future growth.

Pre-Opening Expenses. Pre-opening expenses for the three months ended March 29, 2003, increased to $922,000 compared to $368,000 during the same period in fiscal 2002. As a percentage of sales, pre-opening expenses increased to 0.3% in the first quarter of fiscal 2003 from 0.1% in the same period in fiscal 2002, due to the opening of three new stores in the first quarter of fiscal 2003 as compared to the anticipated opening of one new store in the second quarter of fiscal 2002.

Restructuring and Asset Impairment Income. During the first quarter of fiscal 2003, we recorded restructuring income of $1.7 million. Details of the significant components are as follows:

  Change in estimate related to lease-related liabilities for sites previously identified for closure or sale that were closed, sold or disposed of during the first quarter of fiscal 2003 ($0.4 million of restructuring income) - During the first quarter of fiscal 2003, we completed payment obligations under a lease for a site located in West Hartford, Connecticut and under lease termination agreements for sites located in West Hollywood, California and Kansas City, Missouri. We also closed a Colorado commissary facility after weather-related structural damage rendered the facility untenantable. Based on these facts and circumstances, we reversed the remaining lease-related liabilities previously recorded for these locations and therefore recognized restructuring income of $0.4 million during the first quarter of fiscal 2003.
  Change in estimate related to lease-related liabilities for sites previously identified for closure or sale ($1.3 million of restructuring income) - During the first quarter of fiscal 2003, we reviewed the viability of a subtenant in Fort Collins, Colorado and determined the subtenant's business stability supported reversal of the remaining reserves of $0.6 million. Subsequent to the first quarter of fiscal 2003, we negotiated the early termination of leases in Cleveland, Ohio and Santa Fe, New Mexico with payment obligations to terminate in the second and fourth quarters of fiscal 2003, respectively. The settlements were for less than previouly estimated and accrued, and $1.0 million was reversed to income. Offsetting this income, we recorded a charge of $0.3 million for the difference between the terms of a new signed sublease for a closed location in Hartford, Connecticut, and the terms of the prior sublease for the same location under which the prior subtenant had defaulted. Based on these changes in facts and circumstances and the related changes in estimates, we adjusted or reversed the remaining lease-related liabilities previously recorded for these locations and recognized net restructuring income of $1.3 million during the first quarter of fiscal 2003.

Interest Income. Interest income for the three months ended March 29, 2003 decreased 2.2% to $176,000 from $180,000 for the same period in fiscal 2002, as a result of a lower level of daily invested funds.

Interest Expense. Interest expense for the three months ended March 29, 2003 decreased 59.2% to $1.0 million from $2.4 million in the same period in fiscal 2002, due to decreased borrowings during the three-month period. Due to the current state of the U.S. economy, management believes that the variable interest rates will remain constant during the next six to 12 months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt for the three months ended March 29, 2003 was $186,000 due to the refinancing of the credit facility, which required the write-off of the unamortized debt costs associated with the old facility.

Income Tax Expense. For the three months ended March 29, 2003, we recorded $921,000 of income tax expense, as a result of income before income taxes of $2.4 million during the period. Our effective tax rate on income from continuing operations will be in the range of 38.5% to 40.0% for fiscal 2003. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources" below.

Liquidity and Capital Resources

Our primary sources of capital have been cash flow from operations (which includes trade payables), bank indebtedness, and the sale of equity securities. Primary uses of cash have been the financing of new store development, new store openings, relocations, remodels and acquisitions and repayment of debt.

Net cash provided by operating activities was $10.5 million during the first three months of fiscal 2003 as compared to $13.7 million during the same period in fiscal 2002. Cash from operating activities decreased during this period primarily due to changes in working capital items, primarily inventory. We have not required significant external financing to support inventory requirements at our existing and new stores because we have been able to rely on vendor financing for most of the inventory costs, and we anticipate that vendor financing will continue to be available for new store openings.

Net cash used in investing activities was $6.6 million during the first three months of fiscal 2003 as compared to $2.7 million during the same period in fiscal 2002. The increase is due to an increase in capital expenditures for new stores and remodels.

Net cash used in financing activities was $4.6 million during the first three months of fiscal 2003 as compared to $15.6 million during the same period in fiscal 2002. The decrease reflects lower debt repayments due to an increase in capital expenditures and a decrease in cash flow from operations.

We have a net deferred tax asset of $19.3 million on our balance sheet, primarily as a result of $54.9 million of restructuring and asset impairment charges recorded during fiscal 2001. The net deferred tax asset will reduce cash required for payment of federal and state income taxes, as we believe we will generate sufficient taxable income for realization of the asset in the future. The recoverability of the net deferred tax asset is primarily dependent upon the Company generating sufficient taxable income in the future. Although realization of the net deferred tax asset is not assured, we believe it is more likely than not that the Company will generate sufficient taxable income in the future to realize the full amount of the deferred tax asset. Our assessment is based on projections that assume that the Company can maintain its current store contribution margin. Furthermore, we expect to maintain the sales growth experienced over the past five years that would generate additional taxable income. The primary uncertainty related to the realization of the deferred tax asset is the Company's ability to achieve its four-year business plan and generate future taxable income to realize the full amount of the deferred tax asset. We believe that the sales, gross margin, store contribution margin, and selling, general and administrative expenses assumptions in our four-year business plan are reasonable and, more likely than not, attainable. We will continue to assess the recoverability of the net deferred tax asset and to the extent it is determined in the future that a valuation allowance is required, it will be recognized as a charge to earnings at that time.

Refinancing of Credit Facility. On February 26, 2003, we completed the refinancing of our credit facility with Wells Fargo Bank N.A., our former administrative agent, again acting as lead bank and administrative agent. Our new facility has a $75.0 million limit, which we believe to be adequate for our current borrowing needs, with a three-year term with a one-year renewal option. Under the new facility, we have the option to increase the total facility to $135.0 million through the addition of new lenders and through the agreement of the current lending group to increase their total commitments.  Outstanding borrowings under the new facility were approximately $38.9 million as of March 29, 2003.

As part of the new facility, we have given our lenders collateral in the form of cash, equipment and fixtures, inventory and other assets. We have also granted leasehold mortgages in those leasehold interests previously mortgaged to secure our former credit facility, although we have no obligation to provide an interest in any new leaseholds. The new facility contains limitations on capital expenditures and the signing of new leases, although we believe such limitations will not restrict our announced growth plans of nine to 13 stores in fiscal 2003, up to 15 to 20 stores in fiscal 2004 and up to 20 to 25 stores in fiscal 2005. The interest rate on the facility is currently either prime plus 1.0% or one-month LIBOR plus 2.25% at our election, and the rates modify depending on the ratio of average total funded debt, as defined under the credit facility, plus six times rent expense, to EBITDAR for the four fiscal quarter periods then ended, as calculated on our quarterly compliance certificate. Additionally, we are charged a commitment fee on the unused portion of the line ranging from 0.25% to 0.5% based on performance objectives as defined in the credit agreement. We believe that cash generated from operations and available under our credit facility will be sufficient to meet our capital expenditure requirements in fiscal 2003.

Capital Expenditures. We spent approximately $6.6 million during the first three months of fiscal 2003 for new store construction, development, remodels and other capital expenditures, exclusive of acquisitions. Our average capital expenditures to open a leased store, including leasehold improvements, equipment and fixtures, have ranged from approximately $2.0 million to $5.0 million historically, excluding inventory costs and initial operating losses. We anticipate that the average capital expenditures to open a natural foods supermarket format store will be $2.5 million to $3.0 million in the future; however, our ability to negotiate turnkey leases in the future will result in substantially lower capital expenditure per store, in return for a slightly higher rent rate over the lease term. Our average capital expenditures to open a farmers market format store are estimated at $1.5 million to $2.0 million in the future. Delays in opening new stores may result in increased capital expenditures and increased pre-opening costs for the site, as well as lower than planned sales for the Company.

The cost of initial inventory for a new store is approximately $300,000 to $600,000 depending on the store format; however, we obtain vendor financing for most of this cost. Pre-opening costs for natural foods supermarket format stores currently are between $400,000 and $500,000 per store, and pre-opening costs for farmers market format stores are between $200,000 and $300,000, and are expensed as incurred. The amounts and timing of such pre-opening costs will depend upon the availability of new store sites and other factors, including the location of the store and whether it is in a new or existing market for us, the size of the store, and the required build-out at the site.

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

The Company's exposure to interest rate changes is primarily related to its variable rate debt issued under its credit facility. On February 26, 2003, the Company refinanced the credit facility and reduced the total commitment available to a $75.0 million revolving line of credit, with a three-year term expiring February 25, 2006. The interest rate on the amended facility is currently either prime plus 1.0% or one-month LIBOR plus 2.25%, at our election, and the rates modify depending on the ratio of average total funded debt, as defined under the credit facility, plus six times rent expense, to EBITDAR for the four fiscal quarter periods then ended, as calculated on our quarterly compliance certificate. Because the interest rate on the facility is variable, based upon the prime rate or LIBOR, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding non-hedged variable rate debt as of March 29, 2003, would be an annual increase or decrease of approximately $89,000 in interest expense and a corresponding decrease or increase of approximately $54,000 in the Company's net income after taxes.

In September 2000, as required by the Company's former credit facility, the Company entered into an interest rate swap to hedge its exposure on variable rate debt positions. Variable rates are predominantly linked to LIBOR as determined by one-month intervals. The interest rate provided by the swap fixed one-month LIBOR at 6.7%. At March 29, 2003, the notional principal amount of the interest rate swap agreement was $30.0 million, expiring in August 2003. There is no obligation to renew the swap under the refinanced facility. The notional amount is the amount used for the calculation of interest payments that are exchanged over the life of the swap transaction on the amortized principal balance. In the first quarter of fiscal 2003, the loss, net of taxes, included in other comprehensive income for this cash flow hedge was approximately $272,000.

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Wild Oats Markets Canada, Inc., as successor to Alfalfa's Canada, Inc., a Canadian subsidiary of the Company, is a defendant in Helen Fakhri and Ady Aylon, as Representative Plaintiffs v. Alfalfa's Canada, Inc., a class action suit brought in the Supreme Court, British Columbia, Canada in October 2002 by representative plaintiffs alleging to represent two classes of plaintiffs - those who contracted Hepatitis A allegedly through the consumption of food purchased at a Capers Community Market in the spring of 2002, and those who were inoculated against Hepatitis A as a result of news alerts by Capers and the Vancouver Health Authority. In April 2003, the plaintiffs filed for certification of the suit as a class action lawsuit. The Company intends to vigorously defend both class certification and the suit itself. The Company is not able to estimate the potential outcome of the suit at this time.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

The Audit Committee of the Board of Directors pre-approves all non-audit services provided by the Company's independent accountants, PricewaterhouseCoopers LLP. The aggregate fees billed for non-audit services rendered for the first quarter of fiscal 2003 were $16,000, for tax services.

Item 6.  Exhibits and Reports on Form 8-K
(a)	Exhibits:
Exhibit 10.1 – Second Amended and Restated Credit Agreement dated as of February 26, 2002, among Registrant, the lenders named therein and Wells Fargo Bank National Association, as Administrative Agent. Portions have been omitted pursuant to a request for confidential treatment. Incorporated by reference from the Registrant’s Form 10-K filed for the year ended December 29, 2002 (File No. 0-21577).
Exhibit 99.1 - CEO Certification

Exhibit 99.2 - CFO Certification

(b)	Reports on Form 8-K:

	(1)	Report dated February 3, 2003 on Form 8-K, reported under Item 5, "Other Events," announcing change in Board membership.

	(2)	Report dated February 26, 2003 on Form 8-K, reported under Item 5, "Other Events," announcing fourth quarter 2002 and fiscal 2002 financial results.

	(3)	Report dated May 9, 2003 on Form 8-K, reported under Item 5, "Other Events," announcing addition of Board member.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, County of Boulder, State of Colorado, on the 13th day of May, 2003.

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

	b)	evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 13, 2003

/s/ Perry D. Odak
Perry D. Odak, Chief Executive Officer

CERTIFICATION OF CFO
Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Edward F. Dunlap, Chief Financial Officer of Wild Oats Markets, Inc., certify that:

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

	b)	evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 13, 2003

/s/ Edward F. Dunlap
Edward F. Dunlap, Chief Financial Officer