Form 10-Q
period 2003-06-28
WILD OATS MARKETS INC
filed 2003-08-12
CIK 909990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2003

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 0-21577

WILD OATS MARKETS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	84-1100630 (I.R.S. Employer Identification Number)

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
  Yes       ( X )       No      (    )

As of August 1, 2003, there were 29,882,306 shares outstanding of the Registrant's Common Stock (par value $.001 per share).

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

WILD OATS MARKETS, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	June 28,	December 28,
	2003 (unaudited)	2002

ASSETS

Current assets:
Cash and cash equivalents	$ 15,275	$ 11,367
Inventories	47,785	47,175
Accounts receivable	3,087	2,524
Income tax receivable	328	250
Prepaid expenses and other current assets	2,252	2,163
Deferred tax asset	4,910	4,656

Total current assets	73,637	68,135

Property and equipment, net	123,963	122,359
Goodwill, net	106,404	106,404
Other intangible assets, net	7,244	7,415
Deposits and other assets	3,926	3,622
Deferred tax asset	13,050	15,650

	$ 328,224	$ 323,585

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 42,622	$ 34,819
Book overdraft	22,483	22,777
Accrued liabilities	35,955	37,943
Current portion of debt and capital leases	16	146

Total current liabilities	101,076	95,685

Long-term debt and capital leases	39,886	43,075
Other long-term obligations	14,330	17,923

	155,292	156,683
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 60,000,000 shares authorized, 29,826,948 and 29,658,660 shares issued and outstanding, respectively	30	30
Additional paid-in capital	215,175	213,482
Note receivable, related party	(10,482)	(10,200)
Accumulated deficit	(31,745)	(35,368)
Accumulated other comprehensive loss	(46)	(1,042)

Total stockholders’ equity	172,932	166,902
	$ 328,224	$ 323,585

The accompanying notes are an integral part of the consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Operations

(in thousands, except per-share data) (unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Sales	$ 242,248	$ 236,186	$ 478,235	$ 469,200
Cost of goods sold and occupancy costs	171,026	164,758	336,154	330,129

Gross profit	71,222	71,428	142,081	139,071
Operating expenses:
Direct store expenses	50,327	51,510	101,191	101,922
Loss (gain) on disposal of assets	(100)	-	1,368	-
Selling, general and administrative expenses	16,797	14,761	32,774	28,934
Pre-opening expenses	101	645	1,023	1,014
Restructuring and asset impairment income	(145)	-	(1,881)	(652)

Income from operations	4,242	4,512	7,606	7,853
Interest income	179	193	355	373
Interest expense	(842)	(2,347)	(1,835)	(4,782)
Loss on early extinguishment of debt	-	-	(186)	-

Income before income taxes	3,579	2,358	5,940	3,444
Income tax expense	1,396	860	2,317	1,278

Net income	$ 2,183	$ 1,498	$ 3,623	$ 2,166

Net income per common share:
Basic	$ 0.07	$ 0.06	$ 0.12	$ 0.09
Diluted	$ 0.07	$ 0.06	$ 0.12	$ 0.09

Weighted average common shares outstanding, basic	29,775	25,016	29,739	24,919
Dilutive effect of stock options	487	929	323	632

Weighted average common shares outstanding, assuming dilution	30,262	25,945	30,062	25,551

The accompanying notes are an integral part of the consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net income	$ 2,183	$ 1,498	$ 3,623	$ 2,166

Other comprehensive income (loss):
Foreign currency translation adjustments arising during the period	270	210	488	118
Recognition of hedge results to interest expense during the period, net of tax of $153, $182, $316, and 370, respectively	256	303	528	617
Change in market value of cash flow hedge during the period, net of tax of $0, $194, $12, and $167, respectively	1	(323)	(20)	(277)

Other comprehensive income	527	190	996	458

Comprehensive income	$ 2,710	$ 1,688	$ 4,619	$ 2,624

The accompanying notes are an integral part of the consolidated financial statements

WILD OATS MARKETS, INC.

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	SIX MONTHS ENDED

	June 28,	June 29,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 3,623	$ 2,166
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	10,866	10,528
Loss (gain) on disposal of property and equipment	1,368	(39)
Deferred tax expense	1,983	820
Income tax benefit from employee exercise of stock options	111
Restructuring and asset impairment income	(1,881)	(652)
Loss on early extinguishment of long-term debt	186	-
Other	(5)	(60)
Change in assets and liabilities:
Inventories, net	(455)	6,596
Receivables, net, and other assets	(281)	2,746
Accounts payable	7,416	(236)
Accrued liabilities	(2,884)	1,900

Net cash provided by operating activities	20,047	23,769

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13,516)	(4,644)
Proceeds from sale of property and equipment	4	5

Net cash used in investing activities	(13,512)	(4,639)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under line-of-credit agreement	(4,100)	(21,000)
Repayments on notes payable, long-term debt and capital leases	(37,098)	(5,730)
Proceeds from long term debt	37,879	-
Payment of debt issuance costs	(721)	-
Proceeds from issuance of common stock	1,343	1,434

Net cash used in financing activities	(2,697)	(25,296)

Effect of exchange rate changes on cash	70	54

Net increase(decrease) in cash and cash equivalents	3,908	(6,112)
Cash and cash equivalents at beginning of period	11,367	18,840

Cash and cash equivalents at end of period	$ 15,275	$ 12,728

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued in payment of note payable		$ 1,210

Settlement of note payable against accounts receivable		$ 200

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

The consolidated balance sheet as of June 28, 2003, the consolidated statements of operations and comprehensive income for the three months and six months ended June 28, 2003 and June 29, 2002, as well as the consolidated statements of cash flows for the six months ended June 28, 2003 and June 29, 2002 have been prepared without an audit. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement thereof, have been made.

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

The unaudited information included in the consolidated financial statements for the three months and six months ended June 28, 2003 and June 29 2002 includes the results of operations of the Company for the 13 weeks and 26 weeks then ended.

2.	Implementation of New Accounting Pronouncements

The Company receives allowances from its vendors through a variety of programs and arrangements, including cooperative advertising and markdown reimbursement programs. The allowances are intended to offset the Company’s costs of promoting, advertising and selling the vendors’ products in its stores. Vendor allowances are recognized as a reduction of cost of sales or related selling expense when the intended purpose of the vendor funds is satisfied. Cooperative advertising allowances are reported as a reduction of advertising expense in the period in which the advertising occurs. Markdown reimbursements are credited to cost of goods sold during the period in which the related promotional markdown is taken.

The FASB’s Emerging Issues Task Force ("EITF") Issue No. 02-16, Accounting By a Customer (Including a Reseller) for Cash Consideration Received From a Vendor addressed the accounting treatment for vendor allowances. The adoption of EITF Issue No. 02-16 in fiscal 2003 did not have a material impact on the Company’s financial position or results of operations.

The FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, An Interpretation of ARB 51 ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As of June 28, 2003, the Company was not party to a VIE; therefore, management believes FIN 46 will not have a material effect on the Company.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure provisions as of December 28, 2002 and it had no impact.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued on July 30, 2002. SFAS No. 146 will require companies to recognize costs associated with exit or disposal activities when they occur rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 became effective for the Company on January 1, 2003 and management believes it will have no material effect on the Company’s financial position or historical financial results.

During the quarter ended June 29, 2002, the Company adopted the provisions of SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145, among other things, rescinds SFAS No. 4, which required that gains and losses from extinguishment of debt be classified as an extraordinary item, net of related income tax effects. SFAS No. 145 is to be applied in fiscal years beginning after May 15, 2002 and encourages early application of the rescission of SFAS No. 4. In connection with the refinancing of its credit facility, the Company incurred a non-cash charge to write off the remaining unamortized debt issuance cost from its prior credit facility in the first quarter of fiscal 2003 of approximately $186,000, which is included in income from continuing operations.

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

During May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company currently has no financial instruments falling within the scope of this Statement, therefore, management believes that adoption of SFAS No. 150 will have minimal impact on the Company.

4.	Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure ("SFAS 148"). The statement amends SFAS 123 to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 improves the prominence and clarity of the pro forma disclosures required by SFAS 123 by prescribing a specific tabular format and by requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent. In addition, SFAS 148 improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002.

At June 28, 2003, the Company has seven stock-based employee compensation plans, six of which are described more fully in Note 10 – Stock Plans and Options in our fiscal 2002 Annual Report filed on Form 10-K for the period ended December 28, 2002, and one of which was created in the second fiscal quarter of 2003 as an inducement to employment for a new executive. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. Some stock-based employee compensation cost is reflected in net income for options issued at a discount as Board of Directors compensation. All other options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant; therefore, no other employee compensation cost is reflected in net income.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended, to stock-based employee compensation:
	THREE MONTHS ENDED		SIX MONTHS ENDED

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net income, as reported	$ 2,183	$ 1,498	$ 3,623	$ 2,166
Add: Stock-based employee compensation expense included in reported net income, net of tax	23	117	155	131
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(771)	(709)	(1,409)	(1,198)

Pro forma net income	1,435	906	2,369	1,099

Earnings per share
Basic – as reported	$ 0.07	$ 0.06	$ 0.12	$ 0.09

Basic – pro forma	$ 0.05	$ 0.04	$ 0.08	$ 0.04

Diluted – as reported	$ 0.07	$ 0.06	$ 0.12	$ 0.09

Diluted - pro forma	$ 0.05	$ 0.03	$ 0.08	$ 0.04

5.	Property and Equipment

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

As part of the new credit facility, the Company gave the lenders collateral in the form of security interest in accounts, equipment and fixtures, inventory and other assets. The Company has also granted a leasehold mortgage in those leasehold interests previously mortgaged to secure the former credit facility, although it has no obligation to provide an interest in any new leaseholds. The new credit facility contains limitations on capital expenditures and the signing of new leases. The interest rate on the facility is currently either prime plus 1.0% or one-month LIBOR plus 2.25%, at the Company’s election, and the rates modify depending on the ratio of average total funded debt, as defined under the credit facility, plus six times rent expense, to EBITDAR for the four fiscal quarter periods then ended, as calculated on the Company’s quarterly compliance certificate. The Company believes that cash generated from operations and available under its credit facility will be sufficient to meet its capital expenditure requirements in fiscal 2003.

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

In accordance with the Company’s interest rate risk-management strategy and as required by the terms of the Company’s credit facility, in September 2000, the Company entered into a swap agreement to hedge the interest rate on $30.0 million of its borrowings as of March 29, 2003. The swap agreement locks in a one-month LIBOR rate of 6.7% and expires in August 2003. The fair value of the swap at June 28, 2003 was ($136,000), which has been recorded in the accompanying balance sheet in accrued liabilities. There is no obligation to renew the swap under the refinanced facility.

8.	Earnings Per Share

Earnings per share are calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, except where the effect of their inclusion would be anti-dilutive. Anti-dilutive stock options of 1,212,503 and 1,420,861 for the three months and 1,701,874 and 1,288,177 for the six months ended June 28, 2003 and June 29, 2002, respectively, were not included in the earnings per share calculations.

9.	Goodwill and Finite Lived Intangible Assets

During the second quarter of fiscal 2003, no goodwill was recognized as a result of acquisitions, no goodwill was impaired, and no other changes in the carrying amount of goodwill occurred.

Finite lived intangible assets consist of the following (in thousands):
	June 28,	December 28,
	2003	2002

Leasehold interests	$ 9,035	$ 9,035
Liquor licenses and other intangibles	168	104

	9,203	9,139
Less accumulated amortization	(1,959)	(1,724)

	$ 7,244	$ 7,415

Amortization expense related to finite lived intangible assets was $121,000 and $119,000 for the three months and $243,000 and $237,000 for the six months ended June 28, 2003 and June 29, 2002, respectively. The estimated amortization of finite lived intangible assets for each of the five fiscal years ending in fiscal 2007 is as follows (in thousands):
FISCAL YEAR	AMORTIZATION EXPENSE

2003	$ 484
2004	$ 485
2005	$ 485
2006	$ 469
2007	$ 465

10.	Restructuring and Asset Impairment Income

During the second quarter of fiscal 2003, the Company recorded restructuring income of $145,000 consisting of the following components:
Change in estimate related to lease-related liabilities for sites previously identified for closure or sale that were closed, sold or disposed of during the second quarter of fiscal 2003	$ (2,195,000)

Severance for employees terminated during the second quarter of fiscal 2003	117,000

Change in estimate related to lease-related liabilities for sites previously identified for closure or sale	1,933,000

Total restructuring income	$ (145,000)

Details of the significant components are as follows:

  Change in estimate related to lease-related liabilities for sites previously identified for closure or sale that were closed, sold or disposed of during the second quarter of fiscal 2003 ($2,195,000 of restructuring income) – During the second quarter of fiscal 2003, the Company concluded a sublease transaction with a subtenant in Irvine, California, the viability of whose business led the Company to determine that the subtenant’s business stability supported reversal of the remaining reserves of $2,195,000.

  Severance for employees terminated in the second quarter of fiscal 2003 ($117,000 of restructuring expense) – During the second quarter of fiscal 2003, 37 employees were notified of their involuntary termination in conjunction with the closure of two stores in Irvine and Los Angeles, California. As of June 28, 2003, $41,000 of involuntary termination benefits had been paid to these employees; the remaining benefits of $76,000 will be paid during the third quarter of fiscal 2003.
  Changes in estimate related to lease-related liabilities for sites previously identified for closure or sale ($1,933,000 of restructuring expense) – During the second quarter of fiscal 2003, the Company determined that additional time will be needed to dispose of certain lease obligations for four vacant sites. This determination was largely driven by results of current disposition efforts by the Company, and is attributable to poor marketability and/or unattractive characteristics of the space, which may require improvement allowances and rent concessions by the Company. As a result, the Company increased its estimated reserves for these sites by $1,988,000. Offsetting this charge was $55,000 in restructuring income related to the early termination of leases in Cleveland, Ohio and Santa Fe, New Mexico. Based on these changes in facts and circumstances and the related changes in estimates, the Company adjusted or reversed the remaining lease-related liabilities previously recorded for these locations and recognized net restructuring expense of $1,933,000 during the second quarter of fiscal 2003.

During the first quarter of fiscal 2003, the Company recorded restructuring income of $1,736,000 consisting of the following components:
Change in estimate related to lease related liabilities for sites previously identified for closure or sale that were closed, sold or disposed of during the first quarter of fiscal 2003	$ (441,000)

Change in estimate related to lease-related liabilities for sites previously identified for closure or sale	(1,295,000)

Total restructuring income	$ (1,736,000)

Details of the significant components are as follows:

  Change in estimate related to lease-related liabilities for sites previously identified for closure or sale that were closed, sold or disposed of during the first quarter of fiscal 2003 ($441,000 of restructuring income) – During the first quarter of fiscal 2003, the Company completed payment obligations under a lease for excess space located in West Hartford, Connecticut, and under lease termination agreements for sites located in West Hollywood, California and Kansas City, Missouri. The Company closed a commissary facility in Federal Heights, Colorado, after weather-related structural damage rendered the facility untenantable. Based on these changes in facts and circumstances, the Company reversed the remaining lease-related liabilities previously recorded for these locations and, therefore, recognized restructuring income of $441,000 during the first quarter of fiscal 2003.
  Changes in estimate related to lease-related liabilities for sites previously identified for closure or sale ($1,295,000 of restructuring income) – During the first quarter of fiscal 2003, the Company reviewed the viability of a subtenant in Fort Collins, Colorado, and determined the subtenant’s business stability supported reversal of the remaining reserves of $628,000 which had been previously established. Subsequent to the first quarter of fiscal 2003, the Company negotiated the early termination of leases in Cleveland, Ohio and Santa Fe, New Mexico, with payment obligations to terminate in the second and fourth quarters of fiscal 2003, respectively. The settlements were for less than previously estimated and accrued, and $980,000 was reversed to income. Offsetting this income, the Company recorded a charge of $313,000 for the difference between the terms of a new signed sublease for a closed location in Hartford, Connecticut, and the terms of a prior sublease for the same location under which the prior subtenant had defaulted. Based on these changes in facts and circumstances and the related changes in estimates, the Company adjusted or reversed the remaining lease-related liabilities previously recorded for these locations and recognized net restructuring income of $1,295,000 during the first quarter of fiscal 2003.

The following table summarizes accruals related to the Company’s restructuring activities during the first six months of fiscal 2003 (in thousands):

	1999
EXIT	AND	Q2	Q4	Q2	Q4	Q4
PLANS	PRIOR	2000	2000	2001	2001	2002	TOTAL

Balance:
December 28, 2002	$ 2,123	$ 1,162	$ 2,351	$ 6,032	$ 2,844	$ 3,552	$ 18,064

New accruals:
Lease-related liabilities	313	(250)	(230)	(701)	(868)	-	(1,736)

Cash paid:
Severance	-	-	-	(1)	-	-	(1)
Lease-related liabilities	(133)	(73)	(170)	(494)	(133)		(1,003)

Balance:
March 29, 2003	$ 2,303	$ 839	$ 1,951	$ 4,836	$ 1,843	$ 3,552	$ 15,324

New accruals:
Severance	-	-	-	-	-	117	117
Lease-related liabilities	477		1,726	(107)	(26)	(2,332)	(262)

Cash paid:
Severance	-	-	-	-	-	(41)	(41)
Lease-related liabilities	(210)	(76)	(295)	(148)	(1,817)	(52)	(2,598)

Balance:	1	1	1	1		2
June 28, 2003	$ 2,570	$ 763	$ 3,382	$ 4,581	$ -	$ 1,244	$ 12,540

Note:	1. The restructuring accrual balance consists of lease-related liabilities.
2. The restructuring accrual balance consists of lease-related liabilities and $76,000 for employee termination benefits.

As of June 28, 2003, the components of the accruals related to the Company’s restructuring activities are accrued liabilities of $3.1 million and other long-term obligations of $9.4 million.

11.	Income Taxes

The Company has a $19.3 million net deferred tax asset as of June 28, 2003, primarily as a result of the $54.9 million of restructuring and asset impairment charges recorded during fiscal 2001. For the three months ended June 28, 2003, the Company recorded $1.4 million of income tax expense, primarily as a result of income before income taxes of $3.6 million during the period. For the six months ended June 28, 2003, the Company recorded $2.3 million of income tax expense, as a result of income before income taxes of $5.9 million during the period. The recoverability of the net deferred tax asset is primarily dependent upon the Company generating sufficient taxable income in the future. Although realization of the net deferred tax asset is not assured, the Company believes it is more likely than not that the Company will generate sufficient taxable income in the future to realize the full amount of the deferred tax asset. The Company's assessment is based on projections that assume that the Company can maintain its current store contribution margin. Furthermore, the Company expects to maintain the aggregate sales growth experienced over the past five years, which would generate additional taxable income. The primary uncertainty related to the realization of the deferred tax asset is the Company’s ability to achieve its four-year business plan and generate future taxable income to realize the full amount of the deferred tax asset. The Company believes that the sales, gross margin, store contribution margin, and selling, general and administrative expenses assumptions in its four-year business plan are reasonable and, more likely than not, attainable. The Company will continue to assess the recoverability of the net deferred tax asset, and to the extent it is determined in the future that a valuation allowance is required, it will be recognized as a charge to earnings at that time.

12.	Related Party Transactions

In September 2002, the Company filed suit against Michael Gilliland and Elizabeth Cook, former officers and directors and greater than 5% stockholders of the Company, together with two individuals and three limited liability corporations, for a temporary restraining order and damages related to a breach of Mr. Gilliland’s noncompetition covenant, contained in his 1996 employment agreement, arising from the opening of a competitive grocery store in New Mexico. A jury trial is scheduled for October 2004.

13.	Contingencies

Wild Oats Markets Canada, Inc., as successor to Alfalfa’s Canada, Inc., a Canadian subsidiary of the Company, is a defendant in Helen Fakhri and Ady Aylon, as Representative Plaintiffs v. Alfalfa’s Canada, Inc., a class action suit brought in the Supreme Court, British Columbia, Canada in October 2002 by representative plaintiffs alleging to represent two classes of plaintiffs – those who contracted Hepatitis A allegedly through the consumption of food purchased at a Capers Community Market in the spring of 2002, and those who were inoculated against Hepatitis A as a result of news alerts by Capers and the Vancouver Health Authority. In April 2003, the plaintiffs filed a motion for certification of the litigation as a class action lawsuit. The Company intends to vigorously defend both class certification and the suit itself. The Company is not able to estimate the potential outcome of the suit at this time.

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

During the normal course of its business, the Company has provided certain indemnities under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities to the Company’s landlords for losses arising from the Company’s use and occupation of leased premises and indemnities to directors and officers of the Company to the maximum extent permitted by the laws of the State of Delaware. The duration of these indemnities varies, and in certain cases, is indefinite. In addition, the majority of these indemnities do not provide for any limitation of the maximum potential future payments the Company would be obligated to make. As such, the Company is unable to estimate with any reasonableness its potential exposure under the indemnities. The Company has not recorded any liability for the indemnities in the accompanying consolidated balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is both reasonably determinable and probable. The Company carries specific and general liability insurance policies, which the Company believes would provide, in most circumstances, some, if not total, recourse to any claims arising from these indemnifications.

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

Overview

Marketing and Merchandising Initiatives and Operational Improvements. In fiscal 2003, we are implementing or completing initiatives and controls, designed to drive continued improvement in our business and, ultimately, promote steady growth in value to our stakeholders. These initiatives include, but are not limited to:

  revised private label program
  enhanced customer service and staff training
  centralized buying and pricing
  centralized scale hosting
  centralized back door receiving and replenishment
  SKU rationalization and new item introductions
  validated asset tracking
  remodeling and resetting merchandise in our stores

We continue to execute our real estate strategy. To the date of this report, we have signed leases or letters of intent for 30 proposed new sites opening in fiscal 2003, fiscal 2004 and fiscal 2005. In the second quarter of fiscal 2003 and continuing to the date of filing this report on Form 10-Q, we signed 13 new leases for stores scheduled to open in fiscal 2003 and 2004. These include locations for both our Wild Oats and Henry’s Marketplace stores.

New Marketing Initiatives: In the second quarter of fiscal 2003, we launched new marketing initiatives to complement our existing advertising flyer program in key markets, including Denver, Colorado, Albuquerque, New Mexico and Portland, Oregon. These initiatives included direct mail with coupons and radio advertising. Based on the early positive results of these programs, we intend to use these marketing tactics on a market-by-market basis in the future where store densities in a market warrant their use, or where we face increasing competition.

Store formats. We operate two store formats: the natural foods supermarket and farmers market formats. The natural foods supermarket format store, operated under the Wild Oats(R) Natural Marketplace trade name, is generally 20,000 to 35,000 gross square feet, and the farmers market store, operated under the Henry’s Marketplace(R) and Sun Harvest(TM) tradenames, is generally 15,000 to 25,000 gross square feet.

Store openings, closing, remodels and property dispositions. At June 28, 2003, we had 100 stores located in 25 states and Canada, as compared to 102 stores in 23 states and Canada at the end of the second quarter of fiscal 2002. In the second quarter of fiscal 2003, we opened no new stores and closed under-performing stores in Los Angeles and Irvine, California. In fiscal 2003, through the date of this report, we have opened four new stores, including one new store in Lexington, Kentucky opened in August 2003. We currently have new store sites under construction and scheduled for opening in 2003 in Chino Hills, California; Colorado Springs and Denver, Colorado; Franklin, Tennessee and Park City, Utah. In fiscal 2003, we have commenced remodeling and/or major resetting of 15 of our stores, six of which were completed in the second quarter of fiscal 2003.

We currently have an inventory of 10 vacant sites comprising closed store and office locations and excess unoccupied space acquired during acquisitions or other leasing transactions, for which we have rent obligations; appropriate accruals have been made for such obligations. In the second quarter of fiscal 2003, we added one closed store to the inventory of vacant sites, sublet one store site and negotiated the termination of two leases.

Factors Impacting Results of Operations

Our results of operations have been and will continue to be affected by, among other things:

  the number, timing and mix of store openings, acquisitions, relocations, remodels or closings availability of capital
  impact of merchandising and marketing initiatives
  economic conditions
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

New stores build their sales volumes and refine their merchandise selection gradually and, as a result, generally have lower gross margins and higher operating expenses as a percentage of sales than more mature stores. We anticipate that the new stores opened in fiscal 2003 will experience operating losses for the first six months of operation, in accordance with trends for new, prototype stores opened in fiscal 2002 and 2003.

The construction or acquisition of new stores, remodeling of existing stores, as well as completion of capital purchases of new technology systems necessary for efficient operation of our business require substantial capital expenditures. In the past, our capital expenditures have been funded by cash generated from operations, bank debt and equity financing proceeds. These sources of capital may not be available to us in the future; in addition, our credit agreement contains limitations on our ability to make capital expenditures.

We have implemented and continue to implement merchandising and marketing initiatives in our stores. There can be no assurances that these programs will be successful in those stores.

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

We are subject to a myriad of local, state and federal regulations governing the operation of our stores and support facilities. Such laws can have a material impact on our sales volume, costs of goods and direct store expenses. In addition, from time to time we are audited by various governmental agencies for compliance with existing laws, and we could be subject to fines or operational modifications as a result of noncompliance.

The Company currently purchases approximately 28.2% of its aggregate cost of goods for all product categories for all stores from its existing primary distributor, Tree of Life, Inc. Any significant disruption in the supply of goods from Tree of Life or other distributors or vendors could have a material impact on our overall sales volume and cost of goods.

Our stock price has been and continues to be fairly volatile. Volatility in our stock price may affect our future ability to raise proceeds from equity financings, enter into borrowing relationships, or affect our ability to obtain new store sites on favorable economic terms.

Critical Accounting Policies and Estimates. Our discussion and analysis of the Company’s financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are contingent upon future events or otherwise not readily determinable. The appropriateness of these policies and estimates are evaluated on an on going basis with the resulting adjustments from any revisions reflected in the financial statements. Actual results may differ from our estimates.

We believe the following accounting policies affect the material estimates used in the preparation of our consolidated financial statements.

  Insurance and Self-Insurance Reserves – The Company is self-insured for certain losses relating to workers’ compensation claims, general liability, and employee medical and dental benefits. The Company has purchased stop-loss coverage to limit its exposure to any significant levels of claims. Self-insured losses are accrued based upon the Company’s estimates of the aggregate insured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company’s historical claim experiences. If the Company experiences an increase in claims, if actuarial assumptions are inaccurate, or if insurance industry costs increase beyond current expectations, then additional reserves may be required. Based upon critical review of actual historical claims development patterns for the Company, as well as for the industry, in the second quarter of fiscal 2003, the Company revised certain claim development assumptions used in estimating its workers’ compensation and general liability reserves for earlier claim years, resulting in a reduction of selling, general, administrative expenses, and direct store expenses.
  Inventory Valuation – Store inventories are valued principally at the lower of cost or market, with cost primarily determined under the retail inventory method on a first-in first-out basis. Certain highly perishable inventories are valued primarily at the lower of cost or market, with cost determined on a first-in, first-out basis. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates, including shrinkage, which could impact the ending inventory valuation at cost as well as the resulting gross margins.

See our Fiscal 2002 Annual Report filed on Form 10-K for the period ended December 28, 2002, for additional disclosures of critical accounting policies. See also "Notes to Consolidated Financial Statements – Note 2 – Implementation of New Accounting Pronouncements and Note 3 – New Accounting Pronouncements" for disclosure of the effect of new accounting pronouncements during the second quarter of fiscal 2003.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of sales:
	THREE MONTHS ENDED		SIX MONTHS ENDED

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	70.6	69.8	70.3	70.4

Gross margin	29.4	30.2	29.7	29.6
Direct store expenses	20.8	21.8	21.1	21.7
Loss (gain) on disposal of assets	0.0	(0.0)	0.3	(0.0)
Selling, general and administrative expenses	6.9	6.2	6.9	6.2
Pre-opening expenses	0.0	0.3	0.2	0.2
Restructuring and asset impairment income	(0.1)	(0.0)	(0.4)	(0.1)

Income from operations	1.8	1.9	1.6	1.7
Interest income	0.1	0.0	0.1	0.0
Interest expense	(0.4)	0.9	(0.4)	0.9
Loss on early extinguishment of debt	0.0	0.0	0.0	0.0

Income before income taxes	1.5	1.0	1.3	0.7
Income tax expense	0.6	0.4	0.5	0.3

Net income	0.9%	0.6%	0.8%	0.5%

Sales. Sales for the three months ended June 28, 2003, increased 2.6% to $242.2 million from $236.2 million in the same period in fiscal 2002. Sales for the six months ended June 28, 2003, increased 1.9% to $478.2 million from $469.2 million in the same period in fiscal 2002. The quarter and year-to-date increases were primarily attributed to three new store openings in the first six months of fiscal 2003, as compared to one new store opening in the first six months of fiscal 2002. We calculate comparable store sales net of coupons and discounts commencing in the thirteenth full month of operations for new, relocated and acquired stores. Comparable store sales were negative 0.1% for the second quarter of fiscal 2003, as compared to a positive 5.2% in the second quarter of fiscal 2002, due to increased competitive pressures, continued operational modifications and issues, a continued weak economy and road construction adjacent to 5% of our stores. We anticipate sales will slowly increase as we open five additional new stores in the remainder of fiscal 2003 and move into the holiday season.

Gross Profit. Gross profit for the three months ended June 28, 2003 decreased 0.3% to $71.2 million from $71.4 million in the same period in fiscal 2002. Gross profit for the six months ended June 28, 2003, increased 2.2% to $142.1 million from $139.1 million in the same period in fiscal 2002, primarily due to the higher merchandise margins in key product categories in the first quarter of fiscal 2003. As a percentage of sales, gross profit decreased to 29.4% in the second quarter of fiscal 2003 from 30.2 % in the same period in fiscal 2002, due partly to increased produce costs, coupon redemptions from direct marketing campaigns in targeted markets, as well as discounts given on close out merchandise as part of the closure of two stores in the second quarter of fiscal 2003 and the Company’s on-going efforts to reduce slow-moving items to make room for new products in its stores.

Direct Store Expenses. Direct store expenses for the three months ended June 28, 2003 decreased 2.3% to $50.3 million from $51.5 million in the same period in fiscal 2002. Direct store expenses for the six months ended June 28, 2003 decreased 0.7% to $101.2 million from $101.9 million in the same period in fiscal 2002, due to a continued focus on store-level expenses, as well as a significant decline in workers’ compensation liability estimates resulting from lower rates of injury incidents. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates."   As a percentage of sales, direct store expenses decreased to 20.7% in the second quarter of fiscal 2003 from 21.8% in the same period in fiscal 2002, as a result of consistent execution of operational improvements.

Loss (Gain) on Disposal of Assets. Loss (gain) on disposal of assets for the six months ended June 28, 2003 increased to a $1.4 million loss from a $57,000 gain in the same period in fiscal 2002. During the first quarter of fiscal 2003, we substantially completed a physical inventory of fixtures and equipment and recorded a $1.5 million loss on disposal of fixtures and equipment (approximately 1.2% of our fixed assets carrying value) that we will no longer use in our stores.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 28, 2003 increased 13.8% to $16.8 million from $14.8 million in the same period in fiscal 2002. Selling, general and administrative expenses for the six months ended June 28, 2003 increased 13.3% to $32.8 million from $28.9 million in the same period in fiscal 2002, due to increased marketing spending and increases in staffing to support certain IT initiatives focused on back door receiving, order replenishment, and labor scheduling, as well as the addition of regional staff to open and support new store growth. As a percentage of sales, selling, general and administrative expenses increased to 6.9% in the second quarter of fiscal 2003 from 6.2% in the same period in fiscal 2002. We anticipate that selling, general and administrative expenses will gradually decrease as a percentage of sales during the remainder of the year as we focus on expense control and add five new stores to our sales base.

Pre-Opening Expenses. Pre-opening expenses for the three months ended June 28, 2003, decreased to $101,000 compared to $645,000 during the same period in fiscal 2002. Pre-opening expenses for the six months ended June 28, 2003, increased 0.9% over the same period in fiscal 2002 due to the opening of three stores in the first six months of fiscal 2003, as compared to one store opening in the same period in 2002. As a percentage of sales, pre-opening expenses decreased to zero percent in the second quarter of fiscal 2003 from 0.3% in the same period in fiscal 2002, due to the opening of no new stores, as compared to the opening of one new store in the same period in 2002. Pre-opening expenses should increase in the aggregate in the third and fourth quarters as we prepare for five new store openings in the remainder of fiscal 2003.

Restructuring and Asset Impairment Income. During the second quarter of fiscal 2003, we recorded restructuring income of $145,000. Details of the significant components are as follows:

  Change in estimate related to lease-related liabilities for sites previously identified for closure or sale that were closed, sold or disposed of during the second quarter of fiscal 2003 ($2,195,000 of restructuring income) – During the second quarter of fiscal 2003, we reviewed the viability of a subtenant in Irvine, California, and determined the subtenant’s business stability supported reversal of the remaining reserves of $2,195,000.
  Severance for employees terminated in the second quarter of fiscal 2003 ($117,000 of restructuring expense) – During the second quarter of fiscal 2003, 37 employees were notified of their involuntary termination in conjunction with the closure of stores in Irvine and Los Angeles, California. As of June 28, 2003, $41,000 of involuntary termination benefits had been paid to these employees; the remaining benefits of $76,000 will be paid during the third quarter of fiscal 2003.
  Changes in estimate related to lease-related liabilities for sites previously identified for closure or sale $(1,933,000 of restructuring expense) – During the second quarter of fiscal 2003, we determined that additional time will be needed to dispose of certain lease obligations for four sites. This determination was largely driven by results of current disposition efforts, and is attributable to poor marketability and/or unattractive characteristics of the space, which may require improvement allowances and rent concessions by the Company. As a result, the company increased its estimated reserves for these sites by $1,988,000. Offsetting this charge was $55,000 in restructuring income related to the early termination of leases in Cleveland, Ohio and Santa Fe, New Mexico. Based on these changes in facts and circumstances and the related changes in estimates, we adjusted or reversed the remaining lease-related liabilities previously recorded for these locations and recognized net restructuring expense of $1,933,000 during the second quarter of fiscal 2003.

During the first quarter of fiscal 2003, the Company recorded restructuring income of $1,736,000 consisting of the following components:

  Change in estimate related to lease-related liabilities for sites previously identified for closure or sale that were closed, sold or disposed of during the first quarter of fiscal 2003 ($441,000 of restructuring income) – During the first quarter of fiscal 2003, we completed payment obligations under a lease for excess space located in West Hartford, Connecticut, and under lease termination agreements for sites located in West Hollywood, California and Kansas City, Missouri. We closed a commissary facility in Federal Heights, Colorado, after weather-related structural damage rendered the facility untenantable. Based on these changes in facts and circumstances, the Company reversed the remaining lease-related liabilities previously recorded for these locations and, therefore, recognized restructuring income of $441,000 during the first quarter of fiscal 2003.
  Changes in estimate related to lease-related liabilities for sites previously identified for closure or sale ($1,295,000 of restructuring income) – During the first quarter of fiscal 2003, we reviewed the viability of a subtenant in Fort Collins, Colorado, and determined the subtenant’s business stability supported reversal of the remaining reserves of $628,000. Subsequent to the first quarter of fiscal 2003, we negotiated the early termination of leases in Cleveland, Ohio and Santa Fe, New Mexico, with payment obligations to terminate in the second and fourth quarters of fiscal 2003, respectively. The settlements were for less than previously estimated and accrued, and $980,000 was reversed to income. Offsetting this income, we recorded a charge of $313,000 for the difference between the terms of a new signed sublease for a closed location in Hartford, Connecticut, and the terms of the prior sublease for the same location under which the prior subtenant had defaulted. Based on these changes in facts and circumstances and the related changes in estimates, we adjusted or reversed the remaining lease-related liabilities previously recorded for these locations and recognized net restructuring income of $1,295,000 during the first quarter of fiscal 2003.

Interest Income. Interest income for the three months ended June 28, 2003 decreased 7.3% to $179,000 from $193,000 for the same period in fiscal 2002, as a result of a lower level of daily-invested funds. Interest income for the six months ended June 28, 2003 decreased 4.8% to $355,000 from $373,000 for the same period in fiscal 2002, due to a lower level of invested funds.

Interest Expense. Interest expense for the three months ended June 28, 2003 decreased 64.1% to $842,000 from $2.3 million in the same period in fiscal 2002, due to decreased borrowings during the three-month period. Interest expense for the six-month period ended June 28, 2003 decreased 61.6% to $1.8 million from $4.8 million as compared with the same period in fiscal 2002, due to decreased borrowings and the lower interest rate on our current credit facility entered into in February 2003. Due to the current state of the U.S. economy, we believe that the variable interest rates will remain constant during the next six to 12 months. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" below.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt for the six months ended June 28, 2003 was $186,000 due to the refinancing of the credit facility in the first quarter, which required the write-off of the unamortized debt costs associated with the old facility.

Income Tax Expense. For the three months ended June 28, 2003, we recorded $1.4 million of income tax expense, as a result of income before income taxes of $3.6 million during the period. Income tax expense for the six months ended June 28, 2003 is $2.3 million as a result of income before taxes of $5.9 million during the same period. Our effective tax rate on income from continuing operations is expected to be in the range of 38.5% to 40.0% for fiscal 2003 as compared to a fiscal 2002 rate of 40.7%. See "Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources" below.

Liquidity and Capital Resources

Our primary sources of capital have been cash flow from operations (which includes trade payables), bank indebtedness, and the sale of equity securities. Primary uses of cash have been the financing of new store development, new store openings, relocations, remodels and acquisitions and repayment of debt.

Net cash provided by operating activities was $20.0 million during the first six months of fiscal 2003 as compared to $23.8 million during the same period in fiscal 2002. Cash from operating activities decreased during this period primarily due to changes in net income and working capital items. We have not required significant external financing to support inventory requirements at our existing and new stores because we have been able to rely on vendor financing for most of the inventory costs, and we anticipate that vendor financing will continue to be available for new store openings.

Net cash used in investing activities was $13.5 million during the first six months of fiscal 2003 as compared to $4.6 million during the same period in fiscal 2002. The increase is due to an increase in capital expenditures for new stores and remodels.

Net cash used in financing activities was $2.7 million during the first six months of fiscal 2003 as compared to $25.3 million during the same period in fiscal 2002. The decrease reflects lower debt repayments under the new credit facility due to an increase in capital expenditures and a decrease in cash flow from operations.

We have a net deferred tax asset of $17.9 million on our balance sheet as of June 28, 2003, primarily as a result of $54.9 million of restructuring and asset impairment charges recorded during fiscal 2001. The recoverability of the net deferred tax asset is primarily dependent upon the Company generating sufficient taxable income in the future which, if achieved, will reduce cash required for payment of federal and state income taxes. Although realization of the net deferred tax asset is not assured, we believe it is more likely than not that the Company will generate sufficient taxable income in the future to realize the full amount of the deferred tax asset. Our assessment is based on projections that assume that the Company can maintain its current store contribution margin. Furthermore, we expect to maintain the sales growth experienced over the past five years that would generate additional taxable income. The primary uncertainty related to the realization of the deferred tax asset is the Company’s ability to achieve its four-year business plan and generate future taxable income to realize the full amount of the deferred tax asset. We believe that the sales, gross margin, store contribution margin, and selling, general and administrative expenses assumptions in our four-year business plan are reasonable and, more likely than not, attainable. We will continue to assess the recoverability of the net deferred tax asset and to the extent it is determined in the future that a valuation allowance is required, it will be recognized as a charge to earnings at that time.

Credit Facility. Our credit facility has a $75.0 million limit, which we believe to be adequate for our current borrowing needs, with a three-year term maturing February 2006, with a one-year renewal option. Under the facility, we have the option to increase the total facility to $135.0 million through the addition of new lenders and through the agreement of the current lending group to increase their total commitments. Outstanding borrowings under the facility were approximately $39.9 million as of June 28, 2003.

As part of the facility, we have given our lenders collateral in the form of cash, equipment and fixtures, inventory, and other assets. We have also granted certain leasehold mortgages. The facility contains limitations on capital expenditures and the signing of new leases, although we believe such limitations will not restrict our announced growth plans. The interest rate on the facility is currently either prime plus 1.0% or one-month LIBOR plus 2.25% at our election, and the rates modify depending on the ratio of average total funded debt, as defined under the credit facility, plus six times rent expense, to EBITDAR for the four fiscal quarter periods then ended, as calculated on our quarterly compliance certificate. Additionally, we are charged a commitment fee on the unused portion of the line ranging from 0.25% to 0.5% based on performance objectives as defined in the credit agreement. We believe that cash generated from operations and available under our credit facility will be sufficient to meet our capital expenditure requirements in fiscal 2003

Capital Expenditures. We spent approximately $6.9 million during the second quarter and $13.5 million during the first six months of fiscal 2003 for new store construction, remodels and other capital expenditures. Our average capital expenditures to open a leased store, including leasehold improvements, equipment and fixtures, have ranged from approximately $2.0 million to $5.0 million historically, excluding inventory costs and initial operating losses. We anticipate that the average capital expenditures to open a natural foods supermarket format store will be $2.5 million to $3.0 million in the future; however, our ability to negotiate turnkey leases in the future will result in substantially lower capital expenditure per store, in return for a slightly higher rent rate over the lease term. Our average capital expenditures to open a farmers market format store are estimated at $1.5 million to $2.0 million in the future. Delays in opening new stores may result in increased capital expenditures and increased pre-opening costs for the site, as well as lower than planned sales for the Company.

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

The Company's exposure to interest rate changes is primarily related to its variable rate debt issued under its credit facility. On February 26, 2003, the Company refinanced the credit facility and reduced the total commitment available to a $75.0 million revolving line of credit, with a three-year term expiring February 25, 2006. The interest rate on the amended facility is currently either prime plus 1.0% or one-month LIBOR plus 2.25%, at our election, and the rates modify depending on the ratio of average total funded debt, as defined under the credit facility, plus six times rent expense, to EBITDAR for the four fiscal quarter periods then ended, as calculated on our quarterly compliance certificate. Because the interest rate on the facility is variable, based upon the prime rate or LIBOR, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding non-hedged variable rate debt as of June 28, 2003, would be an annual increase or decrease of approximately $99,000 in interest expense and a corresponding decrease or increase of approximately $60,000 in the Company’s net income after taxes.

In September 2000, as required by the Company’s former credit facility, the Company entered into an interest rate swap to hedge its exposure on variable rate debt positions. Variable rates are predominantly linked to LIBOR as determined by one-month intervals. The interest rate provided by the swap fixed one-month LIBOR at 6.7%. At June 28, 2003, the notional principal amount of the interest rate swap agreement was $30.0 million, expiring in August 2003. There is no obligation to renew the swap under the refinanced facility. The notional amount is the amount used for the calculation of interest payments that are exchanged over the life of the swap transaction on the amortized principal balance. In the second quarter of fiscal 2003, the loss, net of taxes, included in other comprehensive income for this cash flow hedge was approximately $256,000.

Item 4. Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a–14 under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, as of June 28, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. The design of any future system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders, held on May 5, 2003, the Company’s stockholders elected each of the following directors, and the Company’s Board of Directors for a three-year term: David Chamberlain, Perry Odak and Mark Retzloff. The following number of votes elected the directors

Director	For	Withheld
David Chamberlain	23,528,284	2,293,307
Perry Odak	22,113,964	3,707,627
Mark Retzloff	22,189,284	3,632,307

The remaining directors whose terms continue after the meeting date are John Shields, Brian Devine, David Gallitano, James McElwee and Stacey Bell. One additional director, Ann-Marie Austin-Stephens, was elected by the Board to fill a newly created Board seat in May 2003.

The Company’s stockholders ratified the selection of PricewaterhouseCoopers LLP as independent accountants for the Company for its fiscal year ended December 27, 2003. The shareholders voted for the ratification by the following number of votes:

For	Against	Abstain	Broker Non-Votes
25,043,910	736,822	50,859	0

Item 5.  Other Information

The Audit Committee of the Board of Directors pre-approves all non-audit services provided by the Company’s independent accountants, PricewaterhouseCoopers LLP. The aggregate fees billed for non-audit services rendered for the second quarter of fiscal 2003 were $11,000 for tax services.

Item 6.

(a)	Exhibits. The following exhibits to this report filed on Form 10-Q are furnished as required by Item 601 of Regulation S-K:
	Exhibit Number	Description of Document

	10.1#+	David B. Clark Equity Incentive Plan
	10.2#+	Severance Agreement between Registrant and David B. Clark, dated June 2, 2003
	31.1+	CEO Certification under Section 302 of Sarbanes-Oxley Act of 2002
	31.2+	CFO Certification under Section 302 of Sarbanes-Oxley Act of 2002
	32.1+	CEO Certification under Section 906 of Sarbanes-Oxley Act of 2002
	32.2+	CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K. The Company filed the following report on Form 8-K during the quarterly period ended June 28, 2003:

	(1)	Report dated May 9, 2003, filed on Form 8-K, under Item 5, "Other Events" announcing the addition of a new Board member.
(2)	Report dated May 13, 2003, filed on Form 8-K, under Item 12, "Results of Operations and Financial Condition" regarding Registrant’s results of operations and financial condition for the period ended March 29, 2003.

__________________________________
#	Management Compensation Plan.
+	Included herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, County of Boulder, State of Colorado, on the 11th day of August 2003.
Wild Oats Markets, Inc.
(Registrant)

By: /s/ Edward F. Dunlap
Edward F. Dunlap
Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)