Form 10-Q
period 2003-09-27
WILD OATS MARKETS INC
filed 2003-11-10
CIK 909990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2003

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 0-21577

WILD OATS MARKETS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1100630
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

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

  Yes       ( X )       No      (  )

As of November 4, 2003, there were 30,010,201 shares outstanding of the Registrant's Common Stock (par value $.001 per share).

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

WILD OATS MARKETS, INC.

Consolidated Balance Sheets

(in thousands, except share data) (unaudited)

	September 27,	December 28,
	2003	2002

ASSETS

Current assets:
Cash and cash equivalents	$ 11,211	$ 11,367
Inventories, net	45,836	47,175
Accounts receivable, net	2,860	2,524
Income tax receivable	327	250
Prepaid expenses and other current assets	1,521	2,163
Deferred tax asset	3,217	4,656
Total current assets	64,972	68,135

Property and equipment, net	126,134	122,359
Goodwill, net	106,404	106,404
Other intangible assets, net	7,119	7,415
Deposits and other assets	3,695	3,622
Deferred tax asset	15,269	15,650
	$ 323,593	$ 323,585

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 40,590	$ 34,819
Book overdraft	22,288	22,777
Accrued liabilities	36,080	37,943
Current portion of debt and capital leases	19	146
Total current liabilities	98,977	95,685

Long-term debt and capital leases	37,279	43,075
Other long-term obligations	13,964	17,923
	150,220	156,683
Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 60,000,000 shares authorized, 29,965,041 and 29,658,660 shares issued and outstanding, respectively	30	30
Additional paid-in capital	216,455	213,482
Note receivable, related party	(10,625)	(10,200)
Accumulated deficit	(32,606)	(35,368)
Accumulated other comprehensive income (loss)	119	(1,042)
Total stockholders' equity	173,373	166,902
	$ 323,593	$ 323,585

The accompanying notes are an integral part of the consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Operations

(in thousands, except per-share data) (unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	Sep 27,	Sep 28,	Sep 27,	Sep 28,
	2003	2002	2003	2002

Sales	$ 237,028	$ 228,102	$ 715,263	$ 697,302
Cost of goods sold and occupancy costs	168,158	161,026	504,312	491,155
Gross profit	68,870	67,076	210,951	206,147
Operating expenses:
Direct store expenses	53,114	48,629	154,305	150,605
Selling, general and administrative expenses	15,472	12,705	48,246	41,625
(Gain) loss on disposal of assets	661	13	2,029	(27)
Pre-opening expenses	616	237	1,639	1,251
Restructuring and asset impairment charges (income), net	134	(174)	(1,747)	(826)
Income (loss) from operations	(1,127)	5,666	6,479	13,519
Interest income	199	234	554	603
Interest expense	(484)	(2,368)	(2,319)	(7,146)
Loss on early extinguishment of debt	-	-	(186)	-
Income (loss) before income taxes	(1,412)	3,532	4,528	6,976
Income tax expense (benefit)	(551)	1,360	1,766	2,638
Net income (loss)	$ (861)	$ 2,172	$ 2,762	$ 4,338

Net income per common share:
Basic	$ (0.03)	$ 0.08	$ 0.09	$ 0.17
Diluted	$ (0.03)	$ 0.08	$ 0.09	$ 0.17

Weighted average common shares outstanding, basic	29,898	26,440	29,792	25,425
Dilutive effect of stock options	-	745	377	646
Weighted average common shares outstanding, assuming dilution	29,898	27,185	30,169	26,071

The accompanying notes are an integral part of the consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands) (unaudited)
	THREE MONTHS ENDED		NINE MONTHS ENDED
	Sep 27,	Sep 28,	Sep 27,	Sep 28,
	2003	2002	2003	2002

Net income (loss)	$ (861)	$ 2,172	$ 2,762	$ 4,338

Other comprehensive income:
Foreign currency translation adjustments arising during the period	80	(196)	568	(78)
Recognition of hedge results to interest expense during the period, net of tax of $51, $172, $367, and $542, respectively	85	287	613	904
Change in market value of cash flow hedge during the period, net of tax of $0, $27, $12, and $194, respectively	-	(45)	(20)	(322)

Other comprehensive income	165	46	1,161	504

Comprehensive income (loss)	$ (696)	$ 2,218	$ 3,923	$ 4,842

The accompanying notes are an integral part of the consolidated financial statements

WILD OATS MARKETS, INC.

Consolidated Statements of Cash Flows

(in thousands) (unaudited)
	NINE MONTHS ENDED
	Sep 27,	Sep 28,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 2,762	$ 4,338
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	16,764	15,762
Loss (gain) on disposal of property and equipment	2,029	(27)
Deferred tax expense	1,396	3,157
Reversal of restructuring and asset impairment charges, net	(1,747)	(826)
Other	318	(211)
Change in assets and liabilities:
Inventories, net	1,500	8,992
Receivables, net, and other assets	533	4,304
Accounts payable	5,698	(7,494)
Accrued liabilities	(3,051)	(2,916)
Net cash provided by operating activities	26,202	25,079

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(22,070)	(6,906)
Proceeds from sale of property and equipment	326	218
Net cash used in investing activities	(21,744)	(6,688)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under line-of-credit agreement	(6,700)	(24,000)
Net decrease in book overdraft	(489)	(493)
Repayments on notes payable, long-term debt and capital leases	(37,102)	(8,294)
Proceeds from long term debt	37,879	-
Payment of debt issuance costs	(721)	-
Proceeds from issuance of common stock	2,455	52,925
Net cash provided by (used in) financing activities	(4,678)	20,138

Effect of exchange rate changes on cash	64	14
Net increase (decrease) in cash and cash equivalents	(156)	38,543
Cash and cash equivalents at beginning of period	11,367	18,840
Cash and cash equivalents at end of period	$ 11,211	$ 57,383

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued in payment of note payable		$ 1,210
Settlement of note payable against accounts receivable		$ 200

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

The consolidated balance sheet as of September 27, 2003, the consolidated statements of operations and comprehensive income for the three months and nine months ended September 27, 2003 and September 28, 2002, as well as the consolidated statements of cash flows for the nine months ended September 27, 2003 and September 28, 2002 have been prepared without an audit. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement thereof, have been made.

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

The unaudited information included in the consolidated financial statements for the three months and nine months ended September 27, 2003 and September 28, 2002 includes the results of operations of the Company for the 13 weeks and 39 weeks then ended.

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

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. The adoption of FIN 46 has not had, nor does the Company believe it will have, a material impact on its current or prospective financial statements.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued on July 30, 2002. SFAS No. 146 will require companies to recognize costs associated with exit or disposal activities when they occur rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 became effective for the Company on January 1, 2003 and management believes it will have no material effect on the Company's financial position or historical financial results.

During April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities, resulting primarily from decisions reached by the FASB Derivatives Implementation Group subsequent to the original issuance of SFAS No. 133. This Statement is generally effective prospectively for contracts and hedging relationships entered into after June 30, 2003. The Company has not entered into any such agreements since the effective date; therefore, the adoption of SFAS No. 149 has had no impact on the Company.

During May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company currently has no financial instruments falling within the scope of this Statement; therefore, the adoption of SFAS No. 150 has had no impact on the Company.
3.	Stock-Based Compensation

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

At September 27, 2003, the Company has seven stock-based employee compensation plans, six of which are described more fully in Note 10 - Stock Plans and Options in our fiscal 2002 Annual Report filed on Form 10-K for the period ended December 28, 2002, and one of which was created in the second fiscal quarter of 2003 as an inducement to employment for a new executive. One plan was formed for an executive no longer with the Company, and will be terminated. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. Some stock-based employee compensation cost is reflected in net income for options issued at a discount as Board of Directors compensation. All other options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant; therefore, no other employee compensation cost is reflected in net income.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended, to stock-based employee compensation:
	THREE MONTHS ENDED		NINE MONTHS ENDED
	Sep 27,	Sep 28,	Sep 27,	Sep 28,
	2003	2002	2003	2002

Net income (loss), as reported	$ (861)	$ 2,172	$ 2,762	$ 4,338
Add: Stock-based compensation expense included in reported net income, net of tax	24	-	179	131
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(727)	(509)	(2,136	(1,710)
Pro forma net income (loss)	$ (1,564)	$ 1,663	$ 805	$ 2,759

Earnings (loss) per share
Basic - as reported	(0.03)	$ 0.08	$ 0.09	$ 0.17
Basic - pro forma	$ (0.05)	$ 0.06	$ 0.03	$ 0.11

Diluted - as reported	$ (0.03)	$ 0.08	$ 0.09	$ 0.17
Diluted - pro forma	$ (0.05)	$ 0.06	$ 0.03	$ 0.11

4.	Property and Equipment

As a result of the significant store closings, remodels and resets, the Company undertook a review of all fixtures and equipment in its stores, including a physical inventory in conjunction with an asset tagging exercise. During the first quarter of fiscal 2003, the Company substantially completed the review and recorded a $1.5 million loss on disposal of fixtures and equipment that will no longer be used in the stores. This loss approximates a 1.2% write-down of the fixed assets carrying value. In the third quarter of fiscal 2003, a physical count of all office and support facility capital assets was completed, and a $559,000 loss on disposal was recorded.

5.	Debt Covenant Compliance and Liquidity

In February of 2003, the Company completed the refinancing of its credit facility with Wells Fargo Bank N.A., as agent. The Company's facility has a $75.0 million limit, with a three-year term with a one-year renewal option. Under the credit facility, the Company has the option to increase the total facility to $135.0 million through the addition of new lenders and through the agreement of the current lending group to increase their total commitments.

As part of the new credit facility, the Company gave the lenders collateral in the form of security interest in accounts, equipment and fixtures, inventory and other assets. The Company has also granted a leasehold mortgage in those leasehold interests previously mortgaged to secure the former credit facility, although it has no obligation to provide an interest in any new leaseholds. The credit facility contains limitations on capital expenditures and the signing of new leases. The interest rate on the facility is currently either prime plus 1.0% or one-month LIBOR plus 2.25%, at the Company's election, and the rates modify depending on the ratio of average total funded debt, as defined under the credit facility, plus six times rent expense, to Earnings Before Interest, Taxes, Depreciation, Amortization, and Rents (EBITDAR) for the four fiscal quarter periods then ended, as calculated on the Company's quarterly compliance certificate. The Company believes that cash generated from operations and available under its credit facility will be sufficient to meet its working capital and capital expenditure requirements in fiscal 2003.

The Company anticipates that it will be in compliance with the monthly and quarterly financial covenants in the credit agreement. In the event that business conditions worsen, management has identified contingency actions to enable the Company to remain in compliance with the financial covenants. Even if the Company continues to make payments when due, a technical default could result due to a breach of the financial covenants. In the absence of a waiver or amendment to such financial covenants, such non-compliance would constitute a default under the credit agreement, and the lenders would be entitled to accelerate the maturity of the indebtedness outstanding. In the event that such non-compliance appears likely, or occurs, the Company will seek approval, as it has in the past, from the lenders to renegotiate financial covenants and/or obtain waivers, as required. However, there can be no assurance that future amendments or waivers will be obtained.

6.	Derivatives and Hedging Activities

In accordance with the Company's interest rate risk-management strategy and as required by the terms of the Company's credit facility, in September 2000, the Company entered into a swap agreement to hedge the interest rate on $30.0 million of its borrowings as of March 29, 2003. The swap agreement locked in a one-month LIBOR rate of 6.7% and expired in August 2003. There is no obligation to renew the swap under the refinanced facility. The Company had no derivatives as of September 27, 2003.

7.	Earnings Per Share

Earnings per share are calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, except where the effect of their inclusion would be anti-dilutive. Anti-dilutive stock options of 1,533,438 and 1,300,069 for the three months and 1,219,048 and 1,246,005 for the nine months ended September 27, 2003 and September 28, 2002, respectively, were not included in the earnings per share calculations.

8.	Goodwill and Finite Lived Intangible Assets

During the third quarter of fiscal 2003, no goodwill was recognized as a result of acquisitions, no goodwill was impaired, and no other changes in the carrying amount of goodwill occurred.

Finite lived intangible assets consist of the following (in thousands):
	September 27,	December 28,
	2003	2002

Leasehold interests	$ 9,035	$ 9,035
Liquor licenses and other intangibles	168	104
	9,203	9,139
Less accumulated amortization	(2,084)	(1,724)
	$ 7,119	$ 7,415

Amortization expense related to finite lived intangible assets was $121,000 and $119,000 for the three months and $362,000 and $356,000 for the nine months ended September 27, 2003 and September 28, 2002, respectively. The estimated amortization of finite lived intangible assets for each of the five fiscal years ending in fiscal 2007 is as follows (in thousands):
	FISCAL YEAR	AMORTIZATION EXPENSE

	2003	$ 483
	2004	$ 493
	2005	$ 485
	2006	$ 468
	2007	$ 464

9.	Restructuring and Asset Impairment Charges (Income)

During the third quarter of fiscal 2003, the Company recorded a restructuring and asset impairment charge of $134,000 consisting of the following components:
Lease-related liability for site closed during the third quarter of fiscal 2003	$ 70,000

Changes in estimate related to lease-related liabilities for sites previously identified for closure or sale	(612,000)

Total restructuring income	$ (542,000)

Details of the significant components are as follows:

  Lease-related liabilty for site closed during the third quarter of fiscal 2003 ($70,000 of restructuring expense) - During the third quarter of fiscal 2003, the Company closed a store in Nashville, Tennessee, as part of a relocation to a larger site. Based upon the facts and circumstances, the Company expects either the lease will be terminated or the space subleased to a viable subtenant within six months from the date of closure, and therefore, recognized a restructuring charge of $70,000.

  Changes in estimate related to lease-related liabilities for sites previously identified for closure or sale ($612,000 of restructuring income) - During the third quarter of fiscal 2003, the Company secured a viable subtenant for a location in Memphis, Tennessee. Also, additional information received in the third quarter resulted in a revision in the net restructuring charges previously recorded for a store in Irvine, California. As a result, the Company recorded restructuring income of $699,000 to reduce the accrual to the required amount. This was offset by a restructuring charge of $87,000 for the costs associated with restoring a space to its original condition for a location previously included in a restructuring charge. Based on these changes in facts and circumstances and the related changes in estimates, the Company adjusted or reversed the remaining lease-related liabilities previously recorded for these locations and recognized net restructuring income of $612,000 during the third quarter of fiscal 2003.

In addition to the restructuring income described above, management also identified asset impairment charges of $676,000 in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets for two stores held for use. These assets became impaired during the third quarter of fiscal 2003 because the projected cash flows of each store at the time were not sufficient to fully recover the carrying value of the stores' long-lived assets. In determining whether an impairment exists, the Company estimates the stores' future cash flows on an undiscounted basis, and if the cash flows are not sufficient to recover the carrying value, then the Company uses a discounted cash flow based on a risk-adjusted discount rate, to adjust its carrying value of the assets and records a provision for impairment as appropriate. The Company believes the weak performance from the stores included in the asset impairment charge was caused by depressed markets and increased competition. The Company continually reevaluates its stores' performance to monitor the carrying value of its long-lived assets in comparison to projected cash flows.

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

Details of the significant components are as follows:

  Change in estimate related to lease-related liabilities for sites previously identified for closure or sale that were closed, sold or disposed of during the second quarter of fiscal 2003 ($2,195,000 of restructuring income) - During the second quarter of fiscal 2003, the Company concluded a sublease transaction with a subtenant in Irvine, California, the viability of whose business led the Company to determine that the subtenant's business stability supported reversal of the remaining reserves of $2,195,000.
  Severance for employees terminated in the second quarter of fiscal 2003 ($117,000 of restructuring expense) - During the second quarter of fiscal 2003, 37 employees were notified of their involuntary termination in conjunction with the closure of two stores in Irvine and Los Angeles, California. As of June 28, 2003, $41,000 of involuntary termination benefits had been paid to these employees. As of September 27, 2003, $70,000 of the involuntary termination benefits had been paid to terminated employees.

  Changes in estimate related to lease-related liabilities for sites previously identified for closure or sale ($1,933,000 of restructuring expense) - During the second quarter of fiscal 2003, the Company determined that additional time will be needed to dispose of certain lease obligations for four vacant sites. This determination was largely driven by results of current disposition efforts by the Company, and is attributable to poor marketability and/or unattractive characteristics of the space, which may require improvement allowances and rent concessions by the Company. As a result, the Company increased its estimated reserves for these sites by $1,988,000. Offsetting this charge was $55,000 in restructuring income related to the early termination of leases in Cleveland, Ohio and Santa Fe, New Mexico. Based on these changes in facts and circumstances and the related changes in estimates, the Company adjusted or reversed the remaining lease-related liabilities previously recorded for these locations and recognized net restructuring expense of $1,933,000 during the second quarter of fiscal 2003.

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

Details of the significant components are as follows:

  Change in estimate related to lease-related liabilities for sites previously identified for closure or sale that were closed, sold or disposed of during the first quarter of fiscal 2003 ($441,000 of restructuring income) - During the first quarter of fiscal 2003, the Company completed payment obligations for less than previously estimated under a lease for excess space located in West Hartford, Connecticut, and under lease termination agreements for sites located in West Hollywood, California and Kansas City, Missouri. The Company closed a commissary facility in Federal Heights, Colorado, after weather-related structural damage rendered the facility untenantable. Based on these changes in facts and circumstances, the Company reversed the remaining lease-related liabilities previously recorded for these locations and, therefore, recognized restructuring income of $441,000 during the first quarter of fiscal 2003.
  Changes in estimate related to lease-related liabilities for sites previously identified for closure or sale ($1,295,000 of restructuring income) - During the first quarter of fiscal 2003, the Company reviewed the viability of a subtenant in Fort Collins, Colorado, and determined the subtenant's business stability supported reversal of the remaining reserves of $628,000 which had been previously established. Subsequent to the first quarter of fiscal 2003, the Company negotiated the early termination of leases in Cleveland, Ohio and Santa Fe, New Mexico, with payment obligations to terminate in the second and fourth quarters of fiscal 2003, respectively. The settlements were for less than previously estimated and accrued, and $980,000 was reversed to income. Offsetting this income, the Company recorded a charge of $313,000 for the difference between the terms of a new signed sublease for a closed location in Hartford, Connecticut, and the terms of a prior sublease for the same location under which the prior subtenant had defaulted. Based on these changes in facts and circumstances and the related changes in estimates, the Company adjusted or reversed the remaining lease-related liabilities previously recorded for these locations and recognized net restructuring income of $1,295,000 during the first quarter of fiscal 2003.

As of September 27, 2003, the components of the accruals related to the Company's restructuring activities are accrued liabilities of $2.8 million and other long-term obligations of $8.7 million.

The following table summarizes accruals related to the Company's restructuring activities during the first nine months of fiscal 2003 (in thousands):
	1999
EXIT	AND	Q2	Q4	Q2	Q4	Q4	Q3
PLANS	PRIOR	2000	2000	2001	2001	2002	2003	TOTAL

Balance:
Dec 28, 2002	$ 2,123	$ 1,162	$ 2,351	$ 6,032	$ 2,844	$ 3,552	$ -	$18,064

New accruals:
Lease-related liabilities	313	(250)	(230)	(701)	(868)	-	-	(1,736)

Cash paid:
Severance	-	-	-	(1)	-	-	-	(1)
Lease-related liabilities	(133)	(73)	(170)	(494)	(133)	-	-	(1,003)

Balance:
March 29, 2003	$ 2,303	$ 839	$ 1,951	$ 4,836	$ 1,843	$ 3,552	$ -	$15,324

New accruals:
Severance	-	-	-	-	-	117		117
Lease-related liabilities	477		1,726	(107)	(26)	(2,332)		(262)

Cash paid:
Severance	-	-	-	-	-	(41)	-	(41)
Lease-related liabilities	(210)	(76)	(295)	(148)	(1,817)	(52)	-	(2,598)

Balance:
June 28, 2003	$ 2,570	$ 763	$ 3,382	$ 4,581	$ -	$ 1,244	$ -	$12,540

New accruals:
Lease-related liabilities		(523)				(89)	70	(542)

Cash paid:
Severance	-	-	-	-	-	(70)	-	(70)
Lease-related liabilities	(135)	(23)	(73)	(135)		(46)	(12)	(424)

Balance:
Sep 27, 2003	$ 2,435[1]	$ 217[1]	$ 3,309[1]	$ 4,446[1]	$	$ 1,039[2]	$ 58[1]	$11,504

Note:	1. The restructuring accrual balance consists of lease-related liabilities.
2. The restructuring accrual balance consists of lease-related liabilities and $6,000 for employee termination benefits.

11.	Income Taxes

The Company has an $18.5 million net deferred tax asset as of September 27, 2003, primarily as a result of net operating loss carry forwards and temporary differences related to restructuring and asset impairment charges. For the three months ended September 27, 2003, the Company recorded $551,000 of income tax benefit, primarily as a result of a loss before taxes of $1.4 million during the period. For the nine months ended September 27, 2003, the Company recorded $1.8 million of income tax expense, as a result of income before income taxes of $4.5 million during the period. The recoverability of the net deferred tax asset is primarily dependent upon the Company generating sufficient taxable income in the future. Although realization of the net deferred tax asset is not assured, the Company believes it is more likely than not that the Company will generate sufficient taxable income in the future to realize the full amount of the deferred tax asset. The Company's assessment is based on projections that assume that the Company can maintain its current store contribution margin. Furthermore, the Company expects to maintain the aggregate sales growth experienced over the past five years, which would generate additional taxable income. The primary uncertainty related to the realization of the deferred tax asset is the Company's ability to achieve its four-year business plan and generate future taxable income to realize the full amount of the deferred tax asset. The Company believes that the sales, gross margin, store contribution margin, and selling, general and administrative expenses assumptions in its four-year business plan are reasonable and, more likely than not, attainable. The Company will continue to assess the recoverability of the net deferred tax asset, and to the extent it is determined in the future that a valuation allowance is required, it will be recognized as a charge to earnings at that time.

12.	Subsequent Event

In October 2003, the Company and its primary distributor, Tree of Life (TOL), agreed to terminate their current primary distribution relationship in the first quarter of fiscal 2004, and to negotiate the terms of a secondary distribution relationship. The Company plans to exercise a conversion option with its secondary distributor, United Natural Foods, Inc. (UNFI), to transition its primary distribution business to UNFI at competitive terms. This conversion will be complete within the first quarter of 2004 and TOL has committed to continue to support the Company's stores during the transition to UNFI. While the transition is expected to create some disruption in the stores, the Company believes that it will be minimal because of the past primary and current secondary distribution relationship with UNFI.

13.	Related Party Transactions

In September 2002, the Company filed suit against Michael Gilliland and Elizabeth Cook, former officers and directors and greater than 5% stockholders of the Company, together with two individuals and three limited liability corporations, for a temporary restraining order and damages related to a breach of Mr. Gilliland's non-competition covenant, contained in his 1996 employment agreement, arising from the opening of a competitive grocery store in New Mexico. A jury trial is scheduled for October 2004.

14.	Contingencies

Wild Oats Markets Canada, Inc., as successor to Alfalfa's Canada, Inc., a Canadian subsidiary of the Company, is a defendant in Helen Fakhri and Ady Aylon, as Representative Plaintiffs v. Alfalfa's Canada, Inc., a class action suit brought in the Supreme Court, British Columbia, Canada in October 2002 by representative plaintiffs alleging to represent two classes of plaintiffs - those who contracted Hepatitis A allegedly through the consumption of food purchased at a Capers Community Market in the spring of 2002, and those who were inoculated against Hepatitis A as a result of news alerts by Capers and the Vancouver Health Authority. A hearing for certification of the action as a class action was held in October 2003. The Company intends to vigorously defend the suit. The Company is not able to estimate the potential outcome of the suit at this time.

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

Item 2.  Management's Discussion And Analysis Of Financial Condition And Results Of Operations

This report on Form 10-Q contains certain forward-looking statements regarding our future results of operations and performance. Important factors that could cause differences in results of operations include, but are not limited to, disruption caused by the transition to a new primary distributor, the timing and execution of new store openings, relocations, remodels, sales and closures; the timing and impact of promotional and advertising campaigns; the impact of competition; the ability to obtain necessary inventory; changes in management information needs; changes in customer needs and expectations; governmental and regulatory actions; general industry or business trends or events; changes in economic or business conditions in general or affecting the natural foods industry in particular; and competition for and the availability of sites for new stores and potential acquisition candidates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Forward-Looking Statements."

Overview

Quarterly Results and Change in Distribution Relationship; Operational Improvements. The third quarter of fiscal 2003 was challenging for overall Company performance. The continued soft economy, coupled with inconsistencies in supply chain performance that resulted in lower than expected in-stock levels, coupled with continued spending for marketing to drive customer traffic and increased labor spending to compensate for the supply chain difficulties, contributed to a lower overall sales level.   After the end of the fiscal quarter, we reached an agreement with Tree of Life, Inc. to terminate our primary distribution relationship.

Notwithstanding the difficult quarter, the Company continues to implement its growth plans for 2003 and beyond, including continued investment in infrastructure for operational improvements and future growth, including:

  new expanded private label program
  enhanced customer service and staff training
  centralized buying and pricing
  centralized back door receiving and replenishment
  new item introductions
  validated asset tracking
  remodeling and resetting merchandise in our stores

An integral part of our growth plans is our real estate strategy, which we continue to execute. As of November 03, 2003, we have signed leases or letters of intent for 36 proposed new sites opening in the fourth quarter of fiscal 2003, fiscal 2004 and fiscal 2005. These include locations for both our Wild Oats and Henry's Marketplace stores.

Store formats. We operate two store formats: the natural foods supermarket and farmers market formats. The natural foods supermarket format store, operated under the Wild Oats(R) Natural Marketplace trade name, is generally 20,000 to 35,000 gross square feet, and the farmers market store, operated under the Henry's Marketplace(R) and Sun Harvest(TM) trade names, is generally 15,000 to 25,000 gross square feet.

Store openings, closing, remodels and property dispositions. At September 27, 2003, we had 101 stores located in 25 states and Canada, as compared to 100 stores in 23 states and Canada at the end of the third quarter of fiscal 2002. In the third quarter of fiscal 2003, we opened one new store in Lexington, Kentucky and relocated one smaller store to a new, substantially larger facility in Franklin, Tennessee. In fiscal 2003, through the date of this report, we have opened five new stores in Costa Mesa, California; Louisville and Lexington, Kentucky; Franklin, Tennessee and Portland, Maine. We currently have new store sites under construction and scheduled for opening in the remainder of 2003 in Denver, Colorado, Chino Hills, California and Park City, Utah. We previously communicated our intent to open nine new stores in fiscal 2003; however, because of construction delays, we plan to open our ninth store, a Wild Oats Natural Marketplace in Colorado Springs, Colorado, in January 2004. In fiscal 2003, we completed remodeling and/or major resetting of 20 of our stores, three of which were completed in the third quarter of fiscal 2003.

At the end of the third quarter of fiscal 2003, we had an inventory of 11 vacant sites comprising closed store and office locations and excess unoccupied space acquired during acquisitions or other leasing transactions, for which we have rent obligations; appropriate accruals have been made for such obligations. In the third quarter of fiscal 2003, we sublet one store site and closed one store in Nashville, Tennessee, as part of relocation.

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

Our quarterly results of operations may differ materially from quarter to quarter for a variety of reasons, including the timing and success of new store openings, overall store performance, inconsistencies in supply chain performance, changes in the economy, seasonality and the timing of holidays, significant increases or decreases in prices for or availability of goods and services, competitive pressure and labor disturbances, as well as other factors mentioned in this section.

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

As mentioned previously, we compete with both natural foods, specialty and conventional grocers. As competition in certain markets intensifies, our results of operations may be negatively impacted through loss of sales, reduction in margin from competitive price modifications, and disruptions in our employee base.

From time to time, we are subject to organizing attempts or area standards pickets by labor unions, which distract management from operations and may impact customer traffic to our stores. We also may realize the benefit of increased sales due to strikes at other area grocery stores, such as those underway in California in the fourth quarter of fiscal 2003.

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

The Company currently purchases approximately 30% of its aggregate cost of goods for all product categories for all stores from its existing primary distributor, Tree of Life, Inc. Any significant disruption in the supply of goods from Tree of Life or other distributors or vendors could have a material impact on our overall sales volume and cost of goods. We have announced that we will be transitioning from Tree of Life to UNFI as our primary distributor, with the transition expected to be completed in the first quarter of 2004. We expect some disruption in supply and store level operations resulting from the transition during the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004.

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

  Insurance and Self-Insurance Reserves - The Company is self-insured for certain losses relating to workers' compensation claims, general liability, and employee medical and dental benefits. The Company has purchased stop-loss coverage to limit its exposure to any significant levels of claims. Self-insured losses are accrued based upon the Company's estimates of the aggregate insured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company's historical claim experiences. If the Company experiences an increase in claims, if actuarial assumptions are inaccurate, or if insurance industry costs increase beyond current expectations, then additional reserves may be required. Based upon critical review of actual historical claims development patterns for the Company, as well as for the industry, in the second quarter of fiscal 2003, the Company revised certain claim development assumptions used in estimating its workers' compensation and general liability reserves for earlier claim years, resulting in a reduction of selling, general, administrative expenses, and direct store expenses.
  Inventory Valuation - Store inventories are valued principally at the lower of cost or market, with cost primarily determined under the retail inventory method on a first-in first-out basis. Certain highly perishable inventories are valued primarily at the lower of cost or market, with cost determined on a first-in, first-out basis. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates, including shrinkage, which could impact the ending inventory valuation at cost as well as the resulting gross margins.  In conjunction with the implementation of improved systems and operating procedures, including back door receiving, the Company is evaluating the merits of changing its inventory valuation method from the retail method to using an actual cost method, and expects to make a determination regarding such change during the next twelve months.

See our Fiscal 2002 Annual Report filed on Form 10-K for the period ended December 28, 2002, for additional disclosures of critical accounting policies. See also "Notes to Consolidated Financial Statements - Note 2 - Implementation of New Accounting Pronouncements - for disclosure of the impact upon implementation of new accounting pronouncements.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement data expressed as a percentage of sales:
	THREE MONTHS ENDED		NINE MONTHS ENDED
	Sep 27,	Sep 28,	Sep 27,	Sep 28
	2003	2002	2003	2002

Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	70.9	70.6	70.5	70.4

Gross margin	29.1	29.4	29.5	29.6
Direct store expenses	22.4	21.3	21.6	21.6
Loss (gain) on disposal of assets	0.3	(0.0)	0.3	(0.0)
Selling, general and administrative expenses	6.5	5.6	6.7	6.0
Pre-opening expenses	0.3	0.1	0.2	0.2
Restructuring and asset impairment charge (income)	0.1	(0.1)	(0.2)	(0.1)

Income (loss) from operations	(0.5)	2.5	0.9	1.9
Interest income	0.1	0.1	0.1	0.1
Interest expense	(0.2)	(1.0)	(0.3)	(1.0)
Loss on early extinguishment of debt	0.0	0.0	0.0	0.0

Income (loss) before income taxes	(0.6)	1.6	0.7	1.0
Income tax expense (benefit)	(0.2)	0.6	0.3	0.4

Net income (loss)	(0.4)%	1.0%	0.4%	0.6%

Sales. Sales for the three months ended September 27, 2003, increased 3.9% to $237.0 million from $228.1 million in the comparable 2002 period. Sales for the nine months ended September 27, 2003, increased 2.6% to $715.3 million from $697.3 million in the comparable 2002 period. The quarter and year-to-date increases were primarily attributed to the addition of five new stores in the store base, including one relocation, offset by inconsistent supply chain performance throughout the first nine months of 2003, with such inconsistencies resulting in slightly higher levels of out-of-stocks of products in the third quarter of fiscal 2003. We calculate comparable store sales net of coupons and discounts commencing in the thirteenth full month of operations for new, relocated and acquired stores. Comparable store sales increased 0.8% over the third quarter of fiscal 2002, due to the supply chain inconsistencies mentioned, as well as the continued soft economy. Because of the sales disruption we may experience as a result of our announced transition to a new distributor, commencing in the fourth quarter of fiscal 2003 and with an anticipated completion by the end of the first quarter of fiscal 2004, offset by increased sales resulting from extensive labor strikes at conventional grocery stores in Southern California and St. Louis, Missouri, we cannot project expected sales, gross profit or direct store expense performance for the remainder of fiscal 2003.

Gross Profit. Gross profit as a percent of sales for the three and nine months ended September 27, 2003 was 29.1% and 29.5%, respectively, as compared to 29.4% and 29.6% for the same periods in fiscal 2002. These declines were due to accelerated depreciation for the planned closure or relocation of distribution centers and warehouses in the third quarter; planned mark-downs to reduce inventory in Natural Living product categories to eliminate slow-moving products and make room for new products primarily in the third quarter; and supply chain inconsistencies which resulted in increased purchases from secondary and tertiary distributors at a higher cost during fiscal 2003.

Direct Store Expenses. Direct store expenses for the three months ended September 27, 2003 increased 9.2% to $53.1 million from $48.6 million in the comparable 2002 period. Direct store expenses for the nine months ended September 27, 2003 increased 2.5% to $154.3 million from $150.6 million in the comparable 2002 period, due to increased labor staffing to stock shelves and perform other duties necessitated by the increased supply chain difficulties that we experienced in the quarter. As a percentage of sales, direct store expenses increased to 22.4% in the third quarter of fiscal 2003 from 21.3% in the comparable 2002 period, for the reasons mentioned above.

Loss (Gain) on Disposal of Assets. Loss (gain) on disposal of assets for the nine months ended September 27, 2003 increased to a $2.0 million loss from a $27,000 gain in the same period in fiscal 2002. During the first quarter of fiscal 2003, we substantially completed a physical inventory of fixtures and equipment and recorded a $1.5 million loss on disposal of fixtures and equipment (approximately 1.2% of our fixed assets carrying value) that we will no longer use in our stores. During the third quarter of fiscal 2003, a physical count of all office and support facility capital assets and software was completed and a $559,000 loss on disposal of assets was recorded.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 27, 2003 increased 21.8% to $15.5 million from $12.7 million in the same period in fiscal 2002. Selling, general and administrative expenses for the nine months ended September 27, 2003 increased 15.9% to $48.2 million from $41.6 million in the same period in fiscal 2002. As a percentage of sales, selling, general and administrative expenses increased to 6.5% in the third quarter of fiscal 2003 from 5.6% in the same period in fiscal 2002, due to increased administrative costs related to our new store opening program, as well as continued investments to improve our information technology systems. Additionally, the comparable 2002 period expense benefited from a favorable legal judgment.

Pre-Opening Expenses. Pre-opening expenses for the three months ended September 27, 2003, increased to $616,000 compared to $237,000 during the same period in fiscal 2002. Pre-opening expenses for the nine months ended September 27, 2003, increased 31.0% over the same period in fiscal 2002 due to the opening of five new stores in the first nine months of fiscal 2003, as compared to one new store in the same period in 2002. As a percentage of sales, pre-opening expenses increased to 0.3% in the third quarter of fiscal 2003 from 0.1% in the same period in fiscal 2002, due to the opening of two new stores, as compared to the opening of no new stores in the same period in 2002. Pre-opening expenses should increase in the aggregate in the fourth quarter as we prepare for three new store openings in the remainder of fiscal 2003.

Restructuring and Asset Impairment Income. During the third quarter of fiscal 2003, we recorded a restructuring and asset impairment charge of $134,000. Details of the significant components are as follows:

  Lease-related liabilty for site closed during the third quarter of fiscal 2003 ($70,000 of restructuring expense) - During the third quarter of fiscal 2003, we closed a store in Nashville, Tennessee, as part of a relocation to a larger site. Based upon the facts and circumstances, we expect either the lease will be terminated or the space subleased to a viable subtenant within six months from the date of closure, and therefore, recognized a restructuring charge of $70,000.
  Changes in estimate related to lease-related liabilities for sites previously identified for closure or sale ($612,000 of restructuring income) - During the third quarter of fiscal 2003, we secured a viable subtenant for a location in Memphis, Tennessee. Also, additional information received in the third quarter resulted in a revision in the net restructuring charges previously recorded for a store in Irvine, California. As a result, we recorded restructuring income of $699,000 to reduce the accrual to the required amount. This was offset by a restructuring charge of $87,000 for the costs associated with restoring a space to its original condition for a location previously included in a restructuring charge. Based on these changes in facts and circumstances and the related changes in estimates, we adjusted or reversed the remaining lease-related liabilities previously recorded for these locations and recognized net restructuring income of $612,000 during the third quarter of fiscal 2003.

  In addition to the restructuring income described above, management also identified asset impairment charges of $676,000 in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets for two operating stores. These assets became impaired during the third quarter of fiscal 2003 because the projected cash flows of each store at the time were not sufficient to fully recover the carrying value of the stores' long-lived assets. In determining whether an impairment exists, we estimate the stores' future cash flows on an undiscounted basis, and if the cash flows are not sufficient to recover the carrying value, then we use a discounted cash flow based on a risk-adjusted discount rate, to adjust its carrying value of the assets and records a provision for impairment as appropriate. We believe the weak performance from the stores included in the asset impairment charge was caused by depressed markets and increased competition. We continually reevaluate our stores' performance to monitor the carrying value of its long-lived assets in comparison to projected cash flows.

During the second quarter of fiscal 2003, we recorded restructuring income of $145,000. Details of the significant components are as follows:

  Change in estimate related to lease-related liabilities for sites previously identified for closure or sale that were closed, sold or disposed of during the second quarter of fiscal 2003 ($2,195,000 of restructuring income) - During the second quarter of fiscal 2003, we reviewed the viability of a subtenant in Irvine, California, and determined the subtenant's business stability supported reversal of the remaining reserves of $2,195,000.
  Severance for employees terminated in the second quarter of fiscal 2003 ($117,000 of restructuring expense) - During the second quarter of fiscal 2003, 37 employees were notified of their involuntary termination in conjunction with the closure of stores in Irvine and Los Angeles, California. As of June 28, 2003, $41,000 of involuntary termination benefits had been paid to these employees. As of September 27, 2003, 70,000 of the involuntary termination benefits had been paid to terminated employees.
  Changes in estimate related to lease-related liabilities for sites previously identified for closure or sale $(1,933,000 of restructuring expense) - During the second quarter of fiscal 2003, we determined that additional time will be needed to dispose of certain lease obligations for four sites. This determination was largely driven by results of current disposition efforts, and is attributable to poor marketability and/or unattractive characteristics of the space, which may require improvement allowances and rent concessions by the Company. As a result, the company increased its estimated reserves for these sites by $1,988,000. Offsetting this charge was $55,000 in restructuring income related to the early termination of leases in Cleveland, Ohio and Santa Fe, New Mexico. Based on these changes in facts and circumstances and the related changes in estimates, we adjusted or reversed the remaining lease-related liabilities previously recorded for these locations and recognized net restructuring expense of $1,933,000 during the second quarter of fiscal 2003.

During the first quarter of fiscal 2003, the Company recorded restructuring income of $1,736,000 consisting of the following components:

  Change in estimate related to lease-related liabilities for sites previously identified for closure or sale that were closed, sold or disposed of during the first quarter of fiscal 2003 ($441,000 of restructuring income) - During the first quarter of fiscal 2003, we completed payment obligations for less than previously estimated under a lease for excess space located in West Hartford, Connecticut, and under lease termination agreements for sites located in West Hollywood, California and Kansas City, Missouri. We closed a commissary facility in Federal Heights, Colorado, after weather-related structural damage rendered the facility untenantable. Based on these changes in facts and circumstances, the Company reversed the remaining lease-related liabilities previously recorded for these locations and, therefore, recognized restructuring income of $441,000 during the first quarter of fiscal 2003.

  Changes in estimate related to lease-related liabilities for sites previously identified for closure or sale ($1,295,000 of restructuring income) - During the first quarter of fiscal 2003, we reviewed the viability of a subtenant in Fort Collins, Colorado, and determined the subtenant's business stability supported reversal of the remaining reserves of $628,000. Subsequent to the first quarter of fiscal 2003, we negotiated the early termination of leases in Cleveland, Ohio and Santa Fe, New Mexico, with payment obligations to terminate in the second and fourth quarters of fiscal 2003, respectively. The settlements were for less than previously estimated and accrued, and $980,000 was reversed to income. Offsetting this income, we recorded a charge of $313,000 for the difference between the terms of a new signed sublease for a closed location in Hartford, Connecticut, and the terms of the prior sublease for the same location under which the prior subtenant had defaulted. Based on these changes in facts and circumstances and the related changes in estimates, we adjusted or reversed the remaining lease-related liabilities previously recorded for these locations and recognized net restructuring income of $1,295,000 during the first quarter of fiscal 2003.

Interest Income. Interest income for the three and nine months ended September 27, 2003 decreased 14.8% and 8.1% respectively, as compared to the same periods in fiscal 2002 due to a lower level of daily invested funds.

Interest Expense. Interest expense for the three months ended September 27, 2003 decreased 79.6% to $484,000 from $2.4 million in the same period in fiscal 2002, due to decreased borrowings during the three-month period, the lower interest rate on our current credit facility entered into in February 2003, and the expiration of the swap agreement in August 2003. Interest expense for the nine-month period ended September 27, 2003 decreased 67.5% to $2.3 million from $7.1 million for the same period in fiscal 2002, due to the reasons mentioned above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt for the nine months ended September 27, 2003 was $186,000 due to the refinancing of the credit facility in the first quarter, which required the write-off of the un-amortized debt costs associated with the old facility.

Income Tax Expense. For the three months ended September 27, 2003, we recorded $551,000 million of income tax benefit, as a result of a loss before income taxes of $1.4 million during the period. Income tax expense for the nine months ended September 27, 2003 is $1.8 million as a result of income before taxes of $4.5 million during the same period. Our effective tax rate on income from continuing operations is expected to be in the range of 38.5% to 40.0% for fiscal 2003 as compared to a fiscal 2002 rate of 40.7%. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources" below.

Liquidity and Capital Resources

Our primary sources of capital have been cash flow from operations (which includes trade payables), bank indebtedness, and the sale of equity securities. Primary uses of cash have been the financing of new store development, new store openings, relocations, remodels and acquisitions and repayment of debt.

Net cash provided by operating activities was $26.2 million during the first nine months of fiscal 2003 as compared to $25.1 million during the same period in fiscal 2002. Cash from operating activities increased during this period primarily due to better management of working capital. We have not required significant external financing to support inventory requirements at our existing and new stores because we have been able to rely on vendor financing for most of the inventory costs, and we anticipate that vendor financing will continue to be available for new store openings.

Net cash used in investing activities was $21.7 million during the first nine months of fiscal 2003 as compared to $6.7 million during the same period in fiscal 2002. The increase is due to capital expenditures for new stores and remodels.

Net cash used in financing activities was $4.7 million during the first nine months of fiscal 2003 as compared to $20.1 million provided during the same period in fiscal 2002. The decrease in cash provided is due to a $51.2 million stock offering offset by $31.5 million in debt repayments in the third quarter of fiscal 2002.

We have a net deferred tax asset of $18.5 million on our balance sheet as of September 27, 2003, primarily as a result of net operating loss carry forwards and temporary differences related to restructuring and asset impairment charges. The recoverability of the net deferred tax asset is primarily dependent upon the Company generating sufficient taxable income in the future, which if achieved, will reduce cash required for payment of federal and state income taxes. Although realization of the net deferred tax asset is not assured, we believe it is more likely than not that the Company will generate sufficient taxable income in the future to realize the full amount of the deferred tax asset. Our assessment is based on projections that assume that the Company can maintain its current store contribution margin. Furthermore, we expect to maintain the sales growth experienced over the past five years that would generate additional taxable income. The primary uncertainty related to the realization of the deferred tax asset is the Company's ability to achieve its four-year business plan and generate future taxable income to realize the full amount of the deferred tax asset. We believe that the sales, gross margin, store contribution margin, and selling, general and administrative expenses assumptions in our four-year business plan are reasonable and, more likely than not, attainable. We will continue to assess the recoverability of the net deferred tax asset and to the extent it is determined in the future that a valuation allowance is required, it will be recognized as a charge to earnings at that time.

Credit Facility. Our credit facility has a $75.0 million limit, which we believe to be adequate for our current borrowing needs, with a three-year term maturing February 2006, with a one-year renewal option. Under the facility, we have the option to increase the total facility to $135.0 million through the addition of new lenders and through the agreement of the current lending group to increase their total commitments. Outstanding borrowings under the facility were approximately $37.3 million as of September 27, 2003.

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

Capital Expenditures. We spent approximately $6.9 million during the third quarter and $22.1 million during the first nine months of fiscal 2003 for new store construction, remodels and other capital expenditures. Our average capital expenditures to open a leased store, including leasehold improvements, equipment and fixtures, have ranged from approximately $2.0 million to $5.0 million historically, excluding inventory costs and initial operating losses. We anticipate that the average capital expenditures to open a natural foods supermarket format store will be $2.5 million to $3.0 million in the future; however, our ability to negotiate turnkey leases in the future will result in substantially lower capital expenditure per store, in return for a slightly higher rent rate over the lease term. Our average capital expenditures to open a farmer's market format store are estimated at $1.5 million to $2.0 million in the future. Delays in opening new stores may result in increased capital expenditures and increased pre-opening costs for the site, as well as lower than planned sales for the Company.

Cautionary Statement Regarding Forward-Looking Statements

This Report on Form 10-Q contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks. Such forward-looking statements include statements as to the Company's plans to open, acquire or relocate additional stores; the anticipated performance of such stores; the impact of competition and current economic uncertainty; the sufficiency of funds to satisfy the Company's cash requirements through the remainder of fiscal 2003, our expectations for comparable store sales; the impact of changes resulting from our announced transition from our current primary distributor to a new primary distributor; the availability of inventory during the transition, expected pre-opening expenses and capital expenditures; and other statements containing words such as "believes," "anticipates," "estimates," "expects," "may," "intends" and words of similar import or statements of management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause the actual results, market performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause differences in results of operations include, but are not limited to, unexpected difficulties in the transition to a new primary distributor, inability to obtain sufficient products, the timing and execution of new store openings, relocations, remodels, sales and closures; the impact of competition; changes in management information needs; changes in customer needs and expectations; governmental and regulatory actions; general industry or business trends or events; changes in economic or business conditions in general or affecting the natural foods industry in particular; and competition for and the availability of sites for new stores and potential acquisition candidates. The Company undertakes no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.

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

The Company's exposure to interest rate changes is primarily related to its variable rate debt issued under its credit facility. On February 26, 2003, the Company refinanced the credit facility and reduced the total commitment available to a $75.0 million revolving line of credit, with a three-year term expiring February 25, 2006. The interest rate on the amended facility is currently either prime plus 1.0% or one-month LIBOR plus 2.25%, at our election, and the rates modify depending on the ratio of average total funded debt, as defined under the credit facility, plus six times rent expense, to EBITDAR for the four fiscal quarter periods then ended, as calculated on our quarterly compliance certificate. Because the interest rate on the facility is variable, based upon the prime rate or LIBOR, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding non-hedged variable rate debt as of September 27, 2003, would be an annual increase or decrease of approximately $373,000 in interest expense and a corresponding decrease or increase of approximately $228,000 in the Company's net income after taxes.

In September 2000, as required by the Company's former credit facility, the Company entered into an interest rate swap to hedge its exposure on variable rate debt positions. Variable rates are predominantly linked to LIBOR as determined by one-month intervals. The interest rate provided by the swap fixed one-month LIBOR at 6.7%. At August 1, 2003, the date upon which the swap expired, the notional principal amount of the interest rate swap agreement was $30.0 million. There is no obligation to renew the swap under the refinanced facility. The notional amount is the amount used for the calculation of interest payments that are exchanged over the life of the swap transaction on the amortized principal balance. In the third quarter of fiscal 2003, the loss, net of taxes, included in other comprehensive income for this cash flow hedge was approximately $85,000.

Item 4. Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-14 under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, as of September 27, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. The design of any future system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In October of 2003, a hearing was held on the class certification motion by the plaintiffs in Helen Fakhri and Ady Aylon, as Representative Plaintiffs v. Alfalfa's Canada, Inc., a class action suit brought in the Supreme Court, British Columbia, Canada in October 2002 by representative plaintiffs alleging to represent two classes of plaintiffs - those who contracted Hepatitis A allegedly through the consumption of food purchased at a Capers Community Market in the spring of 2002, and those who were inoculated against Hepatitis A as a result of news alerts by Capers and the Vancouver Health Authority.  In October 2003 a hearing on class certification was held, and the parties are awaiting the judicial decision concerning certification. To date, the Company has reached a favorable settlement arrangement with seven of the eight identified parties who the Health Authority believes contracted Hepatitis A through the consumption of Caper's food. The Company intends to vigorously defend the suit. The Company is not able to estimate the potential outcome of the suit at this time.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

The Audit Committee of the Board of Directors pre-approves all non-audit services provided by the Company's independent accountants, PricewaterhouseCoopers LLP. No fees were billed for non-audit services rendered in the third quarter of fiscal 2003.

Item 6.

(a)		Exhibits. The following exhibits to this report filed on Form 10-Q are furnished as required by Item 601 of Regulation S-K:
		Exhibit Number	Description of Document

		31.1+	CEO Certification under Section 302 of Sarbanes-Oxley Act of 2002
		31.2+	CFO Certification under Section 302 of Sarbanes-Oxley Act of 2002
		32.1+	CEO Certification under Section 906 of Sarbanes-Oxley Act of 2002
		32.2+	CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002

(b)		Reports on Form 8-K. The Company filed the following report on Form 8-K during the quarterly period ended September 27, 2003:

		(1)	Report dated August 7, 2003; filed on Form 8-K, under Item 12 "Results of Operations and Financial Conditions" regarding Registrant's results of operations and financial condition for the period ended September 27, 2003.
		(2)	Report dated November 4, 2003; filed on Form 8-K, under Item 12 "Results of Operations and Financial Conditions" regarding Registrant's results of operations and financial condition for the period ended September 27, 2003.

_______________________________

	+	Included herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, County of Boulder, State of Colorado, on the 10th day of November 2003.

Wild Oats Markets, Inc.
(Registrant)

By: /s/ Edward F. Dunlap
Edward F. Dunlap
Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)