Form 10-K
period 2003-12-27
WILD OATS MARKETS INC
filed 2004-03-11
CIK 909990

TABLE OF CONTENTS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 27, 2003

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

  Yes       ( X )       No       (    )

The aggregate market value of the voting common stock held by non-affiliates was $310,522,421, as computed by reference to the price at which the common stock was sold as reported by NASDAQ National Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter and the total number of shares of common stock outstanding as of March 1, 2004 held by non-affiliates.

As of March 1, 2004, the total number of shares outstanding of the Registrant’s common stock, $.001 par value, was 3,231,749 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on May 6, 2004, have been incorporated by reference into Part III of this report.

PART I.

Item 1.

BUSINESS

Who are we:

Wild Oats Markets, Inc. ("Wild Oats") is one of the largest natural foods supermarket chains in North America. As of March 1, 2004, we operated 102 natural foods stores in 24 states and British Columbia, Canada under several names, including:

    Wild Oats Natural Marketplace (nationwide)
    Henry’s Marketplace (San Diego and Orange County, CA)
    Sun Harvest Farms (Texas)
    Capers Community Market (British Columbia, Canada)

We are dedicated to providing a broad selection of high-quality natural, organic and gourmet foods, environmentally friendly household products and the most extensive selection of natural vitamins, supplements, herbal and homeopathic remedies and body care products at competitive prices, in an inviting and educational store environment that emphasizes customer service. Our stores feature natural alternatives for virtually every product category found in conventional supermarkets. Wild Oats provides its customers with a one-stop, full-service shopping alternative to both conventional supermarkets and traditional health food stores, with an emphasis on great tasting fresh foods, education and information on wellness issues. Our comprehensive selection of natural and organic products appeals to health-conscious shoppers while offering virtually every product category found in a conventional supermarket, including dry grocery, produce, meat, poultry, seafood, dairy, frozen, prepared foods, bakery, vitamins and supplements, health and body care, and household items. Our unique positioning, coupled with industry data that states that the natural products industry currently comprises less than 5% of the total grocery industry, offers significant potential for us to continue to expand our customer base.

A Recap of 2003

Wild Oats’ sales grew from $919.1 million in 2002 to a record $969.2 million in fiscal 2003, an overall sales growth of 5.4%. Our improvements in sales resulted from the addition of eight new stores, nationwide increases in comparable store sales resulting from a number of successful operational, merchandising and marketing initiatives, and the positive impact of an extensive strike at conventional grocery stores in southern California beginning in October 2003.

Fiscal 2003 was a year in which many of the initiatives commenced in 2001 and 2002 were refined and fully implemented. These initiatives included:

    Consolidation of brand names through the renaming of our Natures(R) stores in the northwest to Wild Oats Natural Marketplace(R).
    Completion of our SKU rationalization program and implementation of a centralized authorized product list.
    Refinement of our brand identity as a leader in the natural and organic products industry and as a resource for information and education for our customers.
    Redesign and relaunch of our new lines of private label products.
    Refinement of our prototype floor plans for both our natural foods supermarket and farmers market formats, and the construction of eight new stores using those prototypes.

We continue to focus on growth through new store development in areas where we already had a market presence. In 2003, we opened eight new stores: Henry’s Marketplace stores in Chino Hills and Costa Mesa, California; and Wild Oats stores in Littleton, Colorado; Louisville and Lexington, Kentucky; Portland, Maine; Franklin, Tennessee and Salt Lake City, Utah. Of these new stores, four were in existing markets, one was a relocation and three were in new markets. We also closed four under-performing stores: in Tucson, Arizona; Irvine and Los Angeles, California; and Nashville, Tennessee (which store was relocated to a larger facility). During 2004 through the date of this report, we opened one additional store in Colorado Springs, Colorado, closed one store in Phoenix, Arizona and sold one store in New York, New York. As a result, as of March 1, 2004, we had 102 stores located in 24 states and Canada, as compared to 99 stores in 23 states and Canada as of the end of fiscal 2002. A summary of store openings, acquisitions, closures and sales is as follows:
	TOTAL STORE COUNT
	Fiscal Year Ending					Period Ending

						March 1,
	1999	2000	2001	2002	2003	2004

Store count at beginning of period	63	110	106	107	99	103
Stores opened	13	14	4	1	8	1
Stores acquired*	40	2
Stores closed	(6)	(17)	(1)	(5)	(4)	(1)
Stores sold		(3)	(2)	(4)		(1)

Store count at end of period	110	106	107	99	103	102

*Includes 24 stores added through two pooling-of-interest transactions in 1999

Wild Oats was in the forefront in fiscal 2003 in addressing national concerns regarding the safety of our food chain and health and wellness issues raised by our daily lifestyles. Food safety concerns arising from the discovery of the first U.S. case of Bovine Spongiform Encephalopathy (BSE), commonly known as "Mad Cow" disease, and published reports of PCBs in farmed salmon, as well as continued concerns about the use of antibiotics and growth hormones in livestock and pesticide residues on fruits and vegetables, focused consumer awareness on natural and organic foods as a safer alternative to conventional products. In response, Wild Oats promoted its "worry-free beef" – 100% vegetarian fed, to reduce the risk of BSE, and like all of our meats, raised without added hormones or antibiotics. We also introduced an exclusive line of PCB free Irish salmon, and as always, offered our customers a bountiful selection of organic fresh and frozen fruits and vegetables with no pesticide residues. Increases in public awareness of obesity and in Type II diabetes and other diseases linked to obesity and nutrition, raised the consumer’s awareness of wellness, and in response, Wild Oats removed products containing hydrogenated or "trans fats" from its shelves. The growing popularity of various diets, such as low carbohydrate diets, and consumer demand for specialty products to address dietary restrictions arising from medical conditions, such as gluten-free products, increased consumer interest in the nutritional content of food, and Wild Oats responded by creating new signage and shopping guides to identify lower carbohydrate and gluten-free products.

Natural products industry

Retail sales of natural products have grown from $7.6 billion in 1994 to $17.4 billion in fiscal 2002, a compound growth rate of 10.9%, and total sales of natural products (including over the internet, by practitioners, by multi-level marketers and through mail order) reached $36.4 billion in fiscal 2002, a 7% increase over the prior year (Natural Foods Merchandiser, June 2003). Sales growth in the traditional grocery industry has remained relatively flat over the same period. We believe that this growth reflects a broadening of the natural products consumer base, which is being propelled by several factors, including healthier eating patterns, increasing concern regarding food purity and safety, and greater environmental awareness. While natural products generally have higher costs of production and correspondingly higher retail prices, we believe that more of the population now attributes added value to high-quality natural products and is willing to pay a premium for such products, although overall industry growth may slow slightly due to the softening economy. Despite the increase in natural foods sales within conventional supermarkets, we believe that conventional supermarkets still lack the total shopping experience that natural foods stores offer.

Operating strategy

Our objective is to become the grocery store of choice both for natural foods shoppers and quality-conscious consumers in each of our markets by emphasizing the following key elements of our operating strategy:

Destination format. Our stores are one-stop, full-service supermarkets for customers seeking high-quality natural and gourmet foods and related products. Our prototype stores range from 26,000 to 32,000 square feet, and offer a wide range of stock-keeping units of natural foods products in virtually every product category found in a conventional supermarket. Our stores carry a much broader selection of natural and gourmet foods and related products than those offered by typical independent natural foods stores or conventional supermarkets.

Highest standards in the industry. We seek to offer the highest quality products throughout our merchandise categories, and emphasize unique products and brands not typically found in conventional supermarkets. We believe our product standards are the highest in the industry. We routinely conduct quality assurance checks of our manufacturers’ facilities to verify compliance with our standards. Each of our stores tailors its product mix to meet the preference of its local market, and where cost of goods and distribution logistics allow, source produce from local organic growers. We also operate regional commissary kitchens and bakeries that provide our stores with fresh bakery items and an unique assortment of prepared foods for the quality- and health-conscious consumer.

Educational and entertaining store environment. Each store strives to create a fun, friendly and educational environment that makes grocery shopping enjoyable, encouraging shoppers to spend more time in the store and to purchase new products. In order to enhance our customers’ understanding of natural foods and how to prepare them, we train our store staff to educate customers as to the benefits and quality of our products and prominently feature educational brochures, newsletters, and in-store demonstrations and product samplings, as well as an in-store consumer information department. Computer kiosks offer access to our website and informational databases on health issues. Many stores offer cafe seating areas, and espresso and fresh juice bars, all of which emphasize the comfortable, relaxed nature of the shopping experience. We believe our knowledgeable store staff and high ratio of store staff to customers results in significantly higher levels of customer service.

Extensive community involvement. We seek to engender customer loyalty by demonstrating our high degree of commitment to the local communities in which we operate. Each store makes significant monetary and in-kind contributions to local not-for-profit organizations through programs such as "5% Days," where a store may, once each calendar quarter, donate 5% of its net sales from one day to a local not-for-profit group, and a "Charity Work Benefit" where we pay employees for time spent volunteering for local charities. We also offer eScripTM which allows customers to donate to the charity or school of their choice. In 2003, we introduced Natureworks PCA, a compostable deli container made from corn in an effort to minimize the impact of our stores on the environment.

Multiple store formats. We operate in one operating segment, retail grocery, with two store formats: natural foods supermarkets, which emphasize natural and organic products and high-quality service; and farmers market stores, which emphasize fresh produce, natural living products and price value. While each format has the same core demographic customer profile, differing demographic appeals of each of the formats allows us to operate successfully in a diverse set of markets, enabling us to reach a broader customer base, increase our market penetration and have greater flexibility with real estate selection.

Competitive pricing. We seek to offer products at prices that are competitive with those of other natural foods stores and conventional markets. Our "Wild Buy" program offers a large weekly selection of unadvertised, in store specials, while our flyer continues to offer aggressive advertised specials on items our customers want most. We believe these pricing programs broaden our consumer appeal and encourage our customers to fulfill more of their shopping needs at our stores.

Educated Staff. To ensure a high level of customer service, our staff is trained in product knowledge, customer service and selling techniques. We believe our new training programs have increased staff retention and improved customer satisfaction. Our newest prototypes emphasize education of and information for our customers, and our staff training programs are being modified to ensure that staff can answer health, wellness and product questions, or have the tools to research and respond to customer requests.

Growth strategy

Our growth strategy is to increase total year-over-year sales and income through:

    Improved guest service and store execution
    Opening of new stores
    Increased consumer awareness of Wild Oats as a brand and a destination
    Introduction of new products, including private label lines

We intend to continue our expansion strategy by increasing penetration in existing markets and expanding into new regions that we believe are currently underserved by natural foods retailers. While we believe that most of our store expansion will result from new store openings, we may continue to evaluate acquisition opportunities in both existing and new markets.

We currently have leases and letters of intent signed for 30 new stores to be opened or relocated in the remainder of fiscal 2004 or fiscal 2005. The proposed sites are in Arizona; California; Colorado; Florida; Indiana; Nebraska; Nevada; Ohio; Oregon; and Utah. These include locations for both our Wild Oats Natural Marketplace and Henry’s Marketplace stores. In 2004, we plan to open 15 new stores, including several in metropolitan Phoenix, Arizona; several in metropolitan San Diego and Los Angeles, California; Colorado Springs (already open) and Superior, Colorado; Indiana; Nebraska; Ohio; metropolitan Portland, Oregon, and Salt Lake City, Utah.

Changes in store base. In fiscal 2003, we opened eight new stores. We closed four under-performing stores: Irvine and Los Angeles, California, one in Tucson, Arizona, and one in Nashville, Tennessee, which was relocated to a larger building. Of the closed stores, one lease has been terminated through agreement with the landlord, two have been sublet to other tenants and one currently remains vacant. As of the date of this report, we also have sold one 2,500 square foot store that did not fit our format in New York, New York.

Our new prototype design for our Wild Oats natural foods supermarket format stores was unveiled in our new store in Long Beach, California in April of 2002, and features an expanded produce department, a relocated natural living department with lower shelving, softer flooring and reading, areas to encourage customers to take advantage of the health and nutrition literature available; liquid and dry bulk goods in the same merchandising area; an expanded deli area redesigned to focus the staff’s attention on the customer, even when working on food preparation; and a warm and inviting new decor. In fiscal 2003 all our new Wild Oats stores were built according to this prototype, and we also opened the first two of our new farmers market prototype stores in Costa Mesa and Chino Hills, California. Our new farmers market prototype features a larger square footage, and expanded deli, meat/seafood and bakery departments. On average, stores built according to our new prototypes perform better upon opening than prior store models.

Year-over-year comparable store sales growth. Comparable store sales (we deemed sales of a store comparable commencing in the 13th full month of operations) increased 2.4% in fiscal 2003, as compared to 5.2% increase in fiscal 2002, primarily due to improved store execution resulting in increased sales nationwide, as well as increased store sales due to the conventional grocery store strike in southern California in 20 of our stores in the comparable base.

Products

Overview. We offer our customers a broad selection of unique, high-quality products that are natural alternatives to those found in conventional supermarkets. We generally do not offer well-known national conventional brands and focus instead on a comprehensive selection of natural branded products within each category. Although the core merchandise assortment is similar at each of our stores, individual stores adapt the product mix to reflect local and regional preferences. Our stores source produce from local organic growers whenever possible and typically offer a variety of local products unique to the region. In addition, in certain markets, our stores may offer more prepared foods, gourmet and ethnic items, as well as feature more value-added services such as gift baskets, catering and home delivery, while in other markets, a store may focus more on bulk foods, produce and staple grocery items. We regularly introduce new high-quality and locally grown products in our merchandise selection to minimize overlap with products carried by conventional supermarkets.

We continue to evaluate our product selection based not just on taste and price, but also in relation to our mission and values, which emphasize accountability and giving back to our communities as two key values of our business. In keeping with our mission and values, in fiscal 2003, we completed Fair Trade purchasing agreements for coffee and bananas, which ensures a fair price for these products to our foreign growers to support higher standard of living. We removed products containing hydrogenated oils from our stores and added new and informative signage regarding food safety in our seafood and meat departments. In the first quarter of fiscal 2003, we removed all products containing ephedra, which was later banned by the FDA in 2004 for safety reason.

We intend to continue to expand and enhance our prepared foods, value-added items (such as marinated or stuffed meats and seafood) and in-store cafe environment. We believe that consumers are increasingly seeking convenient, healthy, "ready-to-eat" meals and that by increasing our commitment to this category we can provide an added service to our customers, broaden our customer base and further differentiate our stores from conventional supermarkets and traditional natural foods stores.

A continued inability in 2003 to realize projected supply chain efficiencies resulted in some distribution disruptions during fiscal 2003, and did not allow us to take advantage of certain leveraged buying opportunities. In the fourth quarter, we announced that we would be switching our primary distribution relationship to United Natural Foods, Inc. ("UNFI"), and we are currently in that transition, which is expected to be substantially completed in the first quarter of 2004.

Quality standards. Our objective is to offer products that taste great and meet the following standards:

    Foods free of preservatives, artificial colors, synthetic additives and added hormones
    Locally and organically grown produce and regional products, whenever possible
    Personal care and household items that are not tested on animals

We continually evaluate new and existing products and vendors. We also track controversial and innovative industry issues to keep our customers well-informed about product trends. Before a new product can be approved for purchase by the stores, our Standards Department reviews the product for compliance with the following, amongst other criteria:

    No added hormones, antibiotics or animal by-products in feed.
    No artificial colorings, flavorings or additives.
    Use of environmentally and socially responsible practices.

In fiscal 2003, in our Wild Oats stores, we introduced an exclusive line of Irish farmed salmon without the PCB contamination issues of some farmed salmon. Our beef products are never fed animal by-products, to eliminate the concern of potential infection with BSE or "Mad Cow" disease.

Private label. The natural foods industry is highly fragmented and characterized by many small independent vendors. As a result, we believe that our customers do not have strong loyalty to particular brands of natural foods products. In contrast to conventional supermarkets whose private label products are intended to be low-cost alternatives to name-brand products, we developed our "Wild Oats(R)" and "Henry’s(R)" private label program in order to build brand loyalty to specific products based on our relationship with our customers and our reputation as a natural foods authority. Through this program, we have successfully introduced a number of high-quality, unique natural and organic private label products, such as cereals, breads, salad dressings, vitamins, chips, salsa, pretzels, cookies, juices, pasta, pasta sauces, oils, tuna, frozen products such as pizza and veggie burgers, and pet foods. In fiscal 2003, we rolled out a new private label strategy that includes a new designfor our private label products and new product formulations to further improve their quality. We intend to continue to eliminate slow-moving private label products and to expand our private label product offerings on a selected basis.

Pricing. In general, natural and gourmet foods and related products have higher costs of production and correspondingly higher retail prices than conventional grocery items. Our pricing strategy has been to maintain prices that are at or below those of our natural foods competitors while educating our customers about the higher quality and added value of our products to differentiate them from conventional products. Like most conventional supermarkets, we regularly feature dozens of sale items, and we use an advertising flyer program featuring a broad selection of sale items from all departments. Our flyers feature strong sale pricing on selected perishable products, as well as advertised sales on a broad selection of grocery, frozen foods, vitamins, supplements and body care products. In-store unadvertised "Wild Buys" add variety and encourage frequent shopping trips by our customers. Sale items are promoted through a variety of media, including direct mail, newspapers and in-store flyers. We regularly monitor the prices at natural foods and conventional supermarket competitors to ensure our prices remain competitive.

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

At Wild Oats, we sell food that remembers its roots." (R)TM

Our values of service, integrity, quality, giving back to our communities, increasing value for our stakeholders (which include our stockholders, our employees and our communities) and accountability were adopted to support our mission statement. As part of our values, we believe that knowledgeable, satisfied and motivated staff members have a positive impact on store performance and overall profitability. We have implemented product knowledge training programs for certain departments to ensure that staff receive consistent training on issues affecting the products they sell. We will continue to focus on customer service in the coming years, with training for existing staff as well as new employees. In fiscal 2003, we continued to enhance our staff level training with structured programs, built a strong network of certified trainers in each store, improved our training for new store openings and introduced classes on selling skills. Additionally, we focused attention on our store leadership and delivered training to managers in many key areas.

Management and employees. Our stores are organized into five geographic regions, each of which has a regional director who is responsible for the store operations within his or her region and who reports to our senior management. The regional directors are responsible for, and frequently visit, their cluster of stores to monitor financial performance and ensure adherence to our operating standards. We maintain a staff of corporate level department specialists including natural living, food service, produce and floral, meat/poultry/seafood and grocery merchandising directors who manage centralized buying programs and formulate store-level merchandising, pricing and staff training to ensure company-wide adherence to product standards and store concept service expectations.

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

Purchasing and distribution

We have centralized merchandising departments for each major product category. These departments set product standards, approve products and negotiate volume purchase discount arrangements with distributors and vendors. The wholesale segment of the natural foods industry provides a large and growing array of product choices across the full range of grocery product categories. In 2001, we announced that we signed a new primary distribution arrangement with Tree of Life, Inc. ("TOL"). Unfortunately, the parties were never able to take advantage of the operational and purchasing synergies offered by that arrangement, and in the fourth quarter of fiscal 2003, we announced that the parties would be terminating the relationship and that Wild Oats would be converting a secondary contract with UNFI to a primary relationship. We entered into a new primary distribution agreement with UNFI in January of 2004.  The distribution arrangement commences effective April 1, 2004 and has a five-year term. Either party may terminate the agreement for defaults by the other party of certain provisions of the agreement. Under the terms of the new agreement, we are obligated to purchase a majority of certain specified categories of goods for sale in our U.S. stores from UNFI, except in certain defined circumstances when such purchasing obligation is excused. We believe UNFI has sufficient warehouse capacity and distribution technology to service our existing stores' distribution needs for natural foods and products as well as the needs of new stores in the future. We will receive, as part of the new agreement, a transition fee payable over the term of the agreement and subject to the Company meeting certain minimum purchase requirements, to offset a portion of the transition costs incurred during the transition of our primary distribution relationship to UNFI. These costs include, but are not limited to, the cost of retagging store shelves, modification of product inventory, disposal of discontinued products, resetting of products on store shelves and training of store personnel in new procedures.  We have since entered into a secondary contract with TOL. In the first quarter of 2004, we began the process of transitioning from TOL to UNFI, and expect that the process will be substantially completed by the end of the first quarter of 2004. To date, the transition has not resulted in any unusual or unexpected disruptions in product supply.

We currently operate two warehouse facilities in Riverside, California and in San Antonio, Texas, which receive and distribute purchases of produce and grocery items that cannot currently be delivered cost effectively directly to the stores by outside vendors. In February 2004, we brought on-line a new, state-of-the-art 241,000 square foot perishable goods Distribution Center ("DC") to service our stores located in the western United States. We believe this facility will improve the quality and freshness of the perishable products we sell in our stores by providing the appropriate ambient temperature from arrival at our docks to loading on outgoing trucks. As we enter new markets, we will evaluate the need for additional warehouse and distribution facilities.

We operate commissary kitchens in Phoenix, Arizona; Denver, Colorado; Portland, Oregon and Vancouver, British Columbia, Canada. These facilities produce deli food, take-out food, bakery products and certain private label items for sale in our stores. Each kitchen can make deliveries to stores within a certain radius of the facility. We will evaluate the need for new commissary kitchens as we expand into new markets. For stores outside the delivery area of our commisary kitchens, the food service department produces their own goods from standard recipes.

Marketing

We recognize the importance of building brand awareness within our trade areas and advertise in traditional media outlets such as radio, newspapers, outdoor and direct mail to gain new customer trial and repeat business. During the second half of fiscal 2003, we reduced the frequency of advertising flyer inserts for our natural foods supermarket format to bi-weekly (from weekly) and redeployed these efforts into other consumer communication vehicles. During the second half of fiscal 2003, we shifted our distribution strategy to target consumers based on demographic information, distributing less often to a smaller, but more targeted group. We anticipate continuing this program in fiscal 2004. Our farmers market format stores primarily use flyers and "weekly specials" advertising to generate consumer interest and drive customer traffic.

We also focus on in-store consumer education through the use of a variety of media, including in-store flyers, informational brochures and signage that promote the depth of our merchandise selection, benefits of natural products and competitive prices. When we first enter a new market, we execute an intense marketing and public relations campaign to build awareness of our new store and its selection of natural products. After the initial campaign, this advertising is supplemented by the marketing strategies described above, as the same are tailored to the unique circumstances of the new store. Our public relations department promotes the Company and its achievements, manages a consistent flow of internal and external communications and assists in educating consumers about our position on issues of importance, such as genetically modified foods and the use of antibiotics in livestock production. This group also plans and implements media coverage and community events as part of our grand opening celebrations at our new stores.

Advertising costs net of vendor reimbursement for stores averaged 1.5% of sales in fiscal 2003. We offset a certain amount of such costs through a promotional program with our vendors, which allows for different degrees of promotional participation by the vendor in our weekly flyers. Advertising costs net of vendor reimbursement for stores averaged 1.4% of sales in fiscal 2002.

Management information systems

Our management information systems have been designed to provide detailed store-level financial data, including sales, gross margin, payroll and store contribution, to regional directors and store directors and to our headquarters on a timely basis. We determined that our ability to control costs would be increased by capital improvements in technology and software. In fiscal 2003, we made substantial investments in information systems, and implemented a number of information management initiatives intended to make us more competitive in the marketplace, including the following:

    An enterprise-wide financial planning, sales forecasting and budgeting tool for multiple scenarios, levels of detail, and what-if analysis;
    An in-store signage and shelf tag printing system controlled by our home office. The system provides better accuracy of POS signage and shelf labels, more efficient production, and a more consistent look of signage from store to store; and
    A scale hosting system, which enables us to control space pricing, product descriptions, ingredients, cooking instructions and other printed material on weighed items.

In fiscal 2003, we commenced implementation of a back-door replenishment program, a structured and integrated technology-based process for product ordering, vendor electronic data interchange (EDI), vendor replenishment and store back-door receiving and accounting. The back-door replenishment program will improve verification of the accuracy of deliveries and increase the efficiency of our warehouse and in-store receiving departments, as well as provide more control over inventory costs, and quantity and overstock. We expect to complete the implementation of this program in the natural foods supermarket format stores in the third quarter of fiscal 2004.

In fiscal 2004, we intend to commence implementation of :

    Automated Labor Scheduling system to forecast employee schedules based on holidays, special events, high sales periods, employee availability and employee status;
    Time and Attendance system for managing and controlling labor costs at all locations; and
    Warehouse Management System for our new distribution warehouse in Riverside, California. This also includes a suite of applications for electronic ordering and receiving of product, invoice matching and integration to our financial accounting system.

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

A number of other natural foods supermarkets offer a range of natural foods products similar to those offered in our stores. We believe that the principal competitive factors in the natural foods industry include customer service, quality and variety of selection, store location and convenience, price and store atmosphere. We directly compete with one gourmet and natural foods competitor in California, Colorado, Florida, Illinois, Massachusetts, New Mexico and Texas (a total of 75% of our current total sales are in these markets). We believe our natural foods supermarket concept is differentiated from that of our primary competitor through our higher product standards and more competitive pricing. Our physical stores are smaller in size, and less expensive to build, which gives us access to markets that may not have the diversity believed necessary to support large box stores. We do not believe we have any competitors for our farmers market format stores.

Employees

As of March 1, 2004, we employed approximately 4,900 full-time individuals and 3,400 part-time individuals. Approximately 7,957 of our employees are engaged at the store-level and 374 are devoted to regional and administrative corporate activities. We believe that we maintain a good relationship with our employees. However, based on our past history of union organizing activity, we anticipate that in the future one or more of our stores may be the subject of attempted organizational campaigns by labor unions representing grocery industry workers.

In fiscal 2003, we modified certain features of our benefits plans and introduced additional plans to provide our employees with a broad range of competitive benefits. All of our store employees participated in an incentive program that provides periodic payments based on achieving certain store-level performance targets and operations standards. Our eligibility rules were expanded to open health and welfare programs to approximately 2,000 more employees. Preventive and prescription coverage was also expanded under our medical and dental programs with an emphasis on "wellness". Life insurance and disability programs were expanded to include coverage for part-time employees.

Available information

Our Corporate Internet website is http://www.wildoatsinc.com, ("Internet Website"), where we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. These reports are also maintained by the SEC on their website at http://www.sec.gov. Additionally, the public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Charter of the Board of Directors’ Nominating Committee and our Code of Ethics are also posted on our Internet Website. We will post on our Internet Website any waivers, granted to the principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, that relate to any element of the Code of Ethics enumerated in Item 406(b) of Regulation S-K.

Item 2.

PROPERTIES

We currently lease approximately 54,000 square feet for our corporate headquarters in Boulder, Colorado. The lease has one and one-half years remaining on the term, with one three-year renewal option.

We lease all of our currently operating stores. We currently have letters of intent or leases signed for 30 sites projected to be opened in the remainder of fiscal 2004 and fiscal 2005, including 16 Henry’s farmers market format store sites in Arizona and California, and 14 Wild Oats natural foods supermarket format stores. We currently anticipate opening 15 new stores in 2004, including several in metropolitan Phoenix, Arizona; several in metropolitan San Diego and Los Angeles, California; Colorado Springs and Superior, Colorado; metropolitan Portland, Oregon, and Salt Lake City, Utah. Our leases typically provide for a 10- to 15-year base term and generally have several renewal periods. The rental payments are generally fixed base rates, although many of our older leases called for payment of minimum base rent with additional rent calculated on a percentage of sales over a certain break point. All of the leases are accounted for as operating leases. The majority of leases signed in fiscal 2003, and beyond, were, or will be, negotiated on a turnkey basis, which substantially reduces our capital expenditures, with modest increases in long-term rent.

Store locations

The following map and store list show, as of March 1, 2004, the natural foods grocery stores that Wild Oats operates in each state and Canadian province and the cities in which our stores are located.

3
1
9
22
3
3
14
1
2
5
4
1
1
8
2
2
1
3
2
3
1
3
2
1
5

Arizona:
Phoenix, Scottsdale, Tucson (2)
Arkansas:
Little Rock
California:
Chino Hills, Costa Mesa, Escondido, Hemet, Laguna Beach, Laguna Niguel, Long Beach, Pasadena, San Diego (11), Santa Monica (2), Yorba Linda
Colorado:
Boulder (3), Colorado Springs (2), Denver (8), Fort Collins
Connecticut:
West Hartford, Westport
Florida:
Fort Lauderdale, Melbourne, Miami, Miami Beach, West Palm Beach
Illinois:
Evanston, Hinsdale
Indiana
Indianapolis
Kansas
Kansas City (2)
Kentucky
Lexington, Louisville
Massachusetts
Boston (3)
Maine
Portland
Missouri
Kansas City, St. Louis
Nebraska
Omaha
Nevada
Las Vegas (2), Reno
New Jersey:
Princeton
New Mexico:
Albuquerque (3), Santa Fe
Ohio:
Cincinnati, Cleveland, Upper Arlington
Oklahoma:
Tulsa
Oregon:
Bend, Eugene (2), Portland (7)
Tennessee:
Franklin, Memphis, Nashville
Texas:
Austin (2), Corpus Christi, El Paso, McAllen, San Antonio (3)
Utah:
Park City, Salt Lake City (2)
Washington:
Vancouver
British Columbia, Canada:
Vancouver (2), West Vancouver

Support Facilities:

We have three office facilities separate from stores: two in Colorado and one in California, from which regional and home office support are provided. We have four commissary kitchens, one free standing kitchen in Portland, Oregon and three commissary facilities as part of three stores in Arizona, Colorado and British Columbia, Canada. We also have two distribution warehouses, one in California and one in Texas.

Item 3.

LEGAL PROCEEDINGS

Wild Oats Markets Canada, Inc., as successor to Alfalfa's Canada, Inc., a Canadian subsidiary of the Company, is a defendant in Helen Fakhri and Ady Aylon, as Representative Plaintiffs v. Alfalfa's Canada, Inc., a class action suit brought in the Supreme Court, British Columbia, Canada by representative plaintiffs alleging to represent two classes of plaintiffs - those who contracted Hepatitis A allegedly through the consumption of food purchased at a Capers Community Market in the spring of 2002, and those who were inoculated against Hepatitis A as a result of news alerts by Capers and the Vancouver Health Authority. In the fourth quarter of 2003, the action was certified as a class action by the court. The Company is appealing that ruling. The Company intends to vigorously defend both class certification and the suit itself. The Company is not able to estimate the potential outcome of the suit at this time.

In April 2000, the Company was named as defendant in S/H -Ahwatukee, LLC and YP- Ahwatukee LLC v. Wild Oats Markets, Inc., Superior Court of Arizona, Maricopa County, by a landlord alleging Wild Oats breached a continuous operations clause arising from the closure of a Phoenix, Arizona store. The landlord dismissed the same suit, filed in 1999, without prejudice in 1999, after the Company presented a possible acceptable subtenant, but subsequently rejected the subtenant. Plaintiff claimed $1.5 million for diminution of value of the shopping center plus accelerated rent, fees and $360,000 in attorneys' fees and costs. After trial in November 2001, the judge awarded the plaintiff an aggregate $536,000 in damages and attorneys' fees. The Company's appeal of judgment was denied in the first quarter of fiscal 2004, and the Company has filed a motion for reconsideration. The Company plans to seek certification of the decision to the Arizona Supreme Court. The Company has recognized a charge to restructuring expense during the fourth quarter of 2003 in the amount of $705,000, including estimated attorney's fees and estimated interest accrued on the judgment.

In October 2000, the Company was named as defendant in 3601 Group Inc. v. Wild Oats Northwest, Inc., Wild Oats, Inc. and Wild Oats Markets, Inc., a suit filed in Superior Court for King County, Washington, by a property owner who claims that Alfalfa's Inc., our predecessor on interest, breached a lease in 1995 related to certain property in Seattle, Washington. After trial in fiscal 2002, a jury awarded $0 in damages to the plaintiffs, and the Company was subsequently awarded $190,000 in attorneys' fees. The plaintiff appealed and the matter has been remanded to the trial court.

In September 2002, the Company filed suit against Michael Gilliland and Elizabeth Cook, former officers and directors and greater than 5% stockholders of the Company, together with two individuals and three limited liability corporations, for a temporary restraining order and damages related to a breach of Mr. Gilliland's noncompetition covenant, contained in his 1996 employment agreement, arising from the opening of a competitive grocery store in New Mexico. The lawsuit is captioned Wild Oats Markets, Inc. v. Michael C. Gilliland, Elizabeth C. Cook, Mark R. Clapp; Patrick Gilliland, Westside Farmer's Market LLC, Westside Liquors LLC and Milagro Cafe LLC. Mr. Gilliland and Ms. Cook have counterclaimed, claiming that Ms. Cook was entitled to severance payments, and that both were undercompensated in the receipt of option grants. After a hearing, the court issued a temporary restraining order against Mr. Gilliland, prohibiting him from engaging in the operation of the competing grocery store. The temporary restraining order was subsequently vacated at the Company's request and the Company dropped its claims for injunctive relief as it did not believe the injunctive relief granted made any material difference in Mr. Gilliland's behavior. The Company discontinued severance payments made to Mr. Gilliland based on his material breach of his employment contract. The Company continues to pursue its suit for damages. A related suit was filed against Mr. Gilliland and his brother, Patrick Gilliland, for misappropriation of trade secrets and insider trading related to Patrick Gilliland's postings on a financial chat board that he was receiving and trading upon confidential information of the Company. The Company has filed a motion to have the two suits consolidated in Boulder County District Court in March 2004.

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

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY

AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the NASDAQ National Market under the symbol "OATS".

The following are the quarterly high and low sales prices for each quarter of the past two years:

	HIGH	LOW

First Quarter 2002	10.160	7.900
Second Quarter 2002	16.250	8.600
Third Quarter 2002	14.109	8.350
Fourth Quarter 2002	12.960	8.310

First Quarter 2003	10.750	7.120
Second Quarter 2003	11.970	9.190
Third Quarter 2003	12.700	9.750
Fourth Quarter 2003	12.290	10.000

As of March 1, 2004, Wild Oats’ common stock was held by 571 stockholders of record. No cash dividends have been declared previously on our common stock, and we do not anticipate declaring a cash dividend in the near future. Our Second Amended and Restated Credit Agreement for our credit facility contains restrictions on the payment of cash dividends without lender consent for so long as amounts remain unpaid under the facility.

Item 6.

SELECTED FINANCIAL DATA

(in thousands, except per-share amounts and number of stores)

The following data for the fiscal years ended December 27, 2003, December 28, 2002, December 29, 2001, December 30, 2000, and January 1, 2000 are derived from the consolidated financial statements of the Company. The following data should be read in conjunction with the Company’s consolidated financial statements, related notes thereto and other financial information included elsewhere in this report on Form 10-K.

FISCAL YEAR	2003	2002	2001	2000	1999

STATEMENT OF OPERATIONS DATA:
Sales
	$ 969,204	$ 919,130	$ 893,179	$ 838,131	$ 721,091
Cost of goods sold and occupancy costs
	683,592	644,862	634,631	581,980	499,627

Gross profit
	285,612	274,268	258,548	256,151	221,464
Direct store expenses
	208,908	198,379	207,898	187,085	154,055

Store contribution
	76,704	75,889	50,650	69,066	67,409
Selling, general and administrative expenses
	64,659	55,186	53,131	36,687	29,739
Loss (gain) on disposal of assets, net
	2,087	21	477	(306)	14
Pre-opening expenses
	2,890	1,897	1,562	3,289	2,767
Restructuring and asset impairment charges (income), net
	(892)	(832)	54,906	42,066	12,642

Income (loss) from operations
	7,960	19,617	(59,426)	(12,670)	22,247
Loss on investment
	-	-	228	2,060	-
Loss on early extinguishment of debt
	186	-	-	-	-
Interest expense, net
	1,881	7,975	9,447	8,850	4,280

Income (loss) before income taxes
	5,893	11,642	(69,101)	(23,580)	17,967
Income tax expense (benefit)
	2,302	4,733	(25,189)	(8,559)	5,198

Net income (loss) before cumulative effect of change in accounting principle
	3,591	6,909	(43,912)	(15,021)	12,769
Cumulative effect of change in accounting principle, net of tax (1)
					281

Net income (loss)
	$ 3,591	$ 6,909	$ (43,912)	$ (15,021)	$ 12,488

Basic net income (loss) per common share
	$ 0.12	$ 0.26	$ (1.80)	$ (0.65)	$ 0.55

Weighted average number of common shares outstanding
	29,851	26,481	24,424	23,090	22,806

Diluted net income (loss) per common share
	$ 0.12	$ 0.26	$ (1.80)	$ (0.65)	$ 0.53

Weighted average number of common shares outstanding
	30,258	27,082	24,424	23,090	23,467

Number of stores at end of period
	103	99	107	106	110
BALANCE SHEET DATA:
Working capital deficit
	$ (40,416)	$ (27,550)	$ (26,490)	$ (16,102)	$ (20,971)
Total assets
	$ 336,591	$ 323,585	$ 353,426	$ 372,632	$ 350,629
Long-term debt (including capitalized leases)
	$ 30,179	$ 43,075	$ 112,291	$ 116,839	$ 80,328
Stockholders’ equity
	$ 175,086	$ 166,902	$ 107,015	$ 151,564	$ 165,387

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

Overview

Wild Oats Markets, Inc. is one of the largest natural food supermarket chains in North America, with 102 stores in 24 states and British Columbia, Canada, as of March 1, 2004. We have always differentiated our stores and our products from our competitors by our uncompromising commitment to natural and organic products and to our customers’ education in the areas of health and wellness. In fiscal 2003, we implemented a number of new strategies to promote our areas of differentiation in the consumer’s mind, including:

    Refinement of our brand identity as a leader in the natural and organic products industry
    Investment in new store signage and merchanding to improve consumer understanding of recent issues surrounding food safety and the integral role of nutrition and diet in overall wellbeing
    Continued training of staff to ensure detailed product knowledge, an ability to assist consumers with health and wellness issues
    Re-engineering of key departments in our stores
    Creation of a body of in-store consumer education materials through a variety of media
    Active sampling and demonstration programs
    Creation of new private label product lines.

Our identification as a leading retailer of the broadest selection of natural and organic products is the foundation of our differentiation from our competition. Along with providing great tasting products in a welcoming and invigorating store environment, we view consumer education as one important key to attracting and retaining loyal customers and increasing basket size. We have introduced new strategies to communicate information on certain food safety concerns and dietary trends, such as our product signage that our beef comes from exclusively grain-fed cattle and our introduction of "Are You Counting Carbs" signage and merchandising in the first quarter of 2004. We have implemented new training programs to enhance consumer service. In 2003, we commenced the re-engineering of our vitamin, supplement and body care department (to be reintroduced as our "Holistic Health" department), including a full redesign of fixtures, lighting, flooring, navigational signage and custom product displays. As part of that re-engineering, we have designed advanced training programs in product knowledge and selling techniques for our Holistic Health staff, along with department-oriented incentive programs, and we are updating and expanding our consumer education materials ranging from product-specific and issue-related brochures to educational videos and access to computer research tools on health and wellness. This newly re-engineered Holistic Health department will be introduced in mid-2004. In 2003, we introduced active sampling of products from our perishables departments and private label lines, which expanded our existing vendor-sponsored demonstration programs as a way to introduce our customers to our new products and encourage shopping of all departments of our stores. We continue to expand our private label product lines with the introduction of unique products from around the world, including two new, custom-created lines of vitamins, minerals and supplements. In 2004, we will be re-engineering our deli departments to enhance product offerings, including our "grab and go" and entree offerings, offer seasonal menus, increase informational signage and improve overall customer service.

Our revenues are primarily derived from the retail sale of products at our stores. Internally, we look to a variety of indicators to evaluate our periodic financial performance, including: comparable store sales; sales per square foot; average basket size; customer count; inventory turns (i.e., how quickly inventory is sold); percentage of total sales by department; department margins; and staff productivity. In fiscal 2003, we continued to focus on increasing comparable store sales results, basket size and customer count through improvements in store-level customer service, execution and presentation, as well as regional and national promotion of Wild Oats Natural Marketplace and Henry’s Marketplace as brand identities. In the fourth quarter of fiscal 2003, comparable stores’ customer traffic increased 4.8% and the average transaction per customer increased 4.9%, while average basket size in the fourth quarter of fiscal 2003 was $21.23, compared to $20.04 in the fourth quarter of fiscal 2002. Average weekly store sales increased 9.7% and sales per square foot increased 10% in the fourth quarter of fiscal 2003, as compared to the same period in fiscal 2002.

Major initiatives implemented and completed during fiscal 2003 and aimed at our targeted areas of improvement included:

    Increased staff training and revised incentive programs
    Resetting of merchandise according to item movement and customer preference
    Refreshing of stores’ environments through remodels and the installation of new decor packages
    Improved store-level informational and sale signage
    Investment in labor scheduling programs to ensure proper staffing levels at all times
    Inventory reduction programs to ensure shelf space for new products
    Shift to centralized buying, pricing and scale hosting to ensure consistency chainwide, and refocus store staff energies on customer service

We built brand awareness in 2003 through a number of methods, including: the re-engineering of our existing private label product lines and the introduction of 140 new private label products; consumer education campaigns regarding a number of issues key to the natural products industry, including trans fats; genetically modified organisms and the sustainability of certain seafood; brand-specific education and advertising on issues of concern to all consumers, including the safety of our meat and seafood in light of "Mad Cow" disease and concerns over contaminants in farm-raised fish, and the availability in our stores of products for specific diet regimes, such as gluten-free diets and lower carbohydrate diets.

We believe all these programs, together with overall operational improvements, resulted in increased store sales, customer count and average transaction size nationwide in fiscal 2003. Strikes by grocery store workers in conventional grocery stores in Missouri in mid-2003 and in southern California commencing in October 2003 and continuing through February 2004 resulted in increased sales and customer counts in our 17 Henry’s Market and five Wild Oats Natural Marketplace stores in those regions. We expect that in southern California, like our experience in Missouri after that strike ended, we will retain some increased business in the 22 affected stores. It is possible that in 2004, other conventional grocery store strikes in other areas of the country may occur as area labor contracts expire and negotiations stall over issues of pay and health care costs. We have developed strategies to service conventional customers during labor strikes, including modification of some product mix and increased customer service, with the goal of customer retention.

Store format and new store growth. We operate in one retail grocery operating segment with two store formats: the natural foods supermarket, under the Wild Oats Natural Marketplace name nationwide and Capers Community Market in Canada; and the farmers market formats, under Henry’s Marketplace in southern California and Sun Harvest in Texas. Both formats emphasize natural and organic products with a wide selection of products in a full-service environment. The formats share a core demographic customer profile. Many of the support services to the stores are provided centrally from our Boulder, Colorado location. All of our stores, regardless of format, purchase from the same primary distributor based on centralized negotiations, merchandising and marketing strategies. Perishables for all of our stores in the western United States are supplied by our new distribution facility.  Distinguishing characteristics of the formats are:

CHARACTERISTICS OF FORMAT TYPES

Natural Foods Supermarket Format	Farmers Market Format

Full range of products, with perishables emphasis	Emphasis on produce
All organic and natural products	Mostly natural products, with a regional mix of conventional and organic produce
20,000 to 35,000 square feet in size	15,000 to 26,000 square feet in size
Suburban and regional locations	Historically neighborhood locations
Target shopper is interested in health and wellness, customer service and an upscale shopping experience	Target shopper is price conscious and seeks freshness, value and authenticity

In 2001 and 2002, we focused on redesigning both of our store format prototypes to increase the navigability of the stores, emphasize certain departments and expand perishable departments. The following table shows the new prototype store openings in fiscal 2003 and through March 1, 2004 by brand and format:

STORE OPENINGS BY BRAND AND FORMAT FOR FISCAL 2003 AND THROUGH MARCH 1, 2004

Wild Oats Natural Marketplace	Henry’s Marketplace

Portland, Maine	Costa Mesa, California
Louisville, Kentucky	Chino Hills, California
Lexington, Kentucky
Franklin, Tennessee (relocation)
SW Denver, Colorado
Park City, Utah
Colorado Springs, Colorado

At December 27, 2003, we had 103 stores located in 25 states and Canada, as compared to 99 stores in 23 states and Canada as of the end of fiscal 2002, and 107 stores in 23 states and Canada as of the end of fiscal 2001. A summary of store openings, acquisitions, closures and sales is as follows:

	TOTAL STORE COUNT
	Fiscal Year Ending		Period EndingMarch 1,

	2002	2003	2004

Store count at beginning of period	107	99	103
Stores opened	1	8	1
Stores closed	(5)	(4)	(1)
Stores sold	(4)		(1)

Store count at end of period	99	103	102

As has been our practice in the past, we will continue to evaluate the profitability, strategic positioning, impact of potential competition, and sales growth potential of all of our stores on an ongoing basis. We may, from time to time, make decisions regarding closures, disposals, relocations or remodels in accordance with such evaluations. In fiscal 2003 and through the date of this report, we have closed five under-performing stores in Tucson and Phoenix, Arizona; Irvine and Los Angeles, California; and Nashville, Tennessee; and sold one store which did not fit our real estate strategy or formats in New York, New York. Of the closed stores, one lease has terminated, two locations have been sublet and one is being remodeled for opening as a farmers market format store. We have also consolidated the operations of two warehouse facilities into our new Riverside, California distribution center. In first half of 2004, we plan to close the third warehouse facility as a part of the consolidations.

We are continuing to execute on our real estate strategy, which is focused on adding stores in those existing markets with proven past performance, and in locations in those markets that are defensible from a competitive standpoint, as well as adding selected new markets on a strategic basis. We have identified strategic markets for expansion of our farmers market format outside of southern California and will be opening the first of the new farmers market stores in Arizona in 2004. To the date of this report we have signed leases or letters of intent for 30 new sites opening in fiscal 2004 and fiscal 2005, including 15 Wild Oats locations selected for the excellence of the projects, the position in new segments of existing markets (Indiana, Nebraska and Ohio) or in strategic new markets and their defensibility from competitive attack, and 18 Henry’s Marketplace locations in easily accessible and highly visible locations in densely populated metropolitan Los Angeles and San Diego, California and our newest expansion market for Henry’s in metropolitan Phoenix, Arizona. We anticipate opening 15 new stores in fiscal 2004 in the following stateslocations: metropolitan Phoenix, Arizona; metropolitan San Diego and Los Angeles, California; Colorado Springs (already open) and Superior, Colorado; Indiana; Nebraska; Ohio; metropolitan Portland, Oregon and Salt Lake City, Utah.

We currently have an inventory of 11 vacant sites comprising closed store and office locations and excess unoccupied space acquired during acquisitions or other leasing transactions, for which we have rent obligations; appropriate accruals have been made for such obligations. In fiscal 2003, we sublet or negotiated the termination of six excess properties from our inventory of vacant sites, and we added four store sites that were closed in fiscal 2003 to our inventory, of which two have been sublet. We are actively seeking subtenants or assignees for the spaces, although many of the sites are difficult to sublease or assign because of unusual site characteristics, surpluses of vacant retail space in the markets in which the sites are located, or because the remaining lease terms are relatively short.

In February of 2003, we completed a refinancing of $75.0 million with a group of banks led by the lead bank in our former credit facility. In December of 2003, we expanded the existing facility under its terms by $20 million and added one new lender. As of the end of fiscal 2003, we had $30.2 million in total borrowings outstanding under the credit facility - $12.9 million less than was outstanding at the end of fiscal 2002. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources." The expansion of the credit facility, together with cash generated from operations, ensures that we have sufficient capital resources to fund our projected new store growth over the next several years.

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
    Store closures
    Our ability to capitalize on distribution efficiencies and execute operating plans
    Changes in consumer preferences for natural foods and products
    Availability of produce and other seasonal merchandise
    Labor unrest in area grocery stores.

Past increases in comparable store sales may not be indicative of future performance. The farmers market format stores, which depend heavily on produce sales, are more susceptible to sales fluctuations resulting from the availability and pricing of certain produce items.

Comparable store sales chain-wide increased by 2.4% in fiscal 2003, as compared to 5.2% in fiscal 2002. Due to nationwide operational improvements and marketing strategies which were evidenced by a strengthening of comparable store sales in all markets in which we operate, and the continuing southern California conventional grocery store strikes already mentioned, comparable store sales for the fourth quarter of fiscal 2003 increased to 9.9%, as compared to 0.8% in the third quarter of fiscal 2003, and 2.9% in the fourth quarter of fiscal 2002. Without the fourth quarter increase in comparable store sales attributable to the positive impact of the southern California grocery store strike on 22 of our stores, estimated comp store sales for the fourth quarter of fiscal 2003 would have been 2.2%.

Pre-opening expenses. Pre-opening expenses include labor, rent, advertising, utilities, supplies and certain other costs incurred prior to a store’s opening. The amount per store may vary depending on whether the store is the first to be opened in a market or is part of a cluster of stores in that market. As a result of increased marketing and training costs, our pre-opening expenses have increased to $300,000 to $400,000 per natural foods supermarket store, and $250,000 to $350,000 per farmers market store, depending on whether the store is the first in a geographic area, the date of rent commencement negotiated under the lease, and the extent of grand opening advertising and staff training activities.

Restructuring and Asset Impairment Activity. During fiscal 2003, due to changes in facts and circumstances as well as certain decisions made by management relating to our operations, estimates of prior restructuring and asset impairment charges were revised, resulting in net restructuring and asset impairment expense/(income) of $855,000, $134,000, ($145,000), and ($1,736,000), for the fourth, third, second, and first quarters of fiscal 2003, respectively.

Critical Accounting Policies and Estimates

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
    Self-insurance reserves
    Reserves for contingencies and litigation

We believe the following critical accounting policies affect our most significant judgments and estimates used in the preparation of our consolidated financial statements:

Goodwill. Goodwill consists of the excess cost of acquired companies over the sum of the fair market value of their underlying tangible and identifible intangible assets acquired and liabilities assumed. Prior to 2002, goodwill was recorded at the store-level, and amortized over 40 years. With adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", we record goodwill at the enterprise level. It is no longer amortized but is tested for impairment annually, or more frequently if certain indicators of impairment exist. Our annual evaluation for impairment requires management to exercise a high degree of judgment in developing assumptions and fair value estimates used in the calculation, which have the potential of significantly impacting the results.

Impairment of Long-Lived Assets. We monitor the carrying value of our long-lived assets, including finite-lived intangible assets, for potential impairment whenever changes in circumstances indicate a potential for impairment may exist. The triggering events for evaluations of finite lived intangible assets include a significant decrease in the market value of an asset, acquisition and construction costs in excess of budget, or current store operating losses combined with a history of losses or a projection of continuing losses. If an impairment is identified, based on undiscounted future cash flows, management compares the asset’s future cash flows, discounted to present value using a risk-adjusted discount rate, to its current carrying value and records a provision for impairment as appropriate. With respect to equipment and leasehold improvements associated with closed stores, the value of these assets is adjusted to reflect recoverable values estimated based on our previous efforts to dispose of similar assets, with consideration for current economic conditions.

Restructuring and Asset Impairment Costs. We plan to complete store closures or sales within a one-year period following the commitment date. Costs related to store closures and sales are reflected in the income statement as "Restructuring and Asset Impairment Charges." For stores we intend to sell, we actively market the stores to potential buyers. Stores held for disposal are reduced to their estimated net realizable value. Prior to 2003, when we commited to close a store, a lease-related liability was recorded for the present value of the estimated remaining non-cancelable lease payments after the anticipated closing date, net of estimated subtenant income, or for estimated lease settlement costs. In addition, we recorded a liability for costs to be incurred after the store closing which are required under leases or local ordinances for site preservation during the period before lease termination. The value of equipment and leasehold improvements related to a closed store was reduced to reflect recoverable values based on our previous efforts to dispose of similar assets and current economic conditions. In accordance with the new requirements of SFAS No. 146 (See "Notes to Consolidated Financial Statements – Note 1 – Organization and Summary of Significant Accounting Policies -New Accounting Pronouncements" for a discussion of SFAS No. 146), as of fiscal 2003, we recognized such lease related costs at the time of the actual store closing. As of the date of the commitment to close or relocate a store, depreciation of store assets is accelerated over the remaining months of operation as necessary in order to bring their net carrying cost down to net realizable value as of the date of closure

Severance costs incurred in connection with store closings are recorded when the employees have been identified and notified of the termination benefits to be made to the employees.

Lease-related liabilities and the recoverability of assets to be disposed of are reviewed quarterly, and changes in previous estimates are reflected in operations. Significant cash payments associated with closed stores relate to ongoing payments of rent, common area maintenance, insurance charges, and real property taxes as required under continuing lease obligations.

Inventories. Store inventories are valued principally at the lower of cost or market, with cost primarily determined under the retail method on a first-in, first-out (FIFO) basis. FIFO cost is determined using the retail method for approximately 80% of inventories and using the item cost method for highly perishable products representing approximately 20% of inventories. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various categories of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates, including shrinkage, which could impact the ending inventory valuation at cost as well as the resulting gross margins.

We maintain allowances for excess or unsaleable inventory as a percentage of its gross inventory balance based on historical experience and assumptions about market conditions. If actual market conditions are less favorable than those projected by management, or if we expand our forward buying of inventory, which will increase our inventory levels, then additional inventory write-downs may be required.

Self-Insurance. We are self-insured for certain losses relating to worker’s compensation claims, general liability and employee medical and dental benefits. We have purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insured losses are accrued based upon our estimates of the aggregate uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and our historical experiences. A high degree of management judgment is required in developing these estimates and assumptions, which have the potential for significantly impacting the required reserve amounts.

Contingencies and Litigation. We maintain reserves for contingencies and litigation based on management’s best estimates of potential liability in the event of a judgment against us, possible settlement costs, as well as existing facts and circumstances. Future adverse changes related to current contingencies and litigation could necessitate additional reserves in the future.

New Accounting Pronouncements. In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, An Interpretation of ARB 51 ("FIN 46") which was subsequently revised in December 2003 (FIN 46R) The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As of December 27, 2003, the Company was not a party to a VIE; therefore, FIN 46R did not have a material effect on the Company’s financial position or results of operations.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued on July 30, 2002. SFAS No. 146 will require companies to recognize costs associated with exit or disposal activities when they occur rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 became effective for the Company on January 1, 2003, and did not have a material impact on the Company’s financial position or results of operations.

On August 15, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for financial statements issued for fiscal years beginning after June 30, 2002. Under SFAS No. 143, an entity shall recognize the cumulative effect of the adoption of SFAS No. 143 as a change in accounting principle. SFAS No. 143 did not have a material effect on the Company’s financial position or results of operations.

The FASB’s Emerging Issues Task Force ("EITF") issued EITF No. 02-16, Accounting By a Customer (Including a Reseller) for Cash Consideration Received From a Vendor, addressed the accounting treatment for vendor allowances. The adoption of EITF Issue No. 02-16 in fiscal 2003 did not have a material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities, resulting primarily from decisions reached by the FASB Derivatives Implementation Group subsequent to the original issuance of SFAS No. 133. This Statement is generally effective prospectively for contracts and hedging relationships entered into after June 30, 2003. The Company has not entered into any such agreements since the effective date; therefore, the adoption of SFAS No. 149 has had no impact on the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity." This Statement establishes standards for an issuer to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument with certain characteristics as a liability, or an asset in some circumstances. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company currently has no financial instruments falling within the scope of this Statement; therefore, the adoption of SFAS No. 150 has had no impact on the Company.

In November 2003, the FASB’s Emerging Issue Task Force (EITF) reached a consensus on EITF No. 03-10, Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers. The consensus required that consideration received by a reseller from a vendor that is a reimbursement by the vendor for honoring the vendor’s sales incentives offered directly to consumers (such as coupons) be recorded as revenue rather than as a reduction of cost of goods sold. The Company has historically accounted for such reimbursements in accordance with EITF 02-16, therefore its adoption will have no impact on the Company’s financial position or results of operations.

Factors Impacting Results of Operations

Our results of operations have been and will continue to be affected by, among other things:

    The number, timing and mix of store openings, acquisitions, relocations, remodels or closings
    Fluctuations in quarterly results of operations
    Impact of merchandising and marketing initiatives on store performance
    Economic conditions
    Construction adjacent to operating stores
    Costs associated with store closings and relocations
    Competition
    Labor issues
    Loss of key management
    Government regulations
    Changes in and performance by suppliers, distributors and manufacturers
    Unavailability of product
    Volatility in our stock price.

New stores build their sales volumes and refine their merchandise selection gradually and, as a result, generally have lower gross margins and higher operating expenses as a percentage of sales than more mature stores. New stores opened prior to 2002 experienced operating losses for the first 12 to 18 months of operation, in accordance with historical trends; stores opened based on our new real estate strategy and using the prototype floor plans in fiscal 2002 and fiscal 2003, based on our rates throughout the year, are projected to incur operating losses for six to 12 months.

We substantially completed the remodeling or remerchandising of 20 of our older stores in fiscal 2003. We plan to complete significant remodels to an additional four stores in fiscal 2004, and to remerchandise a number of stores. Remodels and remerchandising typically cause short-term disruption in sales volume and related increases in certain expenses as a percentage of sales, such as payroll. We cannot predict whether sales disruptions and the related impact on earnings may be greater than projected in future remodeled or remerchandised stores.

The construction or acquisition of new stores, remodeling of existing stores, as well as completion of capital purchases of new technology systems required for efficient operation of our business require substantial capital expenditures. In the past, cash generated from operations, bank debt and equity financing proceeds has funded our capital expenditures. These sources of capital may not be available to us in the future. In addition, our new credit agreement contains limitations on our ability to make capital expenditures that may constrain future growth without additional equity financing. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

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

Downturns in general economic conditions in communities, states, regions or the nation as a whole can affect our results of operations. While purchases of food generally do not decrease in a slower economy, consumers may choose less expensive alternative sources for food purchases. In addition, downturns in the economy make the disposition of excess properties, for which we continue to pay rent and other carrying costs, substantially more difficult as the markets become saturated with vacant space and market rents decrease below our contractual rent obligations.

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

In October of 2003, we announced that due to the parties’ inability to leverage the buying synergies and reach the supply chain efficiencies expected from our primary distribution arrangement with Tree of Life, Inc., the parties had reached agreement to terminate our arrangement. We also announced at that time that we would be exercising a right to convert an existing secondary distribution with UNFI to a primary distribution relationship. In January of 2004, we executed a new five-year primary distribution agreement with UNFI, and we have commenced the process of transititioning our primary ordering to UNFI. We expect that the transition will be substantially completed by the end of the first quarter of 2004; however, delays in the transition process or difficulties in completing the transition may impact sales and operating results.

From time to time, we may experience product shortages due to the impact of adverse weather conditions, such as drought or flood, or disruptions in the supply chain from product shortages, transportation disruptions or other conditions. Our current transition to a new primary distributor in the first quarter of fiscal 2004 may result in product shortages or delivery disruptions. Product shortages may result in a material impact to our sales volume, cost of goods or customer counts.

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

Results of Operations

Our net income for fiscal 2003 was $ 3.6 million, or $ 0.12 per diluted share, compared with a net income of $6.9 million, or $0.26 per diluted share, in fiscal 2002. The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of sales:

FISCAL YEAR	2003	2002	2001

Sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	70.5	70.2	71.1

Gross profit	29.5	29.8	28.9
Direct store expenses	21.6	21.6	23.3

Store contribution	7.9	8.2	5.6
Selling, general and administrative expenses	6.7	6.0	5.9
Loss on disposal of assets, net	0.2
Pre-opening expenses	0.3	0.2	0.2
Restructuring and asset impairment charges (income)	(0.1)	(0.1)	6.1

Income (loss) from operations	0.8	2.1	(6.6)
Interest income	0.1	0.1	0.1
Interest expense	(0.3)	(0.9)	(1.2)

Income (loss) before income taxes	0.6	1.3	(7.7)
Income tax expense (benefit)	0.2	0.5	(2.8)

Net income (loss)	0.4%	0.8%	(4.9)%

The following table sets forth, for the periods indicated, certain selected income statement data in dollars (in thousands):
FISCAL YEAR	2003	2002	2001

Sales	$969,204	$919,130	$893,179
Gross profit	285,612	274,268	258,548
Direct store expenses	208,908	198,379	207,898
Selling, general and administrative expenses	64,659	55,186	53,131
Pre-opening expenses	2,890	1,897	1,562
Restructuring and asset impairment charges (income), net	(892)	(832)	54,906
Interest income	780	778	990
Interest expense	(2,661)	(8,753)	(10,437)
Income tax expense (benefit)	2,302	4,733	(25,189)
Net income (loss)	3,591	6,909	(43,912)

Year over Year Comparisons of Certain Selected Income Statement Data

The following narrative compares those selected income statement data with material changes from year to year.

Sales. Net sales for the fiscal year ended December 27, 2003, were $969.2 million, an increase of 5.4%, compared with $919.1 million in fiscal 2002. Increases were attributable to the addition of eight new stores in fiscal 2003, despite the closure of four stores during the fiscal year, as we ended the year with total square footage of 2.2 million square feet, which is an increase of 6.6% compared with 2.1 million square feet at the end of 2002, as well as increased store sales at 22 stores positively impacted by labor strikes California during fiscal 2003.

We generated $253.9 million in net sales in the fourth quarter of fiscal 2003, a 14.5% increase from $221.8 million in last year’s fourth quarter. Comparable store sales for the fourth quarter of fiscal 2003 were 9.9%, as compared to 2.9% in the same quarter of 2002. The increase in sales in the fourth quarter of fiscal 2003 can be attributed, in part, to the benefit of the southern California conventional grocery strike, without which, estimated comparable store sales in the fourth quarter were 2.2%, despite continued supply chain issues. Net sales in fiscal 2003 were impacted by a number of factors, including the disruption caused by our SKU reduction program, extensive resets and remodels, the impact of road construction on the ability to easily access a number of our stores in the first half of fiscal 2003 and our inability to leverage certain expected supply chain efficiencies throughout 2003. We expect sales to increase at a slightly faster rate in fiscal 2004, due to operational improvements nationwide, the projected opening of up to 15 new stores in fiscal 2004, improvements in supply chain efficiencies upon completion of our new distributor transition at the end of the first quarter, as well as continued strong sales in the first two months of fiscal 2004 in the 22 southern California stores positively impacted by the conventional grocery store strike.

Sales for the fiscal year ended December 28, 2002 were $919.1 million, an increase of 2.9% as compared to fiscal 2001. The increase was primarily due to the opening of one new store in the second quarter of fiscal 2002, operational improvements implemented throughout fiscal 2002, as well as the rollout in the first half of fiscal 2002 of our new marketing and merchandising program in 30 of our natural foods supermarket format stores.

Gross Profit. Gross profit for the fiscal year ended December 27, 2003 increased 4.1% as compared to fiscal 2002, while gross profit margins declined slightly to 29.5%, compared with 29.8% in fiscal 2002, largely due to $4.1 million in accelerated depreciation for the planned closure or relocation of distribution centers, warehouses and stores, along with certain supply chain issues and planned inventory reduction. We anticipate that gross profit margins will improve slightly in fiscal 2004, due to improvement in supply chain, the expansion of our private label lines and the ramp up of our new perishables distribution center in California.

Gross profit margins for the fiscal year ended December 28, 2002, increased to 29.8% from 28.9% in fiscal 2001 due to more disciplined pricing strategies, a new category management structure, vendor consolidation and the substantial completion of our SKU rationalization program.

Direct Store Expenses. Direct store expenses for the fiscal year ended December 27, 2003, remained constant as a percent of sales in fiscal 2003 as compared to fiscal 2002. Direct store expenses increased as a result of the addition of eight new stores and an overall increase in sales and customer traffic. We anticipate that we will see decreases in direct store expenses as a percent of sales in fiscal 2004 and beyond as a result of the rollout in fiscal 2004 of labor scheduling programs to maximize labor efficiencies and reduce overstaffing. On an absolute basis, we expect direct store expenses to increase in fiscal 2004 with the addition of a projected 15 new stores.

Direct store expenses for the fiscal year ended December 28, 2002, decreased to 21.6% from 23.3% in 2001, as a result of better expense management at store-level, as well as the centralization of certain non-retail contracts for items such as supplies, maintenance, in-store music, linens and other service contracts

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal year ended December 27, 2003, increased 17.2% as compared to fiscal 2002. The increases are attributable to costs to improve information systems, headcount increases to continue to build infrastructure to support new store growth plans, as well as costs incurred to audit and amend certain of our benefit plans. Many of these expenditures will not be repeated in 2004, and we anticipate that the benefit plans audit will be concluded during the second fiscal quarter of 2004. We expect that selling, general and administrative expenses will remain flat in absolute dollars and decrease slightly as a percentage of sales in fiscal 2004.

Selling, general and administrative expenses for the fiscal year ended December 28, 2002, increased 3.8% as compared to fiscal 2001. The increases in fiscal 2002 over fiscal 2001 are attributable to investments in information systems to support centralized purchasing and pricing, store-level signage production and a new data warehouse, as well as increases in advertising and merchandising expenses related to the implementation of our marketing and merchandising program and expenses for expanded infrastructure at our headquarters to support new store growth and centralized purchasing and pricing.

Loss on Disposal of Assets. As a result of the significant store closings, remodels and resets, the Company undertook a review of all fixtures and equipment in its stores, offices, and support facilities, including a physical inventory in conjunction with an asset tagging exercise. The Company completed the review and recorded in fiscal 2003 a $2.1 million loss on disposal of fixtures and equipment. Loss on disposal amounts for prior years relate to assets disposed of in the normal course of business and have been relatively immaterial.

Pre-Opening Expenses. Pre-opening expenses for the fiscal year ended December 27, 2003, increased 52.3% as compared to fiscal 2002, primarily as a result of the increase in new store openings in fiscal 2003 as compared to fiscal 2002. As part of increased marketing and training efforts, we anticipate that pre-opening expenses will average $350,000 per new store across both formats, and pre-opening expenses will increase in absolute dollars in fiscal 2004 as we open 15 new stores, compared to eight new store openings in 2003.

Pre-opening expenses for the fiscal year ended December 28, 2002, increased 21.4% as compared to fiscal 2001 but remained constant as a percentage of sales. The increase in pre-opening expenses was attributable to an overall increase in advertising and marketing expenditures per store.

Restructuring and Asset Impairment Charges (Income) – Fiscal 2003. Restructuring and asset impairment income in fiscal 2003 was $892,000, as compared to $832,000 in fiscal 2002, and expense in fiscal 2001 of $54.9 million. The table on the following page summarizes the components of restructuring and asset impairment charges and income for fiscal years 2003, 2002, and 2001, respectively, by quarter (in thousands):

	Fiscal 2001					Fiscal 2002				Fiscal 2003

Components of Charge	2nd QTR	3rd QTR	4th QTR	Total	1st QTR	2nd QTR	3rd QTR	4th QTR	Total	1st QTR	2nd QTR	3rd QTR	4th QTR	Total

Insurance proceeds received for impaired assets previously written off													$ (250)	$ (250)

Gain on sale of assets					$(253)		$ (85)	$ (130)	$ (468)

Change in estimate related to fixed asset impairment	$ 1,498		$(1,645)	$ (147)

Change in estimate related to lease-related liabilities for sites previously identified for closure or sale	15,923		(11,188)	4,735	93	$(678)	(100)	(3,437)	(4,122)	$(1,295)	$1,933	$ (612)	1,140	1,166

Change in estimate related to lease-related liabilities for sites previously identified for closure that were closed or disposed of during the quarter					(761)				(761)	(441)	(2,195)	70	(150)	(2,716)

Lease-related liabilities for stores identified to be closed or sold during the period	10,228	$ 108	3,700	14,036			5	3,552	3,557

Severance for employees	2,511		155	2,666	269	142		9	420		117		115	232

Fixed asset impairments	24,673	668	8,275	33,616		536	6		542			676		676

TOTAL	$ 54,833	$ 776	$ (703)	$ 54,906	$(652)	$ 0	$(174)	$ (6)	$ (832)	$(1,736)	$ (145)	$ 134	$ 855	$ (892)

During the fourth quarter of fiscal 2003, we recorded restructuring and asset impairment expense of $855,000. Details of the significant components are as follows:

    Change in estimate for a site previously identified for closure that was closed during the fourth quarter ($150,000 of restructuring income). During the fourth quarter, we closed a store previously identified for closure in Tucson, Arizona and negotiated the early termination of its lease effective December 2003. Therefore, we reversed the remaining lease-related liabilities previously recorded for the Tucson location, recognizing $150,000 in restructuring income.
    Changes in estimate related to lease-related liabilities for sites previously identified for closure ($1,140,000 in restructuring expense). During the fourth quarter, we secured a viable subtenant for a location in Los Angeles, California resulting in restructuring income of $375,000. Also, during the quarter, we determined that additional time will be needed to dispose of certain lease obligations for vacant sites in Nashville, Tennessee and Pinecrest, Florida, resulting in restructuring expense of $213,000. Based on a current assessment of changing real estate market conditions in the area as well as undesirable site characteristics, we determined the likelihood of disposing of our lease obligations related to certain space adjacent to a store in Fort Collins, Colorado, was remote, and therefore restructuring expense of $597,000 was recorded to adjust the reserve balance to the net present value of the remaining lease payments. In February 2004, the Superior Court of Arizona, Maricopa County upheld a judgment against the Company which resulted in a $705,000 charge to restructuring expense. Based on these changes in facts and circumstances and the related changes in estimates, we adjusted or reversed the remaining lease-related liabilities previously recorded for these locations and recognized net restructuring expense of $1,140,000.
    Insurance settlement received for impaired assets previously written off ($250,000 in asset impairment income). During the fourth quarter, we received $250,000 in insurance proceeds as partial reimbursement for property losses and incremental expenses incurred during the first quarter of 2003 caused by a roof collapse at a support facility in Federal Heights, Colorado. The support facility had been previously identified for closure during the fourth quarter of fiscal 2001, and the carrying value of its fixed assets were written off as an impairment charge at that time. Therefore, we recorded a gain in the amount of the insurance proceeds received of $250,000.
    Severance for employees notified of termination during the fourth quarter ($115,000 restructuring expense). During the fourth quarter, 37 employees were terminated in conjunction with the closing of a store in Tucson, Arizona, a warehouse in San Diego, and a restaurant operating within a store in West Vancouver, British Columbia. The employees were notified of their involuntary termination during the fourth quarter of fiscal 2003. As of December 27, 2003, $31,000 of involuntary termination benefits had been paid to terminated employees.

During the third quarter of fiscal 2003, we recorded a restructuring and asset impairment charge of $134,000. Details of the significant components are as follows:

    Lease-related liabilty for site closed during the third quarter of fiscal 2003 ($70,000 of restructuring expense). During the third quarter of fiscal 2003, we closed a store in Nashville, Tennessee, as part of a relocation to a larger site. Based upon the facts and circumstances, we expected either the lease would be terminated or the space subleased to a viable subtenant within six months from the date of closure, and, as a result, we recognized a restructuring charge of $70,000.
    Changes in estimate related to lease-related liabilities for sites previously identified for closure or sale ($612,000 of restructuring income). During the third quarter of fiscal 2003, we secured a viable subtenant for a location in Memphis, Tennessee. Additional information received in the third quarter resulted in a revision in the net restructuring charges previously recorded for a store in Irvine, California. As a result, we recorded restructuring income of $699,000 to reduce the accrual to the required amount. This was offset by a restructuring charge of $87,000 for the costs associated with restoring a space to its original condition for a location previously included in a restructuring charge. Based on these changes in facts and circumstances and the related changes in estimates, we adjusted or reversed the remaining lease-related liabilities previously recorded for these locations and recognized net restructuring income of $612,000 during the third quarter of fiscal 2003.
    Asset Impairment ($676,000 of asset impairment charges). In addition to the restructuring income described above, management also identified asset impairment charges of $676,000 in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets for two stores held for use. These assets became impaired during the third quarter of fiscal 2003 because the projected cash flows of each store at the time were not sufficient to fully recover the carrying value of the stores’ long-lived assets. In determining whether an impairment exists, we estimate the stores’ future cash flows on an undiscounted basis, and if the cash flows are not sufficient to recover the carrying value, then we use a discounted cash flow based on a risk-adjusted discount rate, to adjust its carrying value of the assets and records a provision for impairment as appropriate. Management believes the weak performance from the stores included in the asset impairment charge was caused by depressed markets and increased competition. We continually reevaluate our stores’ performance to monitor the carrying value of our long-lived assets in comparison to projected cash flows.

During the second quarter of fiscal 2003, we recorded restructuring income of $145,000. Details of the significant components are as follows:

    Change in estimate related to lease-related liabilities for sites previously identified for closure or sale that were closed, sold or disposed of during the second quarter of fiscal 2003 ($2,195,000 of restructuring income). During the second quarter of fiscal 2003, we concluded a sublease transaction with a subtenant in Irvine, California, the viability of whose business led us to determine that the subtenant’s business stability and the expected sublease income supported reversal of the remaining reserves of $2,195,000.
    Severance for employees terminated in the second quarter of fiscal 2003 ($117,000 of restructuring expense). During the second quarter of fiscal 2003, 37 employees were notified of their involuntary termination in conjunction with the closure of two stores in Irvine and Los Angeles, California. As of December 27, 2003, all $117,000 of the involuntary termination benefits had been paid to terminated employees.
    Changes in estimate related to lease-related liabilities for sites previously identified for closure or sale ($1,933,000 of restructuring expense). During the second quarter of fiscal 2003, we determined that additional time will be needed to dispose of certain lease obligations for four vacant sites. This determination was largely driven by results of our current disposition efforts, and is attributable to poor marketability and/or unattractive characteristics of the space, which may require improvement allowances and rent concessions. As a result, we increased our estimated reserves for these sites by $1,988,000. Offsetting this charge was $55,000 in restructuring income related to the early termination of leases in Cleveland, Ohio and Santa Fe, New Mexico. Based on these changes in facts and circumstances and the related changes in estimates, we adjusted or reversed the remaining lease-related liabilities previously recorded for these locations and recognized net restructuring expense of $1,933,000 during the second quarter of fiscal 2003.

During the first quarter of fiscal 2003, we recorded restructuring income of $1,736,000. Details of the significant components are as follows:

    Change in estimate related to lease-related liabilities for sites previously identified for closure or sale that were closed, sold or disposed of during the first quarter of fiscal 2003 ($441,000 of restructuring income). During the first quarter of fiscal 2003, we completed payment obligations for amounts less than previously estimated under a lease for excess space located in West Hartford, Connecticut, and under lease termination agreements for sites located in West Hollywood, California and Kansas City, Missouri. We closed a commissary facility in Federal Heights, Colorado, after weather-related structural damage rendered the facility untenantable. Based on these changes in facts and circumstances, we reversed the remaining lease-related liabilities previously recorded for these locations and, therefore, recognized restructuring income of $441,000 during the first quarter of fiscal 2003.
    Changes in estimate related to lease-related liabilities for sites previously identified for closure or sale ($1,295,000 of restructuring income). During the first quarter of fiscal 2003, we reviewed the viability of a subtenant in Fort Collins, Colorado, and determined the subtenant’s business stability and the expected sublease income supported reversal of the remaining reserves of $628,000 which had been previously established. Subsequent to the first quarter of fiscal 2003, we negotiated the early termination of leases in Cleveland, Ohio and Santa Fe, New Mexico, with payment obligations to terminate in the second and fourth quarters of fiscal 2003, respectively. The settlement amounts were less than previously estimated and accrued, and $980,000 was reversed to income. Offsetting this income, we recorded a charge of $313,000 for the difference between the terms of a new signed sublease for a closed location in Hartford, Connecticut, and the terms of a prior sublease for the same location under which the prior subtenant had defaulted. Based on these changes in facts and circumstances and the related changes in estimates, we adjusted or reversed the remaining lease-related liabilities previously recorded for these locations and recognized net restructuring income of $1,295,000 during the first quarter of fiscal 2003.

A summary of restructuring activity by store count is as follows:
	RESTRUCTURING STORE COUNT
				Period
	Fiscal Year Ending			Ending
	2001	2002	2003	March 1, 2004

Stores remaining at commencement of period	9	6	3	8
Stores identified in fiscal 2001 for closure or sale	6
Stores identified in fiscal 2002 for closure or sale		6
Stores identified in fiscal 2003 for closure, relocation or conversion			5
Support facilities identified in fiscal 2003 for closure/relocation			4
Identified stores closed or abandoned	(3)	(5)	(4)	(1)
Identified stores sold	(2)	(4)		(1)
Identified support facilities closed				(3)
Reversal of stores identified for closure or sale	(4)

Identified stores and support facilities remaining at period end	6	3	8	3

As of December 27, 2003, four of the stores identified in fiscal 2001 for closure or sale were closed or abandoned and the remaining two stores were removed from our closure or sale list due to changes in facts and circumstances. Of those stores identified in fiscal 2002, all have been sold or closed as of December 27, 2003. Of the five stores and four support facilities identified in fiscal 2003 for closure, relocation, sale, or conversion, one has been relocated as of December 27, 2003, one was sold in January, 2004, four were closed in the first quarter of 2004, two will be closed or relocated during fiscal 2004, and the one store remaining will be closed in fiscal 2005.

Management will decide to close or relocate stores in circumstances where the existing store is under-performing and/or a more desirable location in the same market becomes available. Warehouses and support facilities will be closed, consolidated, or relocated when opportunities arise to reduce overall costs of operations in these facilities, and therefore improve gross profit margins and overall cash flows. We anticipate that we will close up to five additional stores and three warehouses in 2004, all but one of which will be closed upon the expiration of their respective lease terms. Two of the five anticipated store closures involve relocations to other sites. As of the date of this report, we have consolidated the operation of two warehouse facilities into our new Riverside, California distribution center. In the first half of 2004, we plan to close the third warehouse facility as a part of the consolidation. We expect the closure and/or relocation of these stores and warehouses to ultimately result in improved store contributions and cash flows for the Company in the long term. The short term cash flow effects of these closures and/or relocations usually involve some severance costs which, for these 2004 closures, we expect to be minimal as we anticipate that a majority of the employees will accept positions at relocated stores and warehouses or other positions within the Company. Costs for removal of furniture, fixtures, and inventory for these closures are expected to be minimal. The expected non-cash impact on operating results in 2004 due to accelerated depreciation of assets in stores and facilities targeted for closure is expected to be approximately $3.9 million.

Restructuring and Asset Impairment Charges – Fiscal 2002 and Fiscal 2001. Total restructuring and asset impairment expense/(income) recorded in fiscal 2002 and 2001 was ($832,000) and $54.9 million, respectively. See "Notes to Consolidated Financial Statements – Note 12 - Restructuring and Asset Impairment Charges" for details of the significant components of the expense (income).

Interest Income. Interest income for the fiscal year ended December 27, 2003, remained relatively constant as compared to fiscal 2002. Interest income for the fiscal year ended December 28, 2002, decreased 21.4% as compared to fiscal 2001. The decrease was attributable to lower interest rates and reduced levels of invested cash.

Interest Expense. Interest expense for the fiscal year ended December 27, 2003, decreased 69.6% as compared to fiscal 2002, due to an overall decrease in borrowings under our new credit facility, a substantial decrease in our overall borrowing rate under the new credit facility and the expiration in August 2003 of an interest rate swap agreement required by our prior credit facility. Under our Second Amended and Restated Credit Facility, effective February 26, 2003, interest rates decreased from LIBOR plus 5.25% (the rate under our prior credit facility through February 25, 2003) to LIBOR plus 2.25%. We project that interest expense will decrease substantially in fiscal 2004 over fiscal 2003, as a result of the reduction in overall borrowings and the decrease in interest rates resulting from our new credit facility.

Interest expense for the fiscal year ended December 28, 2002, decreased 16.1% as compared to fiscal 2001, due to higher average borrowings in fiscal 2001 and higher swap-related interest rates on the term portion of the credit facility in fiscal 2001.

Income Tax Expense (Benefit). The effective tax rate for the fiscal year ended December 27, 2003 was 39.1% as compared to 40.7% for fiscal 2002 and 36.5% for fiscal 2001. The effective tax rate in 2002 was higher relative to 2003 and 2001 due to the fact that in 2002, the rate was adversely impacted by our inability to utilize foreign tax credits due to net operating losses. In addition, the write-off of certain deferred tax assets having no future taxable benefit negatively impacted the effective tax rate for 2003 by 1.8 percentage points.

As of December 27, 2003, we had a net deferred tax asset of $18.8 million. The realization of the net deferred tax asset is not assured. We believe it is more likely than not that we will generate sufficient taxable income in the future to realize the full amount of the deferred tax asset, except for certain state net operating loss carry forwards which we believe will not result in a future realizable tax benefit based upon projected taxable income in those states during the carry forward period. Our assessment of the portion of the deferred tax asset we believe to be realizable is based on projections that assume that we can maintain our current store contribution margin. Furthermore, we expect to maintain the sales growth experienced over the past five years that would generate additional taxable income. Uncertainty related to the realization of the deferred tax asset is attributable to the aforementioned risks to our ability to achieve our four-year business plan and generate future taxable income to realize the full amount of the deferred tax asset. We believe that the sales, gross margin, store contribution margin, and selling, general and administrative expenses assumptions in our four-year business plan are reasonable and, more likely than not, attainable. We will continue to assess the recoverability of the net deferred tax asset and to the extent it is determined in the future that an adjustment to the valuation allowance is required, it will be recognized as a charge to earnings at that time.

For the fiscal year ended December 28, 2002, we recorded a $4.7 million income tax expense. For the fiscal year ended December 29, 2001, we recorded a $25.2 million income tax benefit, primarily as a result of the loss before taxes of $69.1 million during the period.

Net Income. In fiscal 2003, we generated net income of $3.6 million, or $0.12 per diluted share, compared with net income of $6.9 million or $0.26 per diluted shares in 2002. Supply chain issues were a primary contributor to our decline in net income in the second half of 2003. We are currently in the process of transitioning our primary distribution business to UNFI. Commencing in the first quarter of fiscal 2004, we began the process of transitioning our perishables distribuition in the western region of the country to our new, state-of-the-art distribution center. As part of that transistion, we consolidated two older distribution facilities into the new perishables distribution center, and anticipate the consolidation of a third warehouse facility in the first half of fiscal 2004 in southern California. Disruptions in the transitions mentioned above may impact net income. Both the distributor and warehouse transitions will be completed by the end of the first half of fiscal 2004.

Net income in fiscal 2002 was $6.9 million, or $0.26 per diluted share, as compared to a net loss in fiscal 2001 of $43.9 million, or ($1.80) per diluted share. Net income in fiscal 2002 benefited from decreases in direct store expenses and interest expense. In fiscal 2001, net income was negatively impacted by the recordation of a $54.9 million restructuring and asset impairment charge in the second quarter resulting from a comprehensive review conducted by our new chief executive officer of the business and strategic repositioning efforts of the Company. Net income for fiscal 2001 also was negatively impacted by substantial increases in selling, general and administrative expenses incurred for consulting and professional fees resulting from a comprehensive review of our business and strategic position, severance costs for senior executives and other costs and fees, including advertising and marketing expenses related to the implementation of a major marketing initiative. See "Notes to Consolidated Financial Statements - Note 12 - Restructuring and Asset Impairment Charges" for details of the significant components of the 2001 charge.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements to disclose.

Liquidity and Capital Resources

Our primary sources of capital have been cash flow from operations (which includes trade payables), bank indebtedness, and the sale of equity securities. Primary uses of cash have been the financing of new store development, new store openings, relocations, remodels, replacement capital expenditures and acquisitions and repayment of debt.

Net cash provided by operating activities was $43.8 million during fiscal 2003 as compared to $34.7 million during fiscal 2002. Increases in cash from operating activities during this period were attributable to overall improvements in working capital levels primarily due in large part to inventory reductions in our existing store base (exclusive of new store inventory). Accounts payable balances as of December 27, 2003 increased to $47.5 million from $34.8 million as of December 28, 2002. This increase was primarily attributable to an increase in construction related payables at the end of 2003, longer average vendor payment terms, and increased sales volume in the fourth quarter of 2003. Additional paid time off benefits offered to employees starting in 2003, as well as a normal increase in workers compensation self insurance reserves resulted in an overall increase in accrued liabilities of $5.1 million as of the fiscal year ended 2003 as compared to fiscal year ended 2002.

Net cash used in investing activities was $31.4 million during fiscal 2003 as compared to $13.4 million during fiscal 2002. The increase is due to an increase in capital expenditures for eight new stores constructed in fiscal 2003.

Net cash used in financing activities was $6.5 million during fiscal 2003 as compared to net cash provided of $28.8 million during fiscal 2002. The change reflects the net proceeds from an equity offering completed in fiscal 2002, net of reductions in our outstanding balance on our credit facility.

We have a net deferred tax asset of $18.8 million on our balance sheet, primarily as a result of the $54.9 million of restructuring and asset impairment charges recorded during fiscal 2001. The net deferred tax asset will reduce cash required for payment of federal and state income taxes, as we believe we will generate sufficient taxable income for realization of the asset in the future.

The following is a summary of our lease and debt obligations, construction commitments and outstanding letters of credit as of December 27, 2003:

SUMMARY OF OBLIGATIONS AND COMMERCIAL COMMITMENTS

(in thousands)
	PAYMENTS DUE BY PERIOD
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years

Contractual Obligations:

Long-term debt
	$ 30,179		$ 30,179

Capital lease obligations
	14	$ 14

Operating leases
	385,405	32,597	62,930	$ 56,198	$233,680

Construction commitments
	6,605	6,605

Total contractual cash obligations	$422,203	$ 39,216	$ 93,109	$ 56,198	$233,680

AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years

Other Commercial Commitments:

Letters of credit
	$ 7,312	$ 7,312

Total commercial commitments

Refinancing and Expansion of Credit Facility. In February of 2003, we completed the refinancing of our credit facility with Wells Fargo Bank N.A., our former administrative agent, again acting as lead bank and administrative agent. Our new facility initially had a $75.0 million limit, which was increased to $95.0 million in December with the addition of one new bank to the lending group, and has a three year term with a one-year renewal option. Management believes this facility is adequate for our borrowing needs. Under the new facility, we have the option to increase the total facility to $135.0 million through the addition of new lenders and through the agreement of the current lending group to increase their total commitments.

As part of the new facility, we have given our lenders collateral in the form of cash, equipment and fixtures, inventory and other assets. We have also granted leasehold mortgages in those leasehold interests previously mortgaged to secure our former credit facility, although we have no obligation to provide an interest in any new leaseholds. The new facility contains limitations on capital expenditures and the signing of new leases, although we believe such limitations will not restrict our previously announced growth plans of 15 to 20 stores in fiscal 2004 and 20 to 25 stores in fiscal 2005. The interest rate on the facility is currently either prime plus 1.0% or one-month LIBOR plus 2.25%, at our election, and the rates modify depending on the ratio of average total funded debt, as defined under the credit facility, plus six times rent expense, to EBITDAR for the four fiscal quarter periods then ended, as calculated on our quarterly compliance certificate. Additionally, we are charged a commitment fee on the unused portion of the line ranging from 0.25% to 0.5% based on performance objectives as defined in the credit agreement. We believe that cash generated from operations and available under our credit facility will be sufficient to meet our capital expenditure requirements for the next several years..

We anticipate that we will continue to comply with the monthly and quarterly financial covenants in the credit agreement. In the event that business conditions worsen, management has identified contingency actions to enable us to remain in compliance with the financial covenants. Even if we remain in compliance with our monetary covenants, a technical default could result due to a breach of the financial covenants. In the absence of a waiver or amendment to such financial covenants, such non-compliance would constitute a default under the credit agreement, and the lenders would be entitled to accelerate the maturity of the indebtedness outstanding thereunder. In the event that such non-compliance appears likely, or occurs, we will seek approval, as we have in the past, from the lenders to renegotiate financial covenants and/or obtain waivers, as required. However, there can be no assurance that future amendments or waivers will be obtained.

In accordance with the requirements of our former credit facility and our interest rate risk-management strategy, in September 2000 we entered into a swap agreement to hedge the interest rate on $32.5 million of its borrowings. The swap agreement locks in a one-month LIBOR rate of 6.7% and expired in August 2003. Under our new facility, we are not obligated to enter into any such rate contracts; however, we may choose to do so if we believe such to be appropriate and in line with our risk-management strategy.

Capital Expenditures. We spent approximately $31.7 million during fiscal 2003 for new store construction, development, remodels and other capital expenditures. Our average capital expenditures to open a leased store, including leasehold improvements, equipment and fixtures, have ranged from approximately $2.0 million to $5.0 million historically, excluding inventory costs and initial operating losses. In fiscal 2004, we expect to spend between $50 and $55 million in capital expenditures to construct 15 new stores and complete significant remodels on four additional stores. As part of our reexamination of our operating strategies, we anticipate that the average capital expenditures to open a natural foods supermarket format store will be $2.1 million to $3.9 million in the future; however, our ability to negotiate turnkey leases in the future will result in a substantially lower capital expenditure per store, in return for a slightly higher rent rate over the lease term. Our average capital expenditures to open a farmers market format store are estimated at $1.6 million to $3.0 million in the future. Delays in opening new stores may result in increased capital expenditures and increased pre-opening costs for the site, as well as lower than planned sales for the Company.

The cost of initial inventory for a new store is approximately $300,000 to $600,000 depending on the store format; however, we obtain vendor financing for most of this cost. Pre-opening costs for natural foods supermarket format stores in the future are projected to be $300,000 to $400,000 per store, and pre-opening costs for farmers market format stores are projected to be $250,000 to $350,000, as a result of increased advertising and travel expenses for new stores. All pre-opening costs are expensed as incurred. The amounts and timing of such pre-opening costs will depend upon the availability of new store sites and other factors, including the location of the store and whether it is in a new or existing market for us, the size of the store, and the required build-out at the site. Costs to acquire future stores, if any, are impossible to predict and could vary materially from the cost to open new stores. There can be no assurance that actual capital expenditures will not exceed anticipated levels, although our amended credit facility contains aggregate limits on the amounts of capital expenditures we may make. We believe that cash generated from operations and available under our existing credit facility will be sufficient to satisfy our budgeted cash requirements through fiscal 2004. We believe that cash generated from operations and available borrowings under our existing credit facility will be sufficient to satisfy our capital needs to execute our store growth plans over the next three years.   In the past, we have primarily used cash flows generated from operations, improvements in working capital and equity proceeds to fund store growth and have used any excess cash to reduce debt.  As our store development plan accelerates, we expect that a greater proportion of our capital will funded through borrowings on the line of credit than we have utilized in the past.  We will continually evaluate other sources of capital and will seek those considered appropriate for future acquisition or accelerated store growth opportunities.

Cautionary Statement Regarding Forward-Looking Statements

This Report on Form 10-K contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks. Such forward-looking statements include statements as to the Company plans to open, acquire or relocate additional stores; the anticipated performance of such stores; the impact of competition and current economic uncertainty; the sufficiency of funds to satisfy our cash requirements through the remainder of fiscal 2004, the Company’s expectations for comparable store sales; the impact of changes resulting from the Company’s merchandising, advertising and pricing programs; the expected completion of the Company’s switch to a new primary distributor; expected pre-opening expenses, capital expenditures and expected store closures; and other statements containing words such as "believes," "anticipates," "estimates," "expects," "may," "intends" and words of similar import or statements of management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause differences in results of operations include, but are not limited to, the timing and execution of new store openings, relocations, remodels, sales and closures; the impact of competition; delays in the transition to our primary distributor or changes in product supply or suppliers and supplier performance levels; changes in management information needs; changes in customer needs and expectations; governmental and regulatory actions; general industry or business trends or events; changes in economic or business conditions in general or affecting the natural foods industry in particular; and competition for and the availability of sites for new stores and potential acquisition candidates. The Company undertakes no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.

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

The Company's exposure to interest rate changes is primarily related to its variable rate debt issued under its credit facility. In 2003, the Company refinanced the credit facility and reduced the total commitment available to a $95.0 million revolving line of credit, with a three-year term expiring February 25, 2006. The interest rate on the amended facility is currently either prime plus 1.0% or one-month LIBOR plus 2.25%, at our election, and the rates modify depending on the ratio of average total funded debt, as defined under the credit facility, plus six times rent expense, to EBITDAR for the four fiscal quarter periods then ended, as calculated on our quarterly compliance certificate. Because the interest rate on the facility is variable, based upon the prime rate or LIBOR, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding non-hedged variable rate debt as of December 27, 2003, would be an annual increase or decrease of approximately $302,000 in interest expense and a corresponding decrease or increase of approximately $184,000 in the Company’s net income after taxes.

In September 2000, as required by the Company’s former credit facility, the Company entered into an interest rate swap to hedge its exposure on variable rate debt positions. Variable rates were predominantly linked to LIBOR as determined by one-month intervals. The interest rate provided by the swap fixed one-month LIBOR at 6.7%. %. At December 28, 2002, the notional principal amount of the interest rate swap agreement was $32.5 million, and expired in August 2003. There is no obligation to renew the swap under the refinanced facility. The notional amount is the amount used for the calculation of interest payments that are exchanged over the life of the swap transaction on the amortized principal balance. In fiscal 2003 through its expiration in August of 2003, the loss of $613,000, net of taxes, was reclassified into earnings from other comprehensive income for this cash flow hedge.

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

Perry D. Odak	Edward F. Dunlap
Chief Executive Officer and President	Chief Financial Officer
March 11, 2004	March 11, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Wild Oats Markets, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Wild Oats Markets, Inc. and its subsidiaries (the "Company") at December 27, 2003 and December 28, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective December 30, 2001, the Company changed its method of accounting for goodwill and other intangible assets.

PricewaterhouseCoopers LLP

Denver, Colorado

March 8, 2004

WILD OATS MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per-share amounts)

FISCAL YEAR	2003	2002	2001

Sales	$ 969,204	$ 919,130	$ 893,179
Cost of goods sold and occupancy costs	683,592	644,862	634,631

Gross profit	285,612	274,268	258,548
Operating expenses:
Direct store expenses
	208,908	198,379	207,898
Selling, general and administrative expenses
	64,659	55,186	53,131
Loss on disposal of assets, net
	2,087	21	477
Pre-opening expenses
	2,890	1,897	1,562
Restructuring and asset impairment charges (income), net
	(892)	(832)	54,906

Income (loss) from operations
	7,960	19,617	(59,426)
Loss on investment			(228)
Loss on early extinguishment of debt	(186)
Interest income	780	778	990
Interest expense	(2,661)	(8,753)	(10,437)

Income (loss) before income taxes
	5,893	11,642	(69,101)
Income tax expense (benefit)
	2,302	4,733	(25,189)

Net income (loss)	$ 3,591	$ 6,909	$ (43,912)

Net income (loss) per common share:
Basic
	$ 0.12	$ 0.26	$ (1.80)
Diluted
	$ 0.12	$ 0.26	$ (1.80)

Weighted average number of common shares outstanding
	29,851	26,481	24,424

Weighted average number of common shares outstanding assuming dilution
	30,258	27,082	24,424

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands)

FISCAL YEAR	2003	2002	2001

Net income (loss)	$ 3,591	$ 6,909	$ (43,912)

Other comprehensive income (loss):

Foreign currency translation adjustments arising during the period
	697	(61)	(530)

Cumulative effect of change in accounting principle (see Note 1), net of tax of $352
			(586)

Recognition of hedge results to interest expense during the period, net of tax of $367, $705 and $435 respectively
	613	1,176	726

Change in market value of cash flow hedge during the period, net of tax of $12, $208 and $935, respectively
	(20)	(348)	(1,561)

Other comprehensive income (loss)	1,290	767	(1,951)

Comprehensive income (loss)	$ 4,881	$ 7,676	$ (45,863)

The accompanying notes are an integral part of the consolidated financial statements.

WILD OATS MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

FISCAL YEAR ENDED	2003	2002

ASSETS

Current assets:
Cash and cash equivalents
	$ 17,400	$ 11,367
Inventories (net of reserves of $685 and $886, respectively)
	46,621	47,175
Accounts receivable (net of allowance for doubtful accounts of $208 and $338, respectively)
	4,038	2,524
Income tax receivable
	261	250
Prepaid expenses and other current assets
	2,192	2,163
Deferred tax asset
	6,340	4,656

Total current assets
	76,852	68,135

Property and equipment, net	130,989	122,359
Goodwill, net	106,404	106,404
Other intangible assets, net	6,976	7,415
Deposits and other assets	2,932	3,622
Deferred tax asset	12,438	15,650

	$ 336,591	$ 323,585

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable
	$ 47,529	$ 34,819
Book overdraft
	26,727	22,777
Accrued liabilities
	42,998	37,943
Current portion of debt and capital leases
	14	146

Total current liabilities
	117,268	95,685

Long-term debt and capital leases	30,179	43,075
Other long-term obligations	14,058	17,923

	161,505	156,683

Commitments and contingencies (Notes 10 and 11)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding

Common stock; $0.001 par value; 60,000,000 shares authorized; 30,063,421 and 29,658,660 issued and outstanding, respectively
	30	30
Additional paid-in capital
	217,400	213,482
Note receivable, related party
	(10,815)	(10,200)
Accumulated deficit
	(31,777)	(35,368)
Accumulated other comprehensive income (loss)
	248	(1,042)

Total stockholders’ equity
	175,086	166,902

	$ 336,591	$ 323,585

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per-share amounts)

	Common Stock		Add’l Paid-In Capital	Note Receivable, Related Party	Retained Earnings (Accumulated Deficit)	Accumulated Other Comp. Income (Loss)	Total Stockholders’ Equity

	Shares	Amount

BALANCE AT DECEMBER 30, 2000	23,147,103	$ 23	$ 149,764		$ 1,635	$ 142	$ 151,564
Stock issued in exchange for note receivable
	1,332,649	1	9,286	$ (9,274)			13
Accrued interest on note receivable
				(386)			(386)
Issuance of common stock ($3.61 to $3.66 per share), net of issuance costs
	152,405		551				551
Common stock options exercised ($3.13 to $9.06 per share), including related tax benefit
	134,252	1	1,135				1,136
Net loss
					(43,912)		(43,912)
Foreign currency translation adjustment
						(530)	(530)
Cumulative effect of change in accounting principle, net of tax
						(586)	(586)
Recognition of hedge results to interest expense during the period, net of tax
						726	726
Change in market value of cash flow hedge during the period, net of tax
						(1,561)	(1,561)

BALANCE AT DECEMBER 29, 2001	24,766,409	25	160,736	(9,660)	(42,277)	(1,809)	107,015
Accrued interest on note receivable
				(540)			(540)
Issuance of common stock ($7.91 to $11.50 per share), net of issuance costs
	4,641,692	4	50,327				50,331
Common stock options exercised ($3.13 to $12.56 per share), including related tax benefit
	250,559	1	2,419				2,420
Net income
					6,909		6,909
Foreign currency translation adjustment
						(61)	(61)
Recognition of hedge results to interest expense during the period, net of tax
						1,176	1,176
Change in market value of cash flow hedge during the period, net of tax
						(348)	(348)

BALANCE AT DECEMBER 28, 2002	29,658,660	30	213,482	(10,200)	(35,368)	(1,042)	166,902
Accrued interest on note receivable
				(615)			(615)
Issuance of common stock ($8.77 to $9.11 per share), net of issuance costs
	88,595		1,186				1,186
Common stock options exercised ($3.13 to $10.86 per share), including related tax benefit
	316,166		2,732				2,732
Net income
					3,591		3,591
Foreign currency translation adjustment
						697	697
Recognition of hedge results to interest expense during the period, net of tax
						613	613
Change in market value of cash flow hedge during the period, net of tax
						(20)	(20)

BALANCE AT DECEMBER 27, 2003	30,063,421	$ 30	$ 217,400	$ (10,815)	$ (31,777)	$ 248	$ 175,086

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

FISCAL YEAR	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$ 3,591	$ 6,909	$ (43,912)

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization
	23,710	21,335	26,284
Loss on disposal of property and equipment
	2,087	21	477
Deferred tax expense (benefit)
	1,503	4,056	(22,509)
Non-cash restructuring and asset impairment charges (income),   net
	(953)	(701)	54,907
Other
	(110)	(317)	(52)
Change in assets and liabilities:
Inventories, net
	755	6,886	1,120
Receivables, net and other assets
	(1,173)	3,966	5,038
Accounts payable
	9,941	(6,765)	2,481
Accrued liabilities and other liabilities
	4,465	(692)	(1,972)

Net cash provided by operating activities
	43,816	34,698	21,862

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(31,731)	(13,678)	(20,082)
Proceeds from sale of property and equipment	346	229	146

Net cash used in investing activities
	(31,385)	(13,449)	(19,936)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net repayments under line of credit	(13,800)	(69,200)	(1,685)
Net increase in book overdraft	3,949	425	3,849
Proceeds from long term debt	37,879		2,000
Repayments on notes payable, long-term debt and capitalized leases	(37,107)	(10,798)	(254)
Payment of debt issuance costs	(721)
Proceeds from issuance of common stock, net	3,288	50,822	895

Net cash (used in) provided by financing activities
	(6,512)	(28,751)	4,805

Effect of exchange rates on cash	114	29	(348)

Net (decrease) increase in cash and cash equivalents	6,033	(7,473)	6,383
Cash and cash equivalents at beginning of year	11,367	18,840	12,457

Cash and cash equivalents at end of year	$ 17,400	$ 11,367	$ 18,840

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest, net of amounts capitalized	$ 3,168	$ 8,549	$ 10,203

Cash paid (received) for income taxes	$ 67	$ (3,473)	$ (7,241)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued in exchange for note receivable			$ 9,274

Stock issued in partial payment of note payable		$ 1,210

Partial settlement of note payable against accounts receivable		$ 200

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization. Wild Oats Markets, Inc. ("Wild Oats" or the "Company"), headquartered in Boulder, Colorado, owns and operates natural and organic foods supermarkets in the United States and Canada. The Company also operates bakeries, commissary kitchens, and warehouses that supply the retail stores. The Company’s operations are concentrated in one market segment, grocery stores, and are geographically concentrated in the western and central parts of the United States.

Basis of Presentation. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. These reclassifications have no impact on net income.

Principles of Consolidation. The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Fiscal Year. The Company reports its financial results on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. Fiscal years for the consolidated financial statements included herein ended on December 27, 2003, December 28, 2002 and December 29, 2001. Fiscal 2003 , Fiscal 2002 and Fiscal 2001 were 52-week years.

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

Inventories. Store inventories are valued principally at the lower of cost or market, with cost primarily determined under the retail method on a FIFO basis. FIFO cost is determined using the retail method for approximately 80% of inventories and using the item cost method for highly perishable products representing approximately 20% of inventories. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various categories of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates, including shrinkage, which could impact the ending inventory valuation at cost as well as the resulting gross margins. Certain other highly perishable inventories are valued primarily at the lower of cost or market, with cost determined on a FIFO basis.

Property and Equipment. Property and equipment are recorded at cost and shown net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of machinery and equipment (three to 10 years). Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term. Eligible internal-use software development costs incurred subsequent to the completion of the preliminary project state are capitalized and amortized over the estimated useful life of the software which is 5 years. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gains or losses are reflected in operations. Applicable interest charges incurred during the construction of assets are capitalized as one of the elements of cost and are amortized over the assets’ estimated useful lives. All internal direct costs associated with store construction are capitalized. Site specific development costs are capitalized. Development costs related to a potential site subsequently determined to be unfeasible are expensed when the determination is made.

Goodwill. Goodwill consists of the excess cost of acquired companies over the sum of the fair market value of their underlying tangible and identifible intangible assets acquired and liabilities assumed. Prior to 2002, goodwill was recorded at the store-level, and amortized over 40 years. With adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", the Company allocates goodwill to one reporting unit. It is no longer amortized but is tested for impairment annually, or more frequently if certain indicators of impairment exist. The Company’s annual evaluation for impairment was made during the second quarter of 2003 and 2002, with the result being no impairment. This evaluation requires management to exercise a high degree of judgment in developing assumptions and fair value estimates used in the calculation, which have the potential of significantly impacting the results.

Other Intangible Assets. Other intangible assets consist primarily of leasehold interests and liquor licenses. Amortization of leasehold interests is computed on a straight-line basis over the lease term. Liquor licenses are not amortized.

Debt Issuance Costs. Costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the period the debt is outstanding.

Impairment of Long-Lived Assets. The Company monitors the carrying value of its long-lived assets, including finite lived intangible assets, for potential impairment whenever changes in circumstance indicate a potential for impairment may exist. The triggering events for evaluations of finite lived intangible assets include a significant decrease in the market value of an asset, acquisition and construction costs in excess of budget, or current store operating losses combined with a history of losses or a projection of continuing losses. If an impairment is identified, based on undiscounted future cash flows, the Company compares the asset’s future cash flows, discounted to present value using a risk-adjusted discount rate, to its current carrying value and records a provision for impairment as appropriate. With respect to equipment and leasehold improvements associated with closed stores, the value of these assets is adjusted to reflect recoverable values estimated based on the Company’s previous efforts to dispose of similar assets, with consideration for current economic conditions.

Store Operating Leases. The Company is the lessee of land and buildings under long-term operating leases, which include scheduled increases in minimum rents. These scheduled rent increases are recognized on a straight-line basis over the initial lease terms.

Restructuring and Asset Impairment Costs. The Company plans to complete store closures or sales within a one-year period following the commitment date. Costs related to store closures and sales are reflected in the income statement as "Restructuring and Asset Impairment Charges." For stores the Company intends to sell, the Company actively markets the stores to potential buyers. Stores held for disposal are reduced to their estimated net realizable value. Prior to 2003, when the Company commited to close a store, a lease-related liability was recorded for the present value of the estimated remaining non-cancelable lease payments after the anticipated closing date, net of estimated subtenant income, or for estimated lease settlement costs. In addition, the Company recorded a liability for costs to be incurred after the store closing which are required under leases or local ordinances for site preservation during the period before lease termination. The value of equipment and leasehold improvements related to a closed store was reduced to reflect recoverable values based on the Company’s previous efforts to dispose of similar assets and current economic conditions. In accordance with the new requirements of SFAS No. 146 (see New Accounting Pronouncements later in this note), as of fiscal 2003, the Company recognized such lease related costs at the time of the actual store closing. As of the date of the commitment to close or relocate a store, depreciation of store assets is accelerated over the remaining months of operation as necessary in order to bring their net carrying cost down to net realizable value as of the date of closure.

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

Concentration of Risk. Based upon the current distribution agreement (see Note 18 - Change in Primary Distributor), the Company plans to purchase 30% or more of its cost of goods sold from its primary distributor, which during 2003 was Tree of Life, Inc. The Company’s reliance on this supplier can be shifted, over a period of time, to alternative sources of supply, should such changes be necessary. However, if the Company could not obtain products from this supplier for factors beyond its control, the Company’s operations would be disrupted in the short term while alternative sources of product were secured.

Revenue Recognition. Revenue for sales of the Company’s products is recognized at the point of sale to the retail customer. Returns are not significant.  97% of the Company's sales are attributable to the United States, and 3% to Canada.

Cost of Goods Sold and Occupancy Costs. Cost of goods sold includes all product and shipping costs associated with inventory sold during the period, net of their related vendor rebates, credits, and promotional allowances, and occupancy costs. In accordance with EITF 02-16, Accounting By a Customer (Including a Reseller) for Cash Consideration Received from a Vendor, payments from a vendor other than reimbursements for specific services such as advertising, are accounted for as a reduction of the inventory carrying cost and flow through cost of goods sold when the inventory is sold.

Advertising. Advertising is expensed as incurred. Advertising expense was $14.5 million, $13.3 million and $9.3 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively. These amounts are net of vendor reimbursements received for advertising of $6.3 million, $5.3 million, and $2.6 million for fiscal years 2003, 2002 and 2001, respectively. Beginning in fiscal 2002, certain advertising expenses previously recorded as direct store expenses were recorded as selling, general and administrative expenses. For fiscal 2001, $4.3 million was reclassified on the Consolidated Statements of Operations to conform to current year presentation.

Fair Value of Financial Instruments. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term trade receivables and payables, approximate their fair values due to the short-term nature of the instruments. The fair value of the Company’s long-term debt approximates its carrying value due to the variable interest rate feature of the instrument.

Derivative Financial Instruments. Prior to August 1, 2003, the Company used an interest rate swap to manage a portion of its interest costs and the risk associated with changing interest rates. As interest rates changed, the differential paid or received was recognized in interest expense of the related period. As of December 27, 2003, the Company had no derivative financial instruments.

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

Self-Insurance. The Company is self-insured for certain losses relating to worker’s compensation claims, general liability and employee medical and dental benefits. The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insured losses are accrued based upon the Company’s estimates of the aggregate uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company’s historical experiences. A high degree of management judgment is required in developing these estimates and assumptions, which have the potential for significantly impacting the required reserve amounts.

Earnings Per Share. Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, except where the effect of their inclusion would be antidilutive (i.e., in a loss period). Antidilutive stock options of 1,120,319, 933,935, and 2,006,215 for the fiscal years ended December 27, 2003, December 28, 2002, and December 29, 2001, respectively, were not included in the earnings per share calculations. A reconciliation of the basic and diluted per-share computations is as follows (in thousands, except per-share data):

FISCAL YEAR	2003	2002	2001

Basic and diluted earnings per common share computation:

Net income (loss)	$ 3,591	$ 6,909	$(43,912)
Net income (loss) per common share:
Basic	$ 0.12	$ 0.26	$ (1.80)
Diluted	$ 0.12	$ 0.26	$ (1.80)

Weighted average number of common shares outstanding	29,851	26,481	24,424
Incremental shares from assumed conversions:
Stock options	407	601

Weighted average number of common shares outstanding assuming dilution	30,258	27,082	24,424

Stock-Based Compensation. At December 27, 2003, the Company has seven stock-based employee compensation plans, which are described more fully in Note 9 – Stock Plans and Options. The Company accounts for those plans in accordance with the intrinsic value based method in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Some stock-based employee compensation cost is reflected in net income for options issued at a discount as Board of Directors compensation. All other options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant, therefore no other employee compensation cost is reflected in net income. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.
FISCAL YEAR	2003	2002	2001

Net income (loss), as reported	$ 3,591	$ 6,909	$ (43,912)
Add: Stock-based employee compensation expense included in reported net income, net of tax	205	133	67
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(2,587)	(2,128)	(2,528)

Pro forma net income (loss)	$ 1,209	$ 4,914	$ (46,373)

Earnings (loss) per share:
Basic – as reported	$ 0.12	$ 0.26	$ (1.80)

Basic – pro forma	$ 0.04	$ 0.19	$ (1.90)

Diluted – as reported	$ 0.12	$ 0.26	$ (1.80)

Diluted – pro forma	$ 0.04	$ 0.18	$ (1.90)

Derivatives and Hedging Activities. In accordance with the Company’s interest rate risk-management strategy and as required by the terms of the Company’s credit facility at the time, in September 2000, the Company entered into a swap agreement to hedge the interest rate on $32.5 million of its borrowings. The swap agreement expired in August 2003.

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on December 31, 2000. In accordance with the transition provisions of SFAS No.133, as of December 31, 2000, the Company recorded a net-of-tax cumulative loss adjustment to other comprehensive income totaling $586,000 that relates to the fair value of the previously described cash flow hedging relationship.

On the date that the Company entered into the derivative contract, it designated the derivative as a hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge). The Company does not enter into derivative contracts for trading or non-hedging purposes. The Company’s swap agreement was designated as a cash flow hedge and was recognized in the balance sheet at its fair value. Changes in the fair value of the Company’s cash flow hedge, to the extent that the hedge was highly effective, was recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction through interest expense. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows being hedged) was recorded in current period earnings.

The Company's policy is to formally document all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow, or foreign currency hedges to (1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. The Company also formally assesseses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

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

New Accounting Pronouncements. In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, An Interpretation of ARB 51 ("FIN 46") which was subsequently revised in December 2003 (FIN 46R) The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As of December 27, 2003, the Company was not a party to a VIE; therefore, FIN 46R did not have a material effect on the Company’s financial position or results of operations.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued on July 30, 2002. SFAS No. 146 will require companies to recognize costs associated with exit or disposal activities when they occur rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 became effective for the Company on January 1, 2003, and did not have a material impact on the Company’s financial position or results of operations.

On August 15, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for financial statements issued for fiscal years beginning after June 30, 2002. Under SFAS No. 143, an entity shall recognize the cumulative effect of the adoption of SFAS No. 143 as a change in accounting principle. SFAS No. 143 did not have a material effect on the Company’s financial position or results of operations.

The FASB’s Emerging Issues Task Force ("EITF") issued EITF No. 02-16, Accounting By a Customer (Including a Reseller) for Cash Consideration Received From a Vendor, addressed the accounting treatment for vendor allowances. The adoption of EITF Issue No. 02-16 in fiscal 2003 did not have a material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities, resulting primarily from decisions reached by the FASB Derivatives Implementation Group subsequent to the original issuance of SFAS No. 133. This Statement is generally effective prospectively for contracts and hedging relationships entered into after June 30, 2003. The Company has not entered into any such agreements since the effective date; therefore, the adoption of SFAS No. 149 has had no impact on the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity." This Statement establishes standards for an issuer to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument with certain characteristics as a liability, or an asset in some circumstances. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company currently has no financial instruments falling within the scope of this Statement; therefore, the adoption of SFAS No. 150 has had no impact on the Company.

In November 2003, the FASB’s Emerging Issue Task Force (EITF) reached a consensus on EITF No. 03-10, Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers. The consensus required that consideration received by a reseller from a vendor that is a reimbursement by the vendor for honoring the vendor’s sales incentives offered directly to consumers (such as coupons) be recorded as revenue rather than as a reduction of cost of goods sold. The Company has historically accounted for such reimbursements in accordance with EITF No. 02-16, therefore its adoption will have no impact on the Company’s financial position or results of operations.

2.	Debt Covenant Compliance and Liquidity

In February of 2003, the Company completed the refinancing of its credit facility with Wells Fargo Bank N.A. The Company’s new facility has a $75.0 million limit, with a three-year term and a one-year renewal option. Under the new credit facility, the Company has the option to increase the total facility to $135.0 million through the addition of new lenders and through the agreement of the current lending group to increase their total commitments. In December 2003, an additional lender was added to the syndicate under the existing terms, increasing the credit facility limit to $95 million.

As part of the new credit facility, the Company gave the lenders collateral in the form of cash, equipment and fixtures, inventory and other assets. The Company has also granted a leasehold mortgage in those leasehold interests previously mortgaged to secure our former credit facility, although it has no obligation to provide an interest in any new leaseholds. The new credit facility contains limitations on capital expenditures and the signing of new leases. The interest rate on the facility is currently either prime plus 1.0% or one-month LIBOR plus 2.25%, at the Company’s election, and the rates modify depending on the ratio of average total funded debt, as defined under the credit facility, plus six times rent expense, to EBITDAR for the four fiscal quarter periods then ended, as calculated on our quarterly compliance certificate. The Company believes that cash generated from operations and available under its credit facility will be sufficient to meet its working capital and capital expenditure requirements in fiscal 2004.

The Company is currently in compliance with the monthly and quarterly financial covenants in the credit agreement. In the event that business conditions worsen, management has identified contingency actions to enable the Company to remain in compliance with the financial covenants. Even if the Company remains in compliance with its monetary covenants, a technical default could result due to a breach of the financial covenants. In the absence of a waiver or amendment to such financial covenants, such non-compliance would constitute a default under the credit agreement, and the lenders would be entitled to accelerate the maturity of the indebtedness outstanding thereunder. In the event that such non-compliance appears likely, or occurs, the Company will seek approval, as it has in the past, from the lenders to renegotiate financial covenants and/or obtain waivers, as required. However, there can be no assurance that future amendments or waivers will be obtained.

3.	Property and Equipment

Property and equipment consist of the following (in thousands):
FISCAL YEAR ENDED	2003	2002

Machinery and equipment	$ 103,014	$ 118,109
Leasehold improvements	99,778	88,414
Software	3,390	3,206
Construction in progress	16,880	8,317

	223,062	218,046
Less accumulated depreciation	(92,073)	(95,687)

	$ 130,989	$ 122,359

Depreciation expense related to property and equipment totaled approximately $22.9 million, $20.4 million and $22.7 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. Property and equipment includes approximately $439,000 of interest capitalized during fiscal 2003, $129,000 during fiscal 2002 and $291,000 during fiscal 2001. The amounts shown above include $77,000 of machinery and equipment which are accounted for as capitalized leases and which have accumulated amortization of $68,000 at December 27, 2003. As of December 28, 2002, there was $994,000 of machinery and equipment accounted for as capitalized leases which had accumulated amortization of $681,000. Increases in construction related accounts payable of $2.7 million and $425,000 for 2003 and 2002, respectively, are excluded from the statement of cash flows as non-cash items.

As a result of the significant store closings, remodels and resets, the Company undertook a review of all fixtures and equipment in its stores, offices, and support facilities, including a physical inventory in conjunction with an asset tagging exercise. The Company completed the review and recorded a $2.1 million loss on disposal of fixtures and equipment in fiscal 2003.

4.	Goodwill and Other Intangible Assets

Goodwill consists of the following (in thousands):
FISCAL YEAR ENDED	2003	2002

Goodwill	$ 117,394	$ 117,394
Less accumulated amortization	(10,990)	(10,990)

	$ 106,404	$ 106,404

Amortization expense related to goodwill was $0, $0 and $3.0 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

Effective December 30, 2001, the Company implemented SFAS No. 142, Goodwill and Other Intangible Assets. Among other things, SFAS No. 142 prohibits the amortization of goodwill and indefinite-lived assets. Implementation of SFAS No. 142 in fiscal 2001 would have resulted in a net loss of $42.0 million for the year and a loss per share basic and diluted of $1.72, which represents a $1.9 million (net of tax) reduction in the Company’s reported net loss for 2001, or an $0.08 reduction in the net loss per share.

Other intangible assets include the following (in thousands):
FISCAL YEAR ENDED	2003	2002

Leasehold interests	$ 9,045	$ 9,045
Less accumulated amortization	(2,240)	(1,724)

Leasehold interests, net	6,805	7,321
Liquor licenses	171	94

	$ 6,976	$ 7,415

Amortization expense related to finite lived intangible assets was $519,000, $477,000 and $426,000 in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

The estimated amortization of finite lived intangible assets for each of the five fiscal years ending in fiscal 2008 is as follows (in thousands):
Amortization
Fiscal Year	Expense

2004	$ 487
2005	$ 487
2006	$ 471
2007	$ 467
2008	$ 457

5.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):
FISCAL YEAR ENDED	2003	2002

Wages and employee costs	$ 26,114	$ 19,795
Sales and personal property taxes	4,397	2,719
Real estate costs	6,154	7,802
Deferred charges and other accruals	6,333	7,627

	$ 42,998	$ 37,943

6.	Long Term Debt

Long-term debt and capital leases outstanding consists of the following (in thousands):
FISCAL YEAR	2003	2002

Capital leases	$ 14	$ 162

Bank line of credit due February 26, 2006, bearing interest at one month LIBOR plus 2.25% (3.375% at December 27, 2003)	30,179

Bank line of credit due August 1, 2003; bearing interest at prime plus 3.25% or one-month LIBOR plus 4.75% (11.4% on $3.7 million, 6.2% on $8.3 million and 7.5% on $2.3 million on December 28, 2002); collateralized by corporate assets		14,236

Bank term debt due August 1, 2003; bearing interest at one-month LIBOR plus 4.75% (11.4% on December 28, 2002); collateralized by corporate assets		28,823

	30,193	43,221
Less current portion	(14)	(146)

	$ 30,179	$ 43,075

The maturities of long-term debt and capital leases are as follows (in thousands):

Fiscal Year Ending

2004	$ 14
2005
2006	30,179

$ 30,193

Through February 26, 2003, the Company had a $125.0 million credit facility under which borrowing was limited to $115.0 million. The facility had two separate lines of credit, a revolving line of up to $86.2 million and a term loan of up to $28.8 million, each with a three-year term expiring on August 1, 2003. The interest rate on the facility was initially either prime plus 2.25% or one-month LIBOR plus 3.75% at the Company’s election, and the rates increased by 0.5% starting January 1, 2002 and each six months thereafter through January 2003. As of December 28, 2002, there was $14.3 million in borrowings under the revolving loan and $28.8 in borrowings under the term loan. In February 2003, the Company refinanced its credit facility and reduced the total amount of the facility to a revolving line of $75.0 million with a three-year term expiring February 26, 2006, and a one-year renewal at the parties’ option. The amount of the line was increased to $95 million effective December 12, 2003. The interest rate on the facility is currently either prime plus 1.0% or one-month LIBOR plus 2.25% at the Company’s election, and the rates modify depending on the ratio of average total funded debt, as defined under the credit facility, plus six times rent expense, to EBITDAR for the four fiscal quarter periods then ended, as calculated on our quarterly compliance certificate. Additionally, the Company is charged a commitment fee on the unused portion of the line ranging from 0.25% to 0.5% based on performance objectives as defined in the credit agreement. The line of credit has certain financial covenants, including restrictions on the payment of dividends, and is collateralized by the Company’s cash, fixed assets, equipment and leasehold mortgages in certain of its leases. In conjunction with the debt refinancing, the Company incurred a non-cash charge of approximately $186,000 to write off the remaining unamortized debt issuance cost from its prior credit facility and capitalized debt issuance costs of approximately $721,000 in the first quarter of fiscal 2003, to be amortized over the life of the agreement using the effective interest method. In addition, the Company had three letters of credit outstanding as of December 27, 2003 that total $7.3 million and expire in August 2004 ($6.0 million) and November 2004 ($1.3 million).

In September 2000, as required by the Company's former credit facility, the Company entered into an interest rate swap to hedge its exposure on variable rate debt positions. Variable rates were predominantly linked to LIBOR as determined by one-month intervals. The interest rate provided by the swap fixed one-month LIBOR at 6.7%. At December 28, 2002, the notional principal amount of the interest rate swap agreement was $32.5 million, and expired in August 2003. There is no obligation to renew the swap under the refinanced facility. The notional amount is the amount used for the calculation of interest payments that are exchanged over the life of the swap transaction on the amortized principal balance.  Pretax loss amounts reclassified into earnings from other comprehensive income for this cash flow hedge was approximately $1.0 million, $1.9 million and $1.2 million for fiscal 2003, 2002 and 2001, respectively.

7.	Income Taxes

Income (loss) before income taxes consists of the following (in thousands):
FISCAL YEAR	2003	2002	2001

Domestic	$ 4,933	$ 11,710	$ (69,370)
Foreign	960	(68)	269

	$ 5,893	$ 11,642	$ (69,101)

Income tax expense (benefit) consists of the following (in thousands):
FISCAL YEAR	2003	2002	2001

Current:

Federal
	$ 294		$ (2,604)

State and foreign
	505	$ 677	(69)

	799	677	(2,673)
Deferred:

Federal
	1,016	4,455	(21,025)

State and foreign
	487	(399)	(1,491)

	1,503	4,056	(22,516)

	$ 2,302	$ 4,733	$ (25,189)

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate are as follows:
FISCAL YEAR	2003	2002	2001

Statutory tax rate	35.0%	35.0%	(35.0)%
State income taxes (benefit), net of federal income tax (benefit) expense and valuation allowance	2.8	3.2	(2.3)
Tax effect of non-deductible goodwill			0.8
Foreign income taxes		3.1
Expired tax attributes	1.8
Other, net	(0.5)	(0.6)

Effective tax rate	39.1%	40.7%	(36.5)%

The effective tax rate for the fiscal years ended December 27, 2003 was 39.1% as compared to 40.7% for fiscal 2002 and 36.5% for fiscal 2001. The effective tax rate in 2002 was higher relative to 2003 and 2001 due to the fact that in 2002, the rate was adversely impacted by our inability to utilize foreign tax credits due to net operating losses. In addition, the writeoff of certain deferred tax assets having no future taxable benefit negatively impacted the effective tax rate for 2003 by 1.8 percentage points.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):
FISCAL YEAR	2003	2002

Deferred tax assets:

Inventory-related
	$ 248	$ 332

Vacation accrual
	2,657	2,506

Real estate accruals
	4,497	6,768

Net operating loss carry-forward
	15,179	16,733

Contribution and credit carry-forward
	1,910	1,455

Mark-to-market swap accrual
		355

Worker’s Compensation
	1,501

Other
	580	145

Valuation Allowance
	(2,202)	(1,766)

Total deferred tax assets
	24,370	26,528

Deferred tax liabilities:

Property-related
	(5,592)	(6,222)

Total deferred tax liabilities
	(5,592)	(6,222)

Net deferred tax asset
	$ 18,778	$ 20,306

Financial statements:

Current deferred tax asset
	6,340	4,656

Non-current deferred tax asset
	12,438	15,650

Net deferred tax asset
	$ 18,778	$ 20,306

During fiscal 2003, fiscal 2002 and fiscal 2001, the Company recognized $280,000, $479,000 and $102,000, respectively, as a tax benefit directly to additional paid-in-capital related to non-compensatory stock plans.

As of December 27, 2003, the Company has net operating losses related to the following tax jurisdictions and expiration periods that are available to offset future taxable income: US federal income tax loss carryforwards of approximately $30.9 million beginning to expire in 2021; various state income tax loss carryforwards of approximately $95.2 million beginning to expire in 2005; and foreign income tax loss carryforwards of approximately $1.6 million beginning to expire in 2005.

The Company has established a valuation allowance for certain state net operating loss carryforwards which the Company believes will not result in a future realizable tax benefit based upon projected taxable income in those states during the carry forward period. In 2003, the Company increased its valuation reserve by $436,000 to reserve for additional state net operating loss carryforwards generated in certain states during 2003. The Company has concluded that a valuation allowance is not required for the remaining net operating loss carryforwards, as it is more likely than not that the Company will be able to realize a tax benefit through the generation of future taxable income.

8.	Capital Stock

In September 2002, the Company raised net proceeds of $48.3 million in an offering of the Company’s equity to provide additional liquidity. The Company filed a registration statement on Form S-3 to register 3.25 million shares of the Company’s common stock in connection with such placement, in addition to 1.2 million shares previously registered.

9.	Stock Plans and Options

Employee Stock Purchase Plan. In August 1996, the Company’s board of directors approved and adopted an Employee Stock Purchase Plan ("Purchase Plan") reserving 287,307 shares of common stock. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the Purchase Plan, the board of directors may authorize participation by eligible employees, including officers, in periodic offerings. The offering period for any offering will be no more than 27 months. The board authorized an offering commencing on the initial public offering date of October 22, 1996 and ending June 30, 1997, and sequential six-month offerings thereafter.

Employees are eligible to participate in the currently authorized offerings if they have been employed by the Company or an affiliate of the Company incorporated in the United States for at least six months preceding October 22, 1996. Employees can have up to 15% of their earnings withheld pursuant to the Purchase Plan and applied on specified purchase dates (currently the last day of each authorized offering) to the purchase of shares of common stock. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering or the relevant purchase date. As of December 27, 2003, there were approximately $417,000 of payroll deductions of which $397,000 were used to purchase 42,413 shares of common stock on December 31, 2003.

The Board suspended participation in the Purchase Plan effective January 29, 2001, when the available pool of shares was substantially exhausted. The Company obtained shareholder approval in May 2001 to increase the pool of reserved stock by 500,000 shares, and participation was resumed in June 2001.

1996 Equity Incentive Plan. The Company’s Wild Oats Markets, Inc. 1996 Equity Incentive Plan (the "1996 Plan") was adopted by the board of directors in August 1996. As of December 27, 2003, 3,119,919 shares of common stock were reserved for issuance under the 1996 Plan, and options for 672,720 shares were available for grant. The 1996 Plan provides for the grant of incentive stock options to employees (including officers and employee-directors) and nonqualified stock options, restricted stock purchase awards and stock bonuses to employees and directors. The exercise price of options granted under the 1996 Plan is determined by the board of directors, provided that the exercise price for an incentive stock option cannot be less than 100% of the fair market value of the common stock on the grant date and the exercise price for a nonqualified stock option cannot be less than 85% of the fair market value of the common stock on the grant date. Outstanding options generally vest over a period of four years and generally expire 10 years from the grant date.

2001 NonOfficer/NonDirectorEquity Incentive Plan. In 2001 the Company created the Wild Oats Markets, Inc. 2001 Nonofficer/Nondirector Equity Incentive Plan , a nonqualified stock option plan (the "2001 Plan"). As of December 27, 2003, 426,330 shares of common stock were reserved for issuance under the 2001 Plan, and options for 17,244 shares were available for grant. The 2001 Plan provides for the grant of nonqualified stock options to employees of the Company who are not officers or directors. The exercise price of options granted under the 2001 Plan is determined by the board of directors, provided that the exercise price for a nonqualified stock option cannot be less than 85% of the fair market value of the common stock on the grant date. Outstanding options generally vest over four years and generally expire 10 years from the grant date.

Individual Stock Option Plans. Currently a total of five individual nonqualified stock option plans exist. These individual stock option plans were created during 2001 and 2003 as inducements to certain executives to accept offers of employment with the Company. The total amount of shares reserved for issuance and total options granted under the five plans is 490,000 shares. Under each plan, the exercise price of the stock options is determined by the board of directors, provided that the exercise price cannot be less than 85% of fair market value of the common stock on the grant date. Outstanding options vest over a four-year period with an expiration date 10 years from the date of grant.

Fair Values. The fair value of the employees’ purchase rights was estimated using the Black-Scholes model with the following weighted-average assumptions:
FISCAL YEAR	2003	2002	2001

Estimated dividends	None	None	None
Expected volatility	75%	69%	52%
Risk-free interest rate	1.0%	1.2%	1.8%
Expected life (years)	0.5	0.5	0.5
Weighted-average fair value per share	$4.40	$2.74	$2.40

The fair value of each option grant under the Company’s aggregated incentive and nonqualified stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
FISCAL YEAR	2003	2002	2001

Estimated dividends	None	None	None
Expected volatility	75%	69%	52%
Risk-free interest rate	2.47%	3.02%	4.55%
Expected life (years)	4.1	4.2	4.8
Weighted-average fair value per share	$5.92	$5.94	$4.02

The fiscal 2003, fiscal 2002 and fiscal 2001 weighted-average grant date per share fair values and weighted-average exercise prices of options granted equal to and below market value on the date of grant are as follows:
	Number of Options	Weighted Average Fair Value	Weighted Average Exercise Price

Options granted below market value	112,890	$ 6.10	$ 8.79
Options granted equal to market value	524,008	$ 5.88	$ 10.25

Total options granted fiscal 2003	636,898	$ 5.92	$ 9.99

Options granted below market value	105,502	$ 6.48	$ 9.35
Options granted equal to market value	583,225	$ 5.84	$ 10.67

Total options granted fiscal 2002	688,727	$ 5.94	$ 10.47

Options granted below market value	166,095	$ 4.29	$ 6.86
Options granted equal to market value	2,060,370	$ 4.00	$ 8.13

Total options granted fiscal 2001	2,226,465	$ 4.02	$ 8.04

A summary of the status of the Company’s aggregated incentive and nonqualified stock options plans as of the 2003, 2002 and 2001 fiscal year ends and changes during the years ending on those dates is presented below:

	Number of Options	Weighted Average Exercise Price

Outstanding as of December 30, 2000	2,399,829	$ 12.94

Granted
	2,226,465	$ 8.04

Forfeited
	(1,136,109)	$ 11.36

Exercised
	(134,252)	$ 6.57

Outstanding as of December 29, 2001	3,355,933	$ 10.36

Granted
	688,727	$ 10.47

Forfeited
	(362,459)	$ 11.90

Exercised
	(250,765)	$ 7.66

Outstanding as of December 28, 2002	3,431,436	$ 10.30

Granted
	636,898	$ 9.99

Forfeited
	(405,883)	$ 11.70

Exercised
	(316,166)	$ 7.90

Outstanding as of December 27, 2003	3,346,285	$ 10.30

The following table summarizes information about incentive and nonqualified stock options outstanding and exercisable at December 27, 2003:

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE

			Weighted-		Weighted-
Range Of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$2.65 – 5.30	54,670
4.1 years

$4.32
				41,138
$4.34

$5.30 – 7.95	703,252
6.4

$7.25
				529,731
$7.13

$7.95 – 10.60	1,546,668
7.6

$9.31
				920,460
$9.22

$10.60 – 13.25	673,115
8.1

$11.16
				266,075
$11.21

$13.25 – 15.90	39,572
4.3

$14.96
				39,572
$14.96

$15.90 – 18.55	132,830
5.0

$17.01
				121,951
$17.03

$18.55 – 21.20	81,195
5.0

$19.83
				72,168
$19.76

$21.20 – 23.85	69,959
5.7

$22.24
				54,716
$22.25

$23.85 – 26.50	45,024
5.5

$26.50
				35,989
$26.50

	3,346,285
7.1

$10.30
				2,081,800
$10.42

At December 27, 2003, 672,720 shares were available for future grant under the Incentive Plan, and 17,244 shares were available for future grant under the Nonqualified Plan. At December 27, 2003, December 28, 2002 and December 29, 2001, options for 2,081,800, 1,581,424 and 1,011,008 shares with weighted average exercise prices of $10.42, $10.79 and $12.07, respectively, were exercisable.

10.	Litigation

Wild Oats Markets Canada, Inc., as successor to Alfalfa’s Canada, Inc., a Canadian subsidiary of the Company, is a defendant in Helen Fakhri and Ady Aylon, as Representative Plaintiffs v. Alfalfa’s Canada, Inc., a class action suit brought in the Supreme Court, British Columbia, Canada by representative plaintiffs alleging to represent two classes of plaintiffs – those who contracted Hepatitis A allegedly through the consumption of food purchased at a Capers Community Market in the spring of 2002, and those who were inoculated against Hepatitis A as a result of news alerts by Capers and the Vancouver Health Authority. In the fourth quarter of 2003, the action was certified as a class action by the court. The Company is appealing that ruling. The Company intends to vigorously defend both class certification and the suit itself. The Company is not able to estimate the potential outcome of the suit at this time.

In April 2000, the Company was named as defendant in S/H –Ahwatukee, LLC and YP- Ahwatukee LLC v. Wild Oats Markets, Inc., Superior Court of Arizona, Maricopa County, by a landlord alleging Wild Oats breached a continuous operations clause arising from the closure of a Phoenix, Arizona store. The landlord dismissed the same suit, filed in 1999, without prejudice in 1999, after the Company presented a possible acceptable subtenant, but subsequently rejected the subtenant. Plaintiff claimed $1.5 million for diminution of value of the shopping center plus accelerated rent, fees and $360,000 in attorneys’ fees and costs. After trial in November 2001, the judge awarded the plaintiff an aggregate $536,000 in damages and attorneys’ fees. The Company’s appeal of judgment was denied in the first quarter of fiscal 2004, and the Company has filed a motion for reconsideration. The Company plans to seek certification of the decision to the Arizona Supreme Court. The Company has recognized a charge to restructuring expense during the fourth quarter of 2003 in the amount of $705,000, including estimated attorney’s fees and estimated interest accrued on the judgment.

In October 2000, the Company was named as defendant in 3601 Group Inc. v. Wild Oats Northwest, Inc., Wild Oats, Inc. and Wild Oats Markets, Inc., a suit filed in Superior Court for King County, Washington, by a property owner who claims that Alfalfa’s Inc., our predecessor on interest, breached a lease in 1995 related to certain property in Seattle, Washington. After trial in fiscal 2002, a jury awarded $0 in damages to the plaintiffs, and the Company was subsequently awarded $190,000 in attorneys’ fees. The plaintiff appealed and the matter has been remanded to the trial court.

In September 2002, the Company filed suit against Michael Gilliland and Elizabeth Cook, former officers and directors and greater than 5% stockholders of the Company, together with two individuals and three limited liability corporations, for a temporary restraining order and damages related to a breach of Mr. Gilliland’s noncompetition covenant, contained in his 1996 employment agreement, arising from the opening of a competitive grocery store in New Mexico. The lawsuit is captioned Wild Oats Markets, Inc. v. Michael C. Gilliland, Elizabeth C. Cook, Mark R. Clapp; Patrick Gilliland, Westside Farmer’s Market LLC, Westside Liquors LLC and Milagro Cafe LLC. Mr. Gilliland and Ms. Cook have counterclaimed, claiming that Ms. Cook was entitled to severance payments, and that both were undercompensated in the receipt of option grants. After a hearing, the court issued a temporary restraining order against Mr. Gilliland, prohibiting him from engaging in the operation of the competing grocery store. The temporary restraining order was subsequently vacated at the Company’s request and the Company dropped its claims for injunctive relief as it did not believe the injunctive relief granted made any material difference in Mr. Gilliland’s behavior. The Company discontinued severance payments made to Mr. Gilliland based on his material breach of his employment contract. The Company continues to pursue its suit for damages. A related suit was filed against Mr. Gilliland and his brother, Patrick Gilliland, for misappropriation of trade secrets and insider trading related to Patrick Gilliland’s postings on a financial chat board that he was receiving and trading upon confidential information of the Company. The Company has filed a motion to have the two suits consolidated in Boulder County District Court in March 2004.

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

11.	Commitments and Contingencies

The Company has numerous operating leases related to facilities and store equipment. These leases generally contain renewal provisions at the option of the Company. Total rental expense (consisting of minimum rent and contingent rent) under these leases was $39.1 million, $37.2 million and $37.6 million during fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

Future minimum lease payments under noncancelable operating leases as of December 27, 2003 are summarized as follows (in thousands):

FISCAL YEAR

2004	$ 32,597
2005	32,124
2006	30,806
2007	29,465
2008	26,733
Thereafter	233,680

Total minimum lease payments	$ 385,405

Minimum rentals for operating leases do not include contingent rentals that may become due under certain lease terms that provide that rentals may be increased based on a percentage of sales. During fiscal 2003, fiscal 2002 and fiscal 2001, the Company paid contingent rentals of $1,075,000, $949,000 and $734,000, respectively.

Included in the $385.4 million of minimum lease payments is $18.9 million, which is related to lease costs for closed stores. The Company is actively working to defease these payments through assignments, subleases or terminations of the lease obligations.

As of December 27, 2003, the Company had commitments under construction contracts totaling $6.6 million. The Company is self-insured for certain losses relating to worker’s compensation claims, general liability, and employee medical and dental benefits. The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insured losses are accrued based upon the Company’s estimates of the aggregate uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company’s historical experiences. If the Company experiences an increase in claims, if actuarial assumptions are inaccurate, or insurance industry costs increase beyond current expectations, then additional reserves may be required.

12.	Restructuring and Asset Impairment Charges (Income)

Fiscal 2003

During the fourth quarter of fiscal 2003, the Company recorded restructuring and asset impairment expense of $855,000 consisting of the following components:

Change in estimate related to lease-related liabilities for a site previously identified for closure that was closed during the fourth quarter of fiscal 2003	$ (150,000)

Changes in estimate related to lease-related liabilities for sites previously identified for closure	1,140,000

Insurance settlement received for impaired assets previously written off	(250,000)

Severance for employees notified of termination during the fourth quarter	115,000

Total restructuring and asset impairment expense	$ 855,000

Details of the significant components are as follows:

    Change in estimate for a site previously identified for closure that was closed during the fourth quarter ($150,000 of restructuring income). During the fourth quarter, the Company closed a store previously identified for closure in Tucson, Arizona and negotiated the early termination of its lease effective December 2003. Therefore, the Company reversed the remaining lease-related liabilities previously recorded for this location, recognizing $150,000 in restructuring income.
    Changes in estimate related to lease-related liabilities for sites previously identified for closure ($1,140,000 in restructuring expense). During the fourth quarter, the Company secured a viable subtenant for a location in Los Angeles, California resulting in restructuring income of $375,000. Also, during the quarter, the Company determined that additional time will be needed to dispose of certain lease obligations for vacant sites in Nashville, Tennessee and Pinecrest, Florida, resulting in restructuring expense of $213,000. Based on a current assessment of changing real estate market conditions in the area as well as undesirable site characteristics, during the quarter the Company determined the likelihood of disposing of its lease obligations related to certain space adjacent to a store in Fort Collins, Colorado was remote, and therefore restructuring expense of $597,000 was recorded to adjust the reserve balance to the net present value of the remaining lease payments. As discussed more fully in Note 10 - Litigation, in February 2004, the Superior Court of Arizona, Maricopa County upheld a judgment against the Company that arose from the closure of a Phoenix, Arizona store in 1998 and as a result a $705,000 charge to restructuring expense was recorded. Based on these changes in facts and circumstances and the related changes in estimates, we adjusted or reversed the remaining lease-related liabilities previously recorded for these locations and recognized net restructuring expense of $1,140,000.
    Insurance settlement received for impaired assets previously written off ($250,000 in asset impairment income).During the fourth quarter, the Company received $250,000 in insurance proceeds as partial reimbursement for property losses and incremental expenses incurred during the first quarter of 2003 caused by a roof collapse at a support facility in Federal Heights, Colorado. The support facility had been previously identified for closure during the fourth quarter of fiscal 2001, and the carrying value of its fixed assets were written off as an impairment charge at that time. Therefore, the Company recorded a gain in the amount of the insurance proceeds received of $250,000.
    Severance for employees notified of termination during the fourth quarter ($115,000 restructuring expense).During the fourth quarter, 40 employees were terminated in conjunction with the closing of a store in Tucson, Arizona, a warehouse in San Diego, California and a restaurant operating within a store in West Vancouver, British Columbia. The employees were notified of their involuntary termination during the fourth quarter of fiscal 2003. As of December 27, 2003, $57,000 of involuntary termination benefits had been paid to terminated employees.

During the third quarter of fiscal 2003, the Company recorded a restructuring and asset impairment charge of $134,000 consisting of the following components:
Lease-related liability for site closed during the third quarter of fiscal 2003	$ 70,000

Changes in estimate related to lease-related liabilities for sites previously identified for closure or sale	(612,000)

Total restructuring income	(542,000)

Asset impairment charges	676,000

Total Restructuring and Asset Impairment Charge	$ 134,000

Details of the significant components are as follows:

    Lease-related liabilty for site closed during the third quarter of fiscal 2003 ($70,000 of restructuring expense). During the third quarter of fiscal 2003, the Company closed a store in Nashville, Tennessee, as part of a relocation to a larger site. Based upon the facts and circumstances, the Company expected either the lease would be terminated or the space subleased to a viable subtenant within six months from the date of closure, and therefore, recognized a restructuring charge of $70,000.
    Changes in estimate related to lease-related liabilities for sites previously identified for closure or sale ($612,000 of restructuring income). During the third quarter of fiscal 2003, the Company secured a viable subtenant for a location in Memphis, Tennessee. Also, additional information received in the third quarter resulted in a revision in the net restructuring charges previously recorded for a store in Irvine, California. As a result, the Company recorded restructuring income of $699,000 to reduce the accrual to the required amount. This was offset by a restructuring charge of $87,000 for the costs associated with restoring a space to its original condition for a location previously included in a restructuring charge. Based on these changes in facts and circumstances and the related changes in estimates, the Company adjusted or reversed the remaining lease-related liabilities previously recorded for these locations and recognized net restructuring income of $612,000 during the third quarter of fiscal 2003.

In addition to the restructuring income described above, management also identified asset impairment charges of $676,000 in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets for two stores held for use. These assets became impaired during the third quarter of fiscal 2003 because the projected cash flows of each store at the time were not sufficient to fully recover the carrying value of the stores’ long-lived assets. In determining whether an impairment exists, the Company estimates the stores’ future cash flows on an undiscounted basis, and if the cash flows are not sufficient to recover the carrying value, then the Company uses a discounted cash flow based on a risk-adjusted discount rate, to adjust its carrying value of the assets and records a provision for impairment as appropriate. The Company believes the weak performance from the stores included in the asset impairment charge was caused by depressed markets and increased competition. The Company continually reevaluates its stores’ performance to monitor the carrying value of its long-lived assets in comparison to projected cash flows.

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

Details of the significant components are as follows:

    Change in estimate related to lease-related liabilities for sites previously identified for closure or sale that were closed, sold or disposed of during the second quarter of fiscal 2003 ($2,195,000 of restructuring income). During the second quarter of fiscal 2003, the Company concluded a sublease transaction with a subtenant in Irvine, California, the viability of whose business led the Company to determine that the subtenant’s business stability and the expected sublease income supported reversal of the remaining reserves of $2,195,000.
    Severance for employees terminated in the second quarter of fiscal 2003 ($117,000 of restructuring expense). During the second quarter of fiscal 2003, 37 employees were notified of their involuntary termination in conjunction with the closure of two stores in Irvine and Los Angeles, California. As of December 27, 2003, all $117,000 of the involuntary termination benefits had been paid to terminated employees.
    Changes in estimate related to lease-related liabilities for sites previously identified for closure or sale ($1,933,000 of restructuring expense). During the second quarter of fiscal 2003, the Company determined that additional time will be needed to dispose of certain lease obligations for four vacant sites. This determination was largely driven by results of current disposition efforts by the Company, and is attributable to poor marketability and/or unattractive characteristics of the space, which may require improvement allowances and rent concessions by the Company. As a result, the Company increased its estimated reserves for these sites by $1,988,000. Offsetting this charge was $55,000 in restructuring income related to the early termination of leases in Cleveland, Ohio and Santa Fe, New Mexico. Based on these changes in facts and circumstances and the related changes in estimates, the Company adjusted or reversed the remaining lease-related liabilities previously recorded for these locations and recognized net restructuring expense of $1,933,000 during the second quarter of fiscal 2003.

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

Details of the significant components are as follows:

    Change in estimate related to lease-related liabilities for sites previously identified for closure or sale that were closed, sold or disposed of during the first quarter of fiscal 2003 ($441,000 of restructuring income). During the first quarter of fiscal 2003, the Company completed payment obligations for amounts less than previously estimated under a lease for excess space located in West Hartford, Connecticut, and under lease termination agreements for sites located in West Hollywood, California and Kansas City, Missouri. The Company closed a commissary facility in Federal Heights, Colorado, after weather-related structural damage rendered the facility untenantable. Based on these changes in facts and circumstances, the Company reversed the remaining lease-related liabilities previously recorded for these locations and, therefore, recognized restructuring income of $441,000 during the first quarter of fiscal 2003.
    Changes in estimate related to lease-related liabilities for sites previously identified for closure or sale ($1,295,000 of restructuring income). During the first quarter of fiscal 2003, the Company reviewed the viability of a subtenant in Fort Collins, Colorado, and determined the subtenant’s business stability and the expected sublease income supported reversal of the remaining reserves of $628,000 which had been previously established. Subsequent to the first quarter of fiscal 2003, the Company negotiated the early termination of leases in Cleveland, Ohio and Santa Fe, New Mexico, with payment obligations to terminate in the second and fourth quarters of fiscal 2003, respectively. The settlement amounts were less than previously estimated and accrued, and $980,000 was reversed to income. Offsetting this income, the Company recorded a charge of $313,000 for the difference between the terms of a new signed sublease for a closed location in Hartford, Connecticut, and the terms of a prior sublease for the same location under which the prior subtenant had defaulted. Based on these changes in facts and circumstances and the related changes in estimates, the Company adjusted or reversed the remaining lease-related liabilities previously recorded for these locations and recognized net restructuring income of $1,295,000 during the first quarter of fiscal 2003.

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
    Severance for employees terminated during the fourth quarter of fiscal 2002 ($9,000 of restructuring expense). During the fourth quarter of fiscal 2002, two employees were terminated with the sale of one Vitamin Expo location during the fourth quarter of fiscal 2002. The employees were notified of their involuntary termination during the fourth quarter of fiscal 2002. As of December 27, 2003, all $9,000 of involuntary termination benefits had been paid to terminated employees.

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

During the second quarter of fiscal 2002, the Company recorded restructuring and asset impairment expense of $0 consisting of the following components:
Fixed asset impairments for sites previously identified for closure or sale	$ 35,000
Change in estimate related to lease related liabilities for sites previously identified for closure or sale	(678,000)
Fixed asset impairments for one additional store identified in the second quarter of fiscal 2002 to be closed during the third quarter of fiscal 2002	131,000
Fixed asset impairments for store construction project discontinuation	370,000
Severance for employees terminated during the second quarter of fiscal 2002	142,000

Total restructuring and asset impairment charge	$ -

Details of the significant components are as follows:

    Fixed asset impairments for sites previously identified for closure or sale ($35,000 of asset impairment expense). During the second quarter of fiscal 2002, the Company determined that certain fixed assets were not compatible with the Company’s new store design. Due to the implementation of the new store design, such assets could not be relocated as contemplated under the original restructuring plan. As a result, the Company determined it could not recover the previously estimated carrying value of these assets, and therefore recognized an asset impairment charge of approximately $170,000 during the second quarter of fiscal 2002. The assets were fully disposed by the end of fiscal 2002. Additionally, during the second quarter of fiscal 2002, the Company determined that it could partially recover the carrying value of certain fixed assets used in store front-end operations that were previously written off in 2001; therefore, the Company reversed $135,000 of asset impairment expense during the second quarter of fiscal 2002.
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
    Severance for employees terminated during the second quarter of fiscal 2002 ($142,000 of restructuring expense). During the second quarter of fiscal 2002, 65 employees were terminated in conjunction with the closure of one store in Cleveland, Ohio and the closure of the bakery operations within one support facility in Denver, Colorado during the quarter. The employees were notified of their involuntary termination during the second quarter of fiscal 2002. As of December 27, 2003, all $142,000 of the involuntary termination benefits had been paid to terminated employees.

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
    Severance for employees terminated during the first quarter of fiscal 2002 ($269,000 of restructuring expense). During the first quarter of fiscal 2002, 103 employees were terminated in conjunction with the closure of two stores in Boca Raton, Florida and Chesterfield, Missouri during the first quarter of fiscal 2002. The employees were notified of their involuntary termination during the first quarter of fiscal 2002. As of December 27, 2003, all $269,000 of the involuntary termination benefits had been paid to terminated employees.

Fiscal 2001

As a result of hiring a new chief executive officer just prior to the beginning of the second quarter of fiscal 2001 and a comprehensive review conducted by the new chief executive officer of the business and strategic repositioning efforts of the Company during the second quarter of fiscal 2001, management identified and committed to a restructuring plan during the second quarter of fiscal 2001 and recorded a restructuring and asset impairment charge of $54.9 million (such asset impairments were recorded in accordance with SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Assets to be Disposed of). The significant components of the charge are as follows:

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

Total
$ 38.9 million

Details of the significant components of the charge are as follows:

    Change in estimate related to fixed asset impairments for previously identified sites held for disposal ($1.5 million). During the second quarter of fiscal 2001, the Company determined that these fixed assets were not compatible with a new store design. Due to the new store design, such assets could not be relocated as contemplated under the original restructuring plan. As a result, the Company determined it could not recover the previously estimated carrying value of these assets, and therefore recognized an impairment charge and disposed of the assets during the second quarter of fiscal 2001.
    Change in estimate related to lease-related liabilities for previously identified sites for closure ($15.9 million). During the second quarter of fiscal 2001, the Company determined that additional periods of time were necessary to dispose of certain lease obligations. This determination was driven by results of current disposition efforts by the Company, and is attributable to deteriorating real estate markets in certain regions, existing lease obligations at above-market rates, and unattractive site characteristics. The charge for exit costs assumes, based on the Company’s current results of disposition efforts, that the Company will be successful in disposing of these long-term lease obligations within the next five years. Facts and circumstances can change in the future with respect to the above attributes affecting the ultimate resolution of these exit costs. The Company will make appropriate adjustments to the restructuring liabilities contemporaneous with the change in facts and circumstances.
    Fixed asset impairments for three additional stores identified in the second quarter of fiscal 2001 to be abandoned, closed, or sold by the end of fiscal 2001 ($1.8 million). During the second quarter of fiscal 2001, the Company became involved in litigation filed by the landlord of a site under construction. The Company decided not to proceed with the opening of the store and consequently abandoned the site and the related fixed assets (leasehold improvements) totaling $1.5 million during the second quarter of fiscal 2001. Additionally, the fixed assets of two other stores that were scheduled to be closed by the end of fiscal 2001 comprised the remaining $300,000 of the charge.
    Fixed asset impairments for subleased properties identified during the second quarter of fiscal 2001 ($1.7 million). These asset impairments relate to leasehold improvements made by the Company in subleased properties for specific subtenants. During the second quarter of fiscal 2001, certain subtenants either vacated the improved properties without prior notice or gave notice to the Company that they planned to vacate the properties shortly, and certain other subtenants were in financial distress and in one case, had filed for bankruptcy protection. The Company determined that it could not recover the carrying value of these build-to-suit leasehold improvements and therefore recognized an impairment charge. Certain of these assets were disposed of during the second quarter of fiscal 2001 and the remainder of which were disposed of by the end of fiscal 2001.
    Lease-related liabilities for subleased properties identified during the second quarter of fiscal 2001 ($10.0 million). During the second quarter of fiscal 2001, certain subtenants either vacated the improved properties without prior notice or gave notice to the Company that they planned to vacate the properties shortly. The Company also was informed in the second quarter that certain other subtenants were in financial distress and in one case, had filed for bankruptcy protection. The lease-related liabilities represent the Company’s estimate to dispose of these lease obligations based on current disposition efforts by the Company, and is attributable to deteriorating real estate markets in certain regions, existing lease obligations at above-market rates, and unattractive site characteristics. The charge for exit costs assumes, based on the Company’s current results of disposition efforts, that the Company will be successful in disposing of these long-term lease obligations within the next five years. Facts and circumstances can change in the future with respect to the above attributes affecting the ultimate resolution of these exit costs. The Company will make appropriate adjustments to the restructuring liabilities contemporaneous with the change in facts and circumstances.
    Fixed asset impairments for regional and departmental office closures and consolidations during the second quarter of fiscal 2001 ($3.0 million). As part of the Company’s reorganization during the second quarter of fiscal 2001, the Company reduced its regional offices from 11 to five offices, and eliminated much of its construction department. In conjunction with these modifications to regional and departmental structures, the Company determined that it could not recover the carrying value of the fixed assets used by certain regional and departmental offices and the construction department and therefore recognized an impairment charge and disposed of the assets during the second quarter of fiscal 2001.
    Fixed asset impairments for store construction project discontinuation ($2.3 million). During the second quarter of fiscal 2001, the Company determined that a new store design was required and construction of new stores and expansion and remodel activities at existing stores based on the previously developed designs would be abandoned to incorporate the new store design changes. Assets in this charge included abandoned construction in progress (primarily leasehold improvements). The Company determined that it could not recover the carrying value of these fixed assets, and therefore recognized an impairment charge and disposed of the assets during the second quarter of fiscal 2001.
    Severance for employees terminated during the second quarter of fiscal 2001 ($2.5 million). During the second quarter of fiscal 2001, 104 of the Company’s 9,000 employees were terminated as part of the Company’s restructuring plan. The terminated employee groups were regional store support, construction and new store development, and corporate office personnel. As of December 27, 2003, all of the $2.5 million of involuntary termination benefits had been paid to terminated employees.

In addition to the $38.9 million of restructuring charges described above, management has also identified asset impairment charges of $15.9 million in accordance with the provisions of SFAS No. 121 related to five stores held for use. The assets became impaired in the second quarter of fiscal 2001 because the projected future cash flows of each store at that time were not sufficient to fully recover the carrying value of the stores’ long-lived assets. In determining whether an impairment exists, the Company estimates the store’s future cash flows on an undiscounted basis, and if the cash flows are not sufficient to recover the carrying value, then the Company uses a discounted cash flow based on a risk-adjusted discount rate, to adjust its carrying value of the assets and records a provision for impairment as appropriate. The Company believes the weak performance from the stores included in the asset impairment charge was caused by significant budget overruns in construction (one store), poor site location (two stores) or insufficient advertising in new regional markets (two stores). The Company continually reevaluates its stores’ performance to monitor the carrying value of its long-lived assets in comparison to projected cash flows. Elements that could contribute to impairment of long-lived assets include new competition, overruns in construction costs, or poor operating results caused by a variety of factors, including improper site selection, insufficient advertising, or changes in local, regional or national economies. There is no assurance that in the future, additional long-lived assets will not be deemed impaired.

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

Total restructuring income
$ (5.7 million)

    Change in estimate related to lease-related liabilities for sites previously identified for closure or sale that were closed, sold or disposed of during the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002 ($10.1 million of restructuring income). During the fourth quarter of fiscal 2001, the Company sold two stores in San Anselmo and Sacramento, California, in related transactions; the Company subsequently sold two additional stores in Berkeley and Sunnyvale, California, to the same purchaser of the other northern California stores. In conjunction with these transactions, the purchaser assumed the lease-related obligations associated with these stores. Based on this change in facts and circumstances, the Company reversed the remaining lease-related liabilities previously recorded for these stores and therefore recognized restructuring income of $3.7 million during the fourth quarter of fiscal 2001. During the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002, the Company also terminated lease obligations for sites in Madison, New Jersey and Boca Raton, Florida, respectively; based on this change in facts and circumstances, the Company reversed the remaining lease-related liabilities previously recorded for these stores and therefore recognized restructuring income of $6.4 million during the fourth quarter of fiscal 2001.
    Change in estimate related to fixed asset impairments for four stores previously identified for closure or sale ($1.6 million of restructuring income). Due to changes in facts and circumstances during the fourth quarter of fiscal 2001, the Company determined that four stores previously identified as sites held for disposal would continue to operate in their existing locations. Three of the stores were expected to be closed in conjunction with the Company’s opening of new stores in the respective trade areas; however, during the fourth quarter of fiscal 2001, the Company decided to abandon the new store sites and continue to operate the existing stores. With regard to the fourth store, management decided in the fourth quarter of fiscal 2001 to continue to operate the store in its existing location after completing a competitive analysis of the market area and a reevaluation of the operations of the store in the fourth quarter of fiscal 2001, which showed that the store was achieving acceptable performance levels and demonstrating positive performance trends following the implementation of the Fresh Look program late in the third quarter of fiscal 2001. As a result, the Company reversed the restructuring charge previously recorded for the fixed asset impairments related to these four stores and therefore recognized restructuring income of $1.6 million during the fourth quarter of fiscal 2001.
    Change in estimate related to lease-related liabilities for four stores previously identified for closure or sale ($1.1 million of restructuring income). Due to changes in facts and circumstances during the fourth quarter of fiscal 2001, the Company determined that four stores previously identified as sites held for disposal would continue to operate in their existing locations. Three of the stores were expected to be closed in conjunction with the Company’s opening of new stores in the respective trade areas; however, during the fourth quarter of fiscal 2001, the Company decided to abandon the new store sites and continue to operate the existing stores. With regard to the fourth store, management decided in the fourth quarter of fiscal 2001 to continue to operate the store in its existing location after completing a competitive analysis of the market area and a reevaluation of the operations of the store in the fourth quarter of fiscal 2001, which showed that the store was achieving acceptable performance levels and demonstrating positive performance trends following the implementation of the Fresh Look program late in the third quarter of fiscal 2001. As a result, the Company reversed the restructuring charge previously recorded for the long-term lease obligations related to these four stores and therefore recognized restructuring income of $1.1 million during the fourth quarter of fiscal 2001.
    Fixed asset impairments for three additional stores and one support facility identified in the fourth quarter of fiscal 2001 to be closed or sold by the second quarter of fiscal 2002 ($3.3 million of restructuring expense). During the fourth quarter of fiscal 2001, the Company decided to close two stores in fiscal 2002 following the negotiation of a lease obligation settlement for one store in the fourth quarter of fiscal 2001 and the completion of an operations analysis for the other store, which showed that the intensive Fresh Look marketing and merchandising efforts initiated at the store early in the fourth quarter of 2001 were not improving the store’s sales and profit trends. The Company also decided to close one support facility in the second quarter of fiscal 2002 after determining in the fourth quarter of fiscal 2001 to outsource the operations of the support facility to an identified external food service supplier. The Company determined that it could not recover the carrying value of the fixed assets at these locations and therefore recognized an impairment charge. Certain of these assets were disposed of during the first quarter of fiscal 2002, and the remainder was disposed of by the end of the second quarter of fiscal 2002.

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

    Lease-related liabilities for three additional stores and one support facility identified during the fourth quarter of fiscal 2001 to be closed or sold by the second quarter of fiscal 2002 ($3.6 million of restructuring expense). During the fourth quarter of fiscal 2001, the Company decided to close two stores in fiscal 2002 following the negotiation of a lease obligation settlement for one store in the fourth quarter of fiscal 2001 and the completion of an operations analysis for the other store, which showed that the intensive Fresh Look marketing and merchandising efforts initiated at the store early in the fourth quarter of 2001 were not improving the store’s sales and profit trends. The Company also decided to close one support facility in the second quarter of fiscal 2002 after determining in the fourth quarter of fiscal 2001 to outsource the operations of the support facility to an identified external food service supplier. The lease-related liabilities for these locations represent our estimate to dispose of these lease obligations based on current disposition efforts, and is attributable to deteriorating real estate markets in certain regions, existing lease obligations at above-market rates, and unattractive site characteristics. The charge for exit costs assumes, based on our current results of disposition efforts, that the Company will be successful in disposing of these long-term lease obligations within the next five years. Facts and circumstances can change in the future with respect to the above attributes affecting the ultimate resolution of these exit costs. The Company will make appropriate adjustments to the restructuring liabilities contemporaneous with the change in facts and circumstances.

During the fourth quarter of fiscal 2001, the Company also decided to abandon construction of a new store in Kansas City, Missouri, due to location and parking-related issues. The Company terminated the lease obligation for $155,000 during the fourth quarter of fiscal 2001.

    Severance for employees terminated during the fourth quarter of fiscal 2001 ($0.2 million). During the fourth quarter of fiscal 2001, 33 employees were terminated in conjunction with the closure of four support facilities during the fourth quarter of fiscal 2001. The employees were notified of their involuntary termination during the fourth quarter of fiscal 2001. As of December 27, 2003, all $155,000 of the involuntary termination benefits had been paid to terminated employees.

In addition to the restructuring charges described above, management also identified asset impairment charges of $5.0 million in accordance with the provisions of SFAS No. 121 related to four stores held for use. These assets became impaired in the fourth quarter of fiscal 2001 because the projected future cash flows of each store at that time were not sufficient to fully recover the carrying value of the stores’ long-lived assets. In determining whether an impairment exists, the Company estimates the store’s future cash flows on an undiscounted basis, and if the cash flows are not sufficient to recover carrying value, then the Company uses a discounted cash flow based on a risk-adjusted discount rate, to adjust its carrying value of the assets and records a provision for impairment as appropriate. The Company believes the weak performance from the stores included in the asset impairment charge were caused by poor site location (two stores) or insufficient advertising in new regional markets (two stores).

Sales and store contribution to profit (sales less cost of goods sold, occupancy costs, and direct store expenses) for the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001 for stores that were held for disposal are as follows (unaudited, in thousands):
FISCAL YEAR	2003	2002	2001

Sales	$10,562	$24,229	$35,171

Store contribution to profit	$(1,899)	$(1,576)	$(1,979)

The effect of suspending depreciation for assets held for disposal was $0 for fiscal 2003 and approximately $34,000 and $913,000 for the fiscal years ended December 28, 2002 and December 29, 2001, respectively.

Restructuring Activity By Store Count

A summary of restructuring activity by store count is as follows:
	RESTRUCTURING STORE COUNT

	Fiscal Year Ending

	2001	2002	2003

Stores remaining at commencement of period	9	6	3
Stores identified in fiscal 2001 for closure or sale	6
Stores identified in fiscal 2002 for closure or sale		6
Stores identified in fiscal 2003 for closure, relocation, sale, or conversion			5
Support facilities identified in fiscal 2003 for closure or relocation			4
Identified stores closed or abandoned	(3)	(5)	(4)
Identified stores sold	(2)	(4)
Reversal of stores identified for closure or sale	(4)

Identified stores remaining at period end	6	3	8

As of December 27, 2003, four of the stores identified in fiscal 2001 for closure or sale were closed or abandoned and the remaining two stores were removed from the Company’s closure or sale list due to changes in facts and circumstances. Of those stores identified in fiscal 2002, all have been sold or closed as of December 27, 2003. Of the five stores and four support facilities identified in fiscal 2003 for closure, relocation, sale, or conversion, one has been relocated as of December 27, 2003, one was sold in January, 2004, four were closed in the first quarter of 2004, two will be closed or relocated during the remainder of fiscal 2004, and the one store remaining will be closed in fiscal 2005.

The following table summarizes accruals related to the Company’s restructuring activities during fiscal 2003, fiscal 2002 and fiscal 2001 (in thousands):
	2000
	And	Q2	Q3	Q4	Q4	Q3	Q3	Q4	Q3	Q4
EXIT PLANS	Prior	2001	2001	2001	2002	2002	2002	2002	2003	2003	TOTAL

BALANCE, 12-30-2000	$ 9,879										$ 9,879
New accruals:
Severance		$ 2,511		$ 155							2,666
Lease-related liabilities	5,076	10,458	$108	3,822							19,464
Cash paid – severance		(2,375)		(98)							(2,473)
Cash paid – lease-related liabilities	(6,731)	(492)	(21)								(7,244)
Stock options in lieu of cash	(43)										(43)
Cash received – lease-related liabilities	800										800

BALANCE, 12-29-2001	$ 8,981	$10,102	$ 87	$3,879							$ 23,049
New accruals:
Severance					$ 269	$ 142		$ 9			420
Lease-related liabilities	(1,453)	(3,053)	(19)	(243)			$ 5	3,552			(1,211)
Cash paid – severance		(133)		(57)	(269)	(142)		(9)			(610)
Cash paid – lease-related liabilities	(2,726)	(884)	(68)	(735)			(5)				(4,418)
Note receivable in lieu of cash	375										375
Cash received – lease-related liabilities	459										459

BALANCE, 12-28-2002	$ 5,636	$ 6,032		$$2,844	$ -	$ -	$ -	$3,552			$ 18,064
New accruals:
Severance	-	-	-	-				166	$ 40	$ 26	232
Lease-related liabilities	1,593	(166)	-	(894)				(2,896)	188		(2,175)
Cash paid – severance	-	(1)	-	-				(147)	-	(26)	(174)
Cash paid - lease-related liabilities	(1,446)	(916)	-	(1,950)				(217)	(47)		(4,576)

BALANCE, 12-27-2003	$ 5,783[1]	$ 4,949[1]	$-	$ -				$ 458[2]	$ 181[3]	$-	$ 11,371

1The restructuring accrual balance consists of lease related liabilities.

2The restructuring accrual balance consists of lease related liabilities and $18,000 for employee termination benefits.

3The restructuring accrual balance consists of lease related liabilities and $40,000 for employee termination benefits.

As of December 27, 2003, the components of the accruals related to the Company’s restructuring activities are accrued liabilities ($2.8 million) and other long-term obligations ($8.5 million).

13.	401(k) Plan

The Company maintains a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering the Company's employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 15% of their annual compensation or the statutorily prescribed annual limit ($12,000 in fiscal 2003) and have the amount of such reduction contributed to the 401(k) Plan. Employees over age 50 may also contribute an additional $2,000 "catch-up" contribution. The 401(k) Plan provides for additional matching contributions to the 401(k) Plan by the Company in an amount determined by the Company prior to the end of each plan year. Total Company contributions during fiscal 2003, fiscal 2002 and fiscal 2001 were approximately $1.3 million, $1.2 million and $1.1 million, respectively. The trustees of the 401(k) Plan, at the direction of each participant, invest the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code.

In January 2002, the Company was notified by its 401(k) trustee, Advisors Trust Company, that effective April 1, 2002, the trustee would no longer provide trustee services for 401(k) plans. The Company selected a new plan administrator and a new trustee after extensive research and interviews. In the fourth quarter of fiscal 2002, the Company was notified by its new plan administrator that it was selling its business without the Company’s consent (as required by the then-current contract). The Company elected to terminate its contract and selected Milliman USA as its new plan administrator. The plan accounts were transferred to Milliman and Company employees were notified that they would be unable to make withdrawals from or change the investment designations of their accounts until the transfer was completed. The transfer was completed in January 2003. In fiscal 2003, the Company completed an audit of one of the recordkeeping practices of one of its past plan administrators. The Company also amended its 401(k) Plan in fiscal 2003 to modify the eligiblity requirements. In 2003, the Company commenced an audit of 401(k) Plan and expects the results of such audit by the end of the second fiscal quarter of 2004.

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

Effective fiscal 1999, the Company maintains a nonqualified Deferred Compensation Plan (the "DCP") for certain members of management. Eligible employees may contribute a portion of base salary or bonuses to the plan annually. The DCP provides for additional matching contributions by the Company in an amount determined by the Company prior to the end of each plan year. Total Company matching contributions to the DCP during fiscal 2003, 2002 and fiscal 2001 were approximately $84,000, $39,000 and $26,000, respectively.

16.	Quarterly Information (Unaudited)

The following interim financial information presents the fiscal 2003 and fiscal 2002 consolidated results of operations on a quarterly basis (in thousands, except per-share amounts):
QUARTER ENDED

	March 29, 2003	June 28, 2003	September 27, 2003	December 27, 2003

Statement of Operations Data:
Sales	$ 235,987	$ 242,248	$ 237,028	$ 253,941
Gross profit	$ 70,859	$ 71,222	$ 68,870	$ 74,661
Net income (loss)	$ 1,440	$ 2,183	$ (861)	$ 829

Basic net income (loss) per common share	$ 0.05	$ 0.07	$ (0.03)	$ 0.03

Diluted net income (loss) per common share	$ 0.05	$ 0.07	$ (0.03)	$ 0.03

QUARTER ENDED

	March 30, 2002	June 29, 2002	September 28, 2002	December 28, 2002

Statement of Operations Data:
Sales	$ 233,013	$ 236,186	$ 228,102	$ 221,829
Gross profit	$ 67,643	$ 71,428	$ 67,076	$ 68,121
Net income	$ 668	$ 1,498	$ 2,172	$ 2,571

Basic net income per common share	$ 0.03	$ 0.06	$ 0.08	$ 0.09

Diluted net income per common share	$ 0.03	$ 0.06	$ 0.08	$ 0.09

17.	Related Party Transactions

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

In May 1998, PGG II, a limited liability company two-thirds owned by Mr. Gilliland and Ms. Cook purchased a small under-performing store in Boulder, Colorado from the Company. PGG II paid the wholesale cost of the inventory in the store at time of transfer. PGG II disputed whether there was consideration due for equipment transferred to PGG II as part of the original purchase transaction, and in March of 2002 the parties reached a settlement on the value of the equipment as part of the settlement of the litigation described below.

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

In fiscal 2000, the Company recorded a note receivable in the amount of approximately $75,000 from Bacchus Beverage Corporation, an entity owned by Patrick Gilliland, Mr. Gilliland’s brother, which was a subtenant in excess space located adjacent to one of the Company’s stores. In March 2002, the Company agreed to extinguish the remaining balance on the note in exchange for a $35,000 cash payment

In May 2002, the Company’s Board of Directors amended the employment agreement of Perry D. Odak, the Company’s CEO and President, to extend through December 2002 the period during which the issuance by the Company of additional securities as part of an equity financing would entitle Mr. Odak to receive up to 300,000 stock options exercisable for the Company’s common stock. In March 2002, Mr. Odak was issued options to purchase 5,856 shares of common stock under a provision of his employment agreement that provided for the maintenance of his 5% equity position in the event of a capital-raising transaction, based upon the issuance of 111,269 shares of common stock, the resale of which was registered on Form S-3 filed in April 2002. The stock was issued pursuant to the terms of a settlement agreement between the Company and former directors and co-founders Michael Gilliland and Elizabeth Cook. In August 2002, the Company’s Board of Directors approved a third amendment to Mr. Odak’s employment agreement, pursuant to which up to 70,000 of the stock options to which Mr. Odak would be entitled under his employment agreement as a result of the closing of a capital-raising transaction could be granted to other employees of the Company designated by Mr. Odak. The options would only be granted upon the closing of the capital-raising transaction, have a 10-year term, vest over four years and have an exercise price equal to the closing price of the Company’s stock on the date the capital-raising transaction was concluded. An equal number of options would be granted simultaneously to Mr. Odak, provided that the options granted to Mr. Odak would only be exercisable as the options granted to other employees terminated (as opposed to expired) without exercise.

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

In September 2002, the Company filed suit against Michael Gilliland and Elizabeth Cook, former officers and directors and greater than 5% stockholders of the Company, together with two individuals and three limited liability corporations, for a temporary restraining order and damages related to a breach of Mr. Gilliland’s non-competition covenant, contained in his 1996 employment agreement, arising from the opening of a competitive grocery store in New Mexico. The lawsuit is captioned Wild Oats Markets, Inc. v. Michael C. Gilliland, Elizabeth C. Cook, Mark R. Clapp; Patrick Gilliland, Westside Farmer’s Market LLC, Westside Liquors LLC and Milagro Cafe LLC. Mr. Gilliland and Ms. Cook have counterclaimed, claiming that Ms. Cook was entitled to severance payments, and that both were under-compensated in the receipt of option grants. After a hearing, the court issued a temporary restraining order against Mr. Gilliland, prohibiting him from engaging in the operation of the competing grocery store. The temporary restraining order was subsequently vacated at the Company’s request and the Company dropped its claims for injunctive relief as it did not believe the injunctive relief granted made any material difference in Mr. Gilliland’s behavior. The Company discontinued severance payments made to Mr. Gilliland based on his material breach of his employment contract. The Company continues to pursue its suit for damages. A date for trial of the remaining claims has not been set. A related suit was filed against Mr. Gilliland and his brother, Patrick Gilliland, for misappropriation of trade secrets and insider trading related to patrick Gilliland’s postings on a financial chat board that he was receiving and trading upon confidential information of the Company.

Mark R. Retzloff is a current member of the Company’s Board of Directors, and sits on its Real Estate Committee. Mr. Retzloff is Chairman of Rudi’s Bakery, Inc., which derives more than 5% of its total revenues from sales of bread products to the Company.

18.	Change in Primary Distributor

During fiscal 2002, the Company changed its primary distributor from UNFI to Tree of Life, Inc. ("TOL"). A transition fee is referenced in the Company’s June 2002 distribution agreement with TOL. In the second, third and fourth quarters of fiscal 2002, the Company used a portion of the transition fee to offset the transition costs incurred during the transition of the Company’s primary distribution relationship to TOL. These costs include, but are not limited to, the cost of retagging store shelves, modification of product inventory, disposal of discontinued products, resetting of products on store shelves and training of store personnel in new procedures, and legal and consulting expenses. The portion of the transition support fee used to defray transition expenses incurred had no material impact on the Company’s results of operations for the twelve months ended December 28, 2002.

During the fourth quarter of 2003, the Company and TOL agreed to terminate their primary distribution relationship, and in January 2004, the Company signed a five year primary distribution agreement with UNFI. The transition to UNFI is expected to be fully completed by no later than April 1, 2004. The agreement states that UNFI will pay the Company a conversion fee to cover the costs of the transition to UNFI, which is payable over the period of the contract, subject to the Company meeting certain minimum purchase requirements.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 30, 2004, PricewaterhouseCoopers LLP declined to stand for reelection as the independent accountants of the Company. The reports of PricewaterhouseCoopers LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for the two most recent fiscal years and through January 30, 2004, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years. During the two most recent fiscal years and through the date of this Report, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)). The Company requested and PricewaterhouseCoopers LLP furnished a letter addressed to the SEC stating that it agrees with the above statements. A copy of such letter, dated February 6, 2004, was filed as Exhibit 16 to the Report dated January 30, 2004 on Form 8-K, reported under Item 4, "Changes in Registrant’s Accountants".

Item 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Exchange Act Rule 13a-14 under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report based. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings.

Changes in Internal Control Over Financial Reporting. During the fiscal year ended December 27, 2003, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III.

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included under the captions "Election of Directors" and "Executive Compensation-Management-Executive Officers" in our definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 6, 2004, to be filed with the Commission on or before April 1, 2004, is incorporated herein by reference.

Item 11.

EXECUTIVE COMPENSATION

The information included under the caption "Executive Compensation" in our definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 6, 2004, to be filed with the Commission on or before April 1, 2004, is incorporated herein by reference.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 6, 2004, to be filed with the Commission on or before April 1, 2004, is incorporated herein by reference.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included under the caption "Directors and Executive Officers - Certain Transactions" in our definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 6, 2004, to be filed with the Commission on or before April 1, 2004, is incorporated herein by reference.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information included under the caption "Principal Accountant Fees and Services" in our definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 6, 2004, to be filed with the Commission on or before April 1, 2004, is incorporated herein by reference.

PART IV.

Item 15.

EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT

SCHEDULES AND REPORTS ON FORM 8-K
(a)	Financial Statements and Financial Statement Schedule. The following are filed as a part of this Report on Form 10-K:

	(1)	Report of Management
Report of Independent Auditors
Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
	(2)	Financial Statement Schedules – No schedules are required.

(b)	Reports on Form 8-K. The Company filed the following reports on Form 8-K during fiscal 2003:

	(1)	Report dated February 3, 2003; filed on Form 8-K, reported under Item 5, "Other Events," announcing change in Board membership.
	(2)	Report dated February 26, 2003; filed on Form 8-K, reported under Item 5, "Other Events," announcing fourth quarter 2002 and fiscal 2002 financial results.
	(3)	Report dated May 9, 2003; filed on Form 8-K, reported under Item 5, "Other Events," announcing addition of Board member.
	(4)	Report dated May 13, 2003; filed on Form 8-K, under Item 12, "Results of Operations and Financial Condition" regarding Registrant’s results of operations and financial condition for the period ended March 29, 2003.
	(5)	Report dated August 7, 2003; filed on Form 8-K, under Item 12 "Results of Operations and Financial Conditions" regarding Registrant’s results of operations and financial condition for the period ended June 28, 2003.
	(6)	Report dated October 29, 2003; filed on Form 8-K, under Item 12 "Results of Operations and Financial Conditions" regarding Registrant’s results of operations and financial condition for the period ended September 27, 2003.
	(7)	Report dated November 4, 2003; filed on Form 8-K, under Item 12 "Results of Operations and Financial Conditions" regarding Registrant’s results of operations and financial condition for the period ended September 27, 2003.
(c)	Exhibits. The following exhibits to this Form 10-K are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit
	Number	Description of Document

	3(i).1.(a)**	Amended and Restated Certificate of Incorporation of the Registrant. (1)
	3(i).1.(b)**	Certificate of Correction to Amended and Restated Certificate of Incorporation of the Registrant. (1)
	3(i).1.(c)**	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (2)
	3(ii).1**	Amended and Restated By-Laws of the Registrant. (1)
	4.1**	Reference is made to Exhibits 3(i). through 3(ii).1.
	4.2**	Specimen stock certificate. (3)
	4.3**	Rights Agreement dated May 22, 1998 between Registrant and Norwest Bank Minnesota. (10)
	4.4**	Amendment No. 1 to Rights Agreement dated February 26, 2002 between Registrant and Wells Fargo Bank, N.A. (5)
	10.1**	Form of Indemnity Agreement between the Registrant and its directors and executive officers, with related schedule. (3)

Exhibit
Number	Description of Document

10.2#**	1996 Equity Incentive Plan, including forms of Options granted to employees and non-employee directors thereunder. (3)
10.3#**	Amendment to 1996 Equity Incentive Plan. (4)
10.4#**	Second Amendment to 1996 Equity Incentive Plan. (5)
10.5#**	1996 Employee Stock Purchase Plan. (3)
10.6#**	Amendment to 1996 Employee Stock Purchase Plan. (5)
10.7#**	1993 Stock Option Plan. (3)
10.8#**	1991 Stock Option Plan. (3)
10.9#**	Employee Stock Ownership Plan. (3)
10.10#**	Wild Oats Markets, Inc. Deferred Compensation Plan. (6)
10.11#**	Employment Agreement dated March 6, 2001 between Perry D. Odak and the Registrant. (7)
10.12#**	Amendment to Employment Agreement dated March 6, 2001 between Perry D. Odak and the Registrant. (5)
10.13#**	Stock Purchase Agreement dated March 6, 2001 between Perry D. Odak and the Registrant. (7)
10.14#**	Stephen Kaczynski Equity Incentive Plan. (8)
10.15#**	Employment Agreement dated April 24, 2001 between Stephen A. Kaczynski and the Registrant. (8)
10.16#**	Employment Agreement dated May 21, 2001 between Bruce Bowman and the Registrant. (8)
10.17#**	Amendment to Employment Agreement dated May 21, 2001 between Bruce Bowman and the Registrant. (5)
10.18#**	Bruce Bowman Equity Incentive Plan. (8)
10.19#**	David Clark Equity Incentive Plan. (11)
10.20#**	Edward F. Dunlap Equity Incentive Plan. (5)
10.21#+	Gary Rawlings Equity Incentive Plan.
10.22#**	Employment Agreement dated December 17, 2001 between Edward F. Dunlap and the Registrant. (5)
10.23#**	Severance Agreement dated November 7, 2002 between Bruce Bowman and the Registrant.
10.24#**	Severance Agreement dated November 7, 2002 between Freya Brier and the Registrant.
10.25#**	Severance Agreement dated November 7, 2002 between Edward Dunlap and the Registrant.
10.26#**	Severance Agreement dated November 7, 2002 between Stephen Kaczynski and the Registrant.
10.27#**	Severance Agreement dated November 7, 2002 between Peter Williams and the Registrant. (12)
10.28#+	Severance Agreement dated June 2, 2003 between David B. Clark and the Registrant. (11)
10.29**	Wild Oats Markets, Inc. 2001 Nonofficer/Nondirector Equity Incentive Plan. (5)
10.30**	Amended and Restated Stockholders Agreement among the Registrant and certain parties named therein dated August 1996. (3)
10.31**	Registration Rights Agreement between the Registrant and certain parties named therein dated July 12, 1996. (3)
10.32#**	Second Amendment to Employment Agreement between Wild Oats Markets, Inc. and Perry D. Odak, dated June 19, 2002. (9)
10.33#**	Third Amendment to Employment Agreement between Wild Oats Markets, Inc. and Perry D. Odak, dated August 7, 2002. (9)
10.34**	Assignment of Kaczynski Employment Agreement, dated June 29, 2002, between Registrant and Sparky, Inc. (9)

Exhibit
Number	Description of Document

10.35**	Assignment of Dunlap Employment Agreement, dated June 29, 2002, between Registrant and Wild Oats Financial, Inc. (9)
10.36**	Second Amended and Restated Credit Agreement dated as of February 26, 2003, among Registrant, the lenders named therein and Wells Fargo Bank National Association, as Administrative Agent. Portions have been omitted pursuant to a request for confidential treatment. (12)
10.37+	Joinder Agreement dated as of December 12, 2003, among Bank of America, N.A., to the Second Amended and Restated Credit Agreement among Registrant, the lenders named therein and Wells Fargo Bank National Association, Registrant and Wells Fargo.
10.38+	Agreement for Distribution of Product between Wild Oats Markets, Inc. and United Natural Foods, Inc. dated January 9, 2004. Portions have been omitted pursuant to a request for confidential treatment.
10.39+	Memorandum of Understanding between Tree of Life, Inc. and Wild Oats Markets, Inc. dated November 19, 2003. Portions have been omitted pursuant to a request for confidential treament.
21.1+	List of subsidiaries.
23+	Consent of PricewaterhouseCoopers LLP, independent auditors.
31.1+	CEO Certification under Section 302 of Sarbanes-Oxley Act of 2002
31.2+	CEO Certification under Section 302 of Sarbanes-Oxley Act of 2002
32.1+	CEO Certification under Section 906 of Sarbanes-Oxley Act of 2002
32.2+	CEO Certification under Section 906 of Sarbanes-Oxley Act of 2002

_________________________________________

#	Management Compensation Plan.
**	Previously filed.
+	Included herewith.
(1)	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 28, 1996 (File No. 0-21577).
(2)	Incorporated by reference from the Registrant’s Amendment No. 2 to the Registration Statement on Form S-3 filed with the Commission on November 10, 1999 (File No. 333-88011).
(3)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-11261) filed on August 30, 1996.
(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-66347) filed on October 30, 1998.
(5)	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 28, 1996 (File No. 0-21577).
(6)	Incorporated by reference from the Registrant’s Amendment No. 2 to the Registration Statement on Form S-3 filed with the Commission on November 10, 1999 (File No. 333-88011).
(7)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-11261) filed on August 30, 1996.
(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-66347) filed on October 30, 1998.
(9)	Incorporated by reference from the Registrant’s Form 10-Q for the period ended June 29, 2002 (File No. 0-21577).
(10)	Incorporated by reference from the Registrant’s Form 8-K filed on May 5, 1998 (File No. 0-21577).
(11)	Incorporated by reference from the Registrant’s Form 10-Q for the period ended June 28, 2003 (File No. 0-21577).
(12)	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 28, 2002 (File No. 0-21577).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wild Oats Markets, Inc.
(Registrant)

Date: March 11, 2004	By: /s/ Edward F. Dunlap
Edward F. Dunlap
Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Perry D. Odak	Chief Executive Officer,	March 8, 2004
President and Director

/s/ Edward F. Dunlap	Chief Financial Officer	March 11, 2004

/s/ John A. Shields	Chairman	March 5, 2004

/s/ David M. Chamberlain	Vice Chairman	March 5, 2004

/s/ Stacey Bell	Director	March 8, 2004

/s/ Brian K. Devine	Director	March 4, 2004

/s/ David Gallitano	Director	March 5, 2004

/s/ Mark A. Retzloff	Director	March 8, 2004

/s/ Ann-Marie Austin-Stephens	Director	March 9, 2004