Form 10-K/A
period 2003-12-27
WILD OATS MARKETS INC
filed 2004-03-18
CIK 909990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

  Yes       ( X )       No        (    )

The aggregate market value of the voting common stock held by non-affiliates was $310,522,421, as computed by reference to the price at which the common stock was sold as reported by NASDAQ National Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter, and the total number of shares of common stock outstanding as of March 1, 2004 held by non-affiliates.

As of March 1, 2004, the total number of shares outstanding of the Registrant’s common stock, $.001 par value, was 30,231,749 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on May 6, 2004, have been incorporated by reference into Part III of this report.

EXPLANATORY NOTE

The purpose of this amendment is to amend the cover page to (1) correct the number of shares outstanding as of March 1, 2004; and (2) indicate that the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K will be contained, to the best of Registrant’s knowledge, in the Registrant’s definitive proxy statement incorporated by reference in Part III of the Report on Form 10-K. Other than such corrections, no other changes are made by this amendment and all other information included in the initial filing is unchanged.

PART IV.

Item 15.

EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT

SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements and Financial Statement Schedule. The following were filed as a part of the Report on Form 10-K:

	(1)	Report of Management
Report of Independent Auditors
Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
	(2)	Financial Statement Schedules – No schedules are required.

(b)	Reports on Form 8-K. The Company filed the following reports on Form 8-K during fiscal 2003:

	(1)	Report dated February 3, 2003; filed on Form 8-K, reported under Item 5, "Other Events," announcing change in Board membership.
	(2)	Report dated February 26, 2003; filed on Form 8-K, reported under Item 5, "Other Events," announcing fourth quarter 2002 and fiscal 2002 financial results.
	(3)	Report dated May 9, 2003; filed on Form 8-K, reported under Item 5, "Other Events," announcing addition of Board member.
	(4)	Report dated May 13, 2003; filed on Form 8-K, under Item 12, "Results of Operations and Financial Condition" regarding Registrant’s results of operations and financial condition for the period ended March 29, 2003.
	(5)	Report dated August 7, 2003; filed on Form 8-K, under Item 12 "Results of Operations and Financial Conditions" regarding Registrant’s results of operations and financial condition for the period ended June 28, 2003.
	(6)	Report dated October 29, 2003; filed on Form 8-K, under Item 12 "Results of Operations and Financial Conditions" regarding Registrant’s results of operations and financial condition for the period ended September 27, 2003.
	(7)	Report dated November 4, 2003; filed on Form 8-K, under Item 12 "Results of Operations and Financial Conditions" regarding Registrant’s results of operations and financial condition for the period ended September 27, 2003.
(c)	Exhibits. The following exhibits to this Form 10-K, or this Amendment No. 1 are filed pursuant to the requirements of Item 601 of Regulation S-K:
	Exhibit Number	Description of Document
	3(i).1.(a)**	Amended and Restated Certificate of Incorporation of the Registrant. (1)
	3(i).1.(b)**	Certificate of Correction to Amended and Restated Certificate of Incorporation of the Registrant. (1)
	3(i).1.(c)**	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (2)
	3(ii).1**	Amended and Restated By-Laws of the Registrant. (1)
	4.1**	Reference is made to Exhibits 3(i). through 3(ii).1.
	4.2**	Specimen stock certificate. (3)
	4.3**	Rights Agreement dated May 22, 1998 between Registrant and Norwest Bank Minnesota. (10)
	4.4**	Amendment No. 1 to Rights Agreement dated February 26, 2002 between Registrant and Wells Fargo Bank, N.A. (5)
	10.1**	Form of Indemnity Agreement between the Registrant and its directors and executive officers, with related schedule. (3)
	10.2#**	1996 Equity Incentive Plan, including forms of Options granted to employees and non-employee directors thereunder. (3)
	10.3#**	Amendment to 1996 Equity Incentive Plan. (4)
	10.4#**	Second Amendment to 1996 Equity Incentive Plan. (5)
	10.5#**	1996 Employee Stock Purchase Plan. (3)
	10.6#**	Amendment to 1996 Employee Stock Purchase Plan. (5)
	10.7#**	1993 Stock Option Plan. (3)
	10.8#**	1991 Stock Option Plan. (3)
	10.9#**	Employee Stock Ownership Plan. (3)
	10.10#**	Wild Oats Markets, Inc. Deferred Compensation Plan. (6)
	10.11#**	Employment Agreement dated March 6, 2001 between Perry D. Odak and the Registrant. (7)
	10.12#**	Amendment to Employment Agreement dated March 6, 2001 between Perry D. Odak and the Registrant. (5)
	10.13#**	Stock Purchase Agreement dated March 6, 2001 between Perry D. Odak and the Registrant. (7)
	10.14#**	Stephen Kaczynski Equity Incentive Plan. (8)
	10.15#**	Employment Agreement dated April 24, 2001 between Stephen A. Kaczynski and the Registrant. (8)
	10.16#**	Employment Agreement dated May 21, 2001 between Bruce Bowman and the Registrant. (8)
	10.17#**	Amendment to Employment Agreement dated May 21, 2001 between Bruce Bowman and the Registrant. (5)
	10.18#**	Bruce Bowman Equity Incentive Plan. (8)
	10.19#**	David Clark Equity Incentive Plan. (11)
	10.20#**	Edward F. Dunlap Equity Incentive Plan. (5)
	10.21#**	Gary Rawlings Equity Incentive Plan.(13)
	10.22#**	Employment Agreement dated December 17, 2001 between Edward F. Dunlap and the Registrant. (5)
	10.23#**	Severance Agreement dated November 7, 2002 between Bruce Bowman and the Registrant.(12)
	10.24#**	Severance Agreement dated November 7, 2002 between Freya Brier and the Registrant.(12)
	10.25#**	Severance Agreement dated November 7, 2002 between Edward Dunlap and the Registrant.(12)
	10.26#**	Severance Agreement dated November 7, 2002 between Stephen Kaczynski and the Registrant.(12)
	10.27#**	Severance Agreement dated November 7, 2002 between Peter Williams and the Registrant. (12)
	10.28#**	Severance Agreement dated June 2, 2003 between David B. Clark and the Registrant. (11)
	10.29**	Wild Oats Markets, Inc. 2001 Nonofficer/Nondirector Equity Incentive Plan. (5)
	10.30**	Amended and Restated Stockholders Agreement among the Registrant and certain parties named therein dated August 1996. (3)
	10.31**	Registration Rights Agreement between the Registrant and certain parties named therein dated July 12, 1996. (3)
	10.32#**	Second Amendment to Employment Agreement between Wild Oats Markets, Inc. and Perry D. Odak, dated June 19, 2002. (9)
	10.33#**	Third Amendment to Employment Agreement between Wild Oats Markets, Inc. and Perry D. Odak, dated August 7, 2002. (9)
	10.34**	Assignment of Kaczynski Employment Agreement, dated June 29, 2002, between Registrant and Sparky, Inc. (9)
	10.35**	Assignment of Dunlap Employment Agreement, dated June 29, 2002, between Registrant and Wild Oats Financial, Inc. (9)
	10.36**	Second Amended and Restated Credit Agreement dated as of February 26, 2003, among Registrant, the lenders named therein and Wells Fargo Bank National Association, as Administrative Agent. Portions have been omitted pursuant to a request for confidential treatment. (12)
	10.37**	Joinder Agreement dated as of December 12, 2003, among Bank of America, N.A., to the Second Amended and Restated Credit Agreement among Registrant, the lenders named therein and Wells Fargo Bank National Association, Registrant and Wells Fargo.(13)
	10.38**	Agreement for Distribution of Product between Wild Oats Markets, Inc. and United Natural Foods, Inc. dated January 9, 2004. Portions have been omitted pursuant to a request for confidential treatment.(13)
	10.39**	Memorandum of Understanding between Tree of Life, Inc. and Wild Oats Markets, Inc. dated November 19, 2003. Portions have been omitted pursuant to a request for confidential treament.(13)
	21.1**	List of subsidiaries.(13)
	23**	Consent of PricewaterhouseCoopers LLP, independent auditors.(13)
	31.1+	CEO Certification under Section 302 of Sarbanes-Oxley Act of 2002
	31.2+	CFO Certification under Section 302 of Sarbanes-Oxley Act of 2002
	32.1+	CEO Certification under Section 906 of Sarbanes-Oxley Act of 2002
	32.2+	CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002

#	Management Compensation Plan.
**	Previously filed.
+	Included herewith.
(1)	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 28, 1996 (File No. 0-21577).
(2)	Incorporated by reference from the Registrant’s Amendment No. 2 to the Registration Statement on Form S-3 filed with the Commission on November 10, 1999 (File No. 333-88011).
(3)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-11261) filed on August 30, 1996.
(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-66347) filed on October 30, 1998.
(5)	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 28, 1996 (File No. 0-21577).
(6)	Incorporated by reference from the Registrant’s Amendment No. 2 to the Registration Statement on Form S-3 filed with the Commission on November 10, 1999 (File No. 333-88011).
(7)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-11261) filed on August 30, 1996.
(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-66347) filed on October 30, 1998.
(9)	Incorporated by reference from the Registrant’s Form 10-Q for the period ended June 29, 2002 (File No. 0-21577).
(10)	Incorporated by reference from the Registrant’s Form 8-K filed on May 5, 1998 (File No. 0-21577).
(11)	Incorporated by reference from the Registrant’s Form 10-Q for the period ended June 28, 2003 (File No. 0-21577).
(12)	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 28, 2002 (File No. 0-21577).
(13)	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 27, 2003 (File No. 0-21577).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wild Oats Markets, Inc.
(Registrant)

Date: March 16, 2004	By: /s/ Edward F. Dunlap
Edward F. Dunlap
Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)