Form 10-Q
period 2004-03-27
WILD OATS MARKETS INC
filed 2004-05-06
CIK 909990

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 0-21577

WILD OATS MARKETS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	84-1100630 (I.R.S. Employer Identification Number)

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

  Yes       ( X )       No      (   )

As of May 3, 2004 there were 30,329,808 shares outstanding of the Registrant's Common Stock (par value $.001 per share).

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

WILD OATS MARKETS, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	March 27,	December 27,
	2004	2003
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$ 12,901	$ 17,400
Inventories, net of reserves	45,837	46,621
Accounts receivable, net of allowance for doubtful accounts	4,175	4,038
Income tax receivable	90	261
Prepaid expenses and other current assets	1,847	2,192
Deferred tax asset	6,928	6,340

Total current assets	71,778	76,852

Property and equipment, net	136,350	130,989
Goodwill, net	106,084	106,404
Other intangible assets, net	6,912	6,976
Deposits and other assets	3,020	2,932
Deferred tax asset	10,735	12,438

	$ 334,879	$ 336,591

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 52,039	$ 47,529
Book overdraft	22,747	26,727
Accrued liabilities	41,930	42,998
Current portion of debt and capital leases	64	14

Total current liabilities	116,780	117,268

Long-term debt and capital leases	24,221	30,179
Other long-term obligations	14,271	14,058

	155,272	161,505
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares
authorized; no shares issued and outstanding
Common stock, $0.001 par value; 60,000,000 shares
authorized; 30,266,778 and 30,063,421 shares
issued and outstanding, respectively	30	30
Additional paid-in capital	219,803	217,400
Note receivable, related party	(10,962)	(10,815)
Accumulated deficit	(29,420)	(31,777)
Accumulated other comprehensive income	156	248

Total stockholders’ equity	179,607	175,086

	$ 334,879	$ 336,591

The accompanying notes are an integral part of the consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Income

(in thousands, except per-share data) (unaudited)

	THREE MONTHS ENDED
	March 27,	March 29,
	2004	2003

Sales	$ 263,795	$ 235,987
Cost of goods sold and occupancy costs	186,681	165,128

Gross profit	77,114	70,859
Operating expenses:
Direct store expenses	57,043	50,864
Selling, general and administrative expenses	15,521	15,977
Loss (gain) on disposal of assets	(70)	1,468
Pre-opening expenses	475	922
Restructuring expense (income), net	264	(1,736)

Income from operations	3,881	3,364
Loss on early extinguishment of debt		(186)
Interest income	186	176
Interest expense	(267)	(993)

Income before income taxes	3,800	2,361
Income tax expense	1,443	921

Net income	$ 2,357	$ 1,440

Net income per common share:
Basic	$ 0.08	$ 0.05
Diluted	$ 0.08	$ 0.05

Weighted average common shares outstanding, basic	30,194	29,704
Dilutive effect of stock options	840	212

Weighted average common shares outstanding, assuming dilution	31,034	29,916

The accompanying notes are an integral part of the consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	THREE MONTHS ENDED
	March 27,	March 29,
	2004	2003

Net income	$ 2,357	$ 1,440

Other comprehensive income (loss):
Foreign currency translation adjustments arising
during the period	(92)	218
Recognition of hedge results to interest expense
during the period, net of tax of $163		272

Change in market value of cash flow hedge during
the period, net of tax of $13		(21)

Other comprehensive income (loss)	(92)	469

Comprehensive income	$ 2,265	$ 1,909

The accompanying notes are an integral part of the consolidated financial statements

WILD OATS MARKETS, INC.

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	THREE MONTHS ENDED
	March 27, 2004	March 29, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 2,357	$ 1,440
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation and amortization	6,749	5,570
Loss (gain) on disposal of property and equipment	(70)	1,468
Deferred tax expense	1,341	885
Non-cash restructuring expense (income), net	227	(1,736)
Other	199	263
Change in assets and liabilities:
Inventories, net	549	(1,921)
Receivables, net, and other assets	211	(1,591)
Accounts payable	5,939	3,997
Accrued liabilities	(1,077)	855

Net cash provided by operating activities	16,425	9,230

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13,649)	(6,129)
Proceeds from sale of property and equipment	964

Net cash used in investing activities	(12,685)	(6,129)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under line-of-credit agreement	(6,000)	(5,100)
Net increase (decrease) in book overdraft	(3,980)	763
Repayments on long-term debt and capital leases	(13)	(37,094)
Proceeds from long-term debt		37,879
Payment of debt issuance costs		(721)
Proceeds from issuance of common stock, net	1,780	485

Net cash used in financing activities	(8,213)	(3,788)

Effect of exchange rate changes on cash	(26)	(28)

Net decrease in cash and cash equivalents	(4,499)	(715)
Cash and cash equivalents at beginning of period	17,400	11,367

Cash and cash equivalents at end of period	$ 12,901	$ 10,652

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired through capital lease	$ 105

The accompanying notes are an integral part of the consolidated financial statements.

WILD OATS MARKETS, INC.

Notes to Consolidated Financial Statements

(unaudited)

1.	Nature of Operations and Basis of Presentation

Wild Oats Markets, Inc. ("Wild Oats" or the "Company"), headquartered in Boulder, Colorado, owns and operates natural and organic foods supermarkets in the United States and Canada. The Company also operates bakeries, commissary kitchens and a distribution center that supply the stores. The Company’s operations are concentrated in one market segment, grocery stores, and are geographically concentrated in the western and central parts of the United States.

The consolidated balance sheet as of March 27, 2004, and the consolidated statements of income, cash flows, and comprehensive income for the three months ended March 27, 2004 and March 29, 2003, have been prepared without an audit. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement thereof, have been made.

The financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC regulations, therefore, these consolidated financial statements should be read in conjunction with financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures of contingent assets and liabilities. Examples include accounting for self-insurance reserves, restructuring charges and store closing costs, asset impairment charges, goodwill and inventory valuation, and contingencies. Actual results may differ from these estimates. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

Certain prior period information has been reclassified to conform to the current presentation.

The unaudited information included in the consolidated financial statements for the three months ended March 27, 2004 includes the results of operations of the Company for the 13 weeks then ended.

2.	Stock-Based Compensation

At March 27, 2004, the Company has seven stock-based employee compensation plans, which are described more fully in Note 9 – Stock Plans and Options in our fiscal 2003 Annual Report filed on Form 10-K for the period ended December 27, 2003. The Company accounts for those plans in accordance with the intrinsic value based method in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Some stock-based compensation cost is reflected in net income for options issued at a discount as Board of Directors compensation. All other options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant; therefore, no stock-based compensation cost is reflected in net income for these grants. Also reflected in results of operations for the first quarter of fiscal 2004 and 2003 is compensation expense of $315,000 and $182,000, respectively, relating to the extension of the option exercise period beyond Company-imposed blackout periods for previously granted stock options held by retiring members of the Board of Directors.

As required by Financial Accounting Standards Board Statement Nos. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"), the following table illustrates the effect on net income and earnings per share if stock-based compensation costs were to be calculated based on the fair value of the options granted and recognized ratably over the vesting period as prescribed in SFAS No. 123 (in thousands):

THREE MONTHS ENDED

	March 27, 2004	March 29, 2003

Net income, as reported	$ 2,357	$ 1,440
Add: Stock-based compensation expense included in
reported net income, net of tax	226	132
Deduct: Total stock-based compensation expense
determined under fair value based method for all awards,
net of tax	(587)	(638)

Pro forma net income	$ 1,996	$ 934

Earnings per share:
Basic – as reported	$ 0.08	$ 0.05

Basic – pro forma	$ 0.07	$ 0.03

Diluted – as reported	$ 0.08	$ 0.05

Diluted – pro forma	$ 0.06	$ 0.03

3.	Property and Equipment

As a result of the significant store closures, remodels and resets, in fiscal 2003 the Company undertook a review of all fixtures and equipment in its stores, including a physical inventory in conjunction with an asset tagging exercise. During the first quarter of fiscal 2003, the Company substantially completed the review and recorded a $1.5 million loss on disposal of fixtures and equipment that will no longer be used in the stores.

4.	Debt Covenant Compliance and Liquidity

In February of 2003, the Company completed the refinancing of its credit facility with Wells Fargo Bank N.A. The Company’s new facility at inception had a $75.0 million limit, with a three-year term and a one-year renewal option. Under the new credit facility, the Company has the option to increase the total facility to $135.0 million through the addition of new lenders and through the agreement of the current lending group to increase their total commitments. In December 2003, an additional lender was added to the syndicate under the existing terms, increasing the credit facility limit to $95 million.

As part of the new credit facility, the Company gave the lenders collateral in the form of cash, equipment and fixtures, inventory and other assets. The Company has also granted a leasehold mortgage in those leasehold interests previously mortgaged to secure our former credit facility, although it has no obligation to provide a security interest in any new leaseholds. The new credit facility contains limitations on capital expenditures and the signing of new leases. The interest rate on the facility is currently either prime plus 1.0% or one-month LIBOR plus 2.25%, at the Company’s election, and the rates are subject to adjustment depending on the ratio of average total funded debt, as defined under the credit facility, plus six times rent expense, to Earnings Before Interest, Income Taxes, Depreciation, Amortization and Restructuring ("EBITDAR") for the four fiscal quarter periods then ended, as calculated on our quarterly compliance certificate. The Company believes that cash generated from operations and available under its credit facility will be sufficient to meet its capital expenditure requirements in fiscal 2004.

The Company is currently, and expects to continue to be, in compliance with the monthly and quarterly financial covenants in the credit agreement. In the event that business conditions worsen, management has identified contingency actions to enable the Company to remain in compliance with the financial covenants. Even if the Company remains in compliance with its monetary covenants, a technical default could result due to a breach of the financial covenants. In the absence of a waiver or amendment to such financial covenants, such non-compliance would constitute a default under the credit agreement, and the lenders would be entitled to accelerate the maturity of the indebtedness outstanding thereunder. In the event that such non-compliance appears likely, or occurs, the Company will seek approval, as it has in the past, from the lenders to renegotiate financial covenants and/or obtain waivers, as required. However, there can be no assurance that future amendments or waivers will be obtained.

5.	Derivatives and Hedging Activities

In accordance with the Company’s interest rate risk-management strategy and as required by the terms of the Company’s credit facility at the time, in September 2000, the Company entered into a swap agreement to hedge the interest rate on $30.0 million of its borrowings as of March 29, 2003. The swap agreement locked in a one-month LIBOR rate of 6.7% and expired in August 2003. The fair value of the swap at March 29, 2003 was ($547,000), which has been recorded in the accompanying balance sheet in accrued liabilities. There is no obligation to renew the swap under the refinanced facility. No interest rate swap agreements are outstanding as of March 27, 2004.

6.	Earnings Per Share

Earnings per share are calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, except where the effect of their inclusion would be anti-dilutive. Anti-dilutive stock options for 354,259 and 2,113,188 shares for the three months ended March 27, 2004 and March 29, 2003, respectively, were not included in the earnings per share calculations.

7.	Goodwill and Finite Lived Intangible Assets

During the first quarter of fiscal 2004, no goodwill was recognized as a result of acquisitions and, no goodwill was impaired. In January 2004, the Company sold a retail store located in New York City that did not fit the Company’s real estate strategy or format for $900,000 in cash. The goodwill associated with this store of $320,000 was written off and included in the calculation of the gain on disposal of this business. No other changes in the carrying amount of goodwill occurred.

Other intangible assets consist of the following (in thousands):

	March 27,	December 27,
	2004	2003

Leasehold interests	$ 8,985	$ 9,045
Less accumulated amortization	(2,291)	(2,240)

	6,694	6,805
Liquor licenses	218	171

	$ 6,912	$ 6,976

Amortization expense related to finite lived intangible assets was $129,000 and $120,000 for the three months ended March 27, 2004 and March 29, 2003, respectively. The estimated amortization of finite lived intangible assets for each of the five fiscal years ending in fiscal 2008 is as follows (in thousands):

FISCAL YEAR	AMORTIZATION EXPENSE

2004	$ 496
2005	$ 491
2006	$ 474
2007	$ 470
2008	$ 461

8.	Restructuring Expense (Income)

During the first quarter of fiscal 2004, the Company recorded restructuring expense of $264,000 consisting of the following components:

Change in estimate related to lease-related liabilities for sites
previously identified for closure or sale	$ 236,000

Severance for employees notified of termination during the first
quarter	28,000

Total restructuring expense	$ 264,000

Details of the significant components are as follows:

  Change in estimate related to lease-related liabilities for sites previously identified for closure or sale ($236,000 of restructuring expense) – During the first quarter, the Company determined that additional time will be needed to dispose of certain lease obligations for vacant sites in Pinecrest, Florida and Memphis, Tennessee, resulting in restructuring expense of $236,000.
  Severance for employees notified of termination during the first quarter ($28,000 of restructuring expense) - During the first quarter, 26 employees were terminated in conjunction with the closing of a store in West Palm Beach, Florida. The employees were notified of their involuntary termination during the first quarter of fiscal 2004. As of March 27, 2004, $15,000 of involuntary termination benefits had been paid to terminated employees.

The following table summarizes accruals related to the Company’s restructuring activities during the first three months of fiscal 2004 (in thousands):

EXIT PLANS	2000 AND PRIOR	Q2 2001	Q4 2002	Q3 2003	Q1 2004	TOTAL

Balance, 12/27/03	$ 5,783	$ 4,949	$ 458	$ 181		$11,371

New accruals -
Severance					$ 28	28
Lease-related liabilities	(16)	216	36			236

Cash paid -
Severance			(13)	(26)	(15)	(54)
Lease-related liabilities	(151)	(95)	(476)	(35)		(757)

Balance, 3/27/04	$ 5,616[1]	$ 5,070[1]	$ 5[2]	$ 120[2]	$ 13[2]	$10,824

1	The restructuring accrual balance consists of lease-related liabilities.
2	The restructuring accrual balance consists of lease related liabilities and a total of $32,000 of employee termination benefits.

As of March 27, 2004, the components of the accruals related to the Company’s restructuring activities are accrued liabilities ($2.3 million) and other long-term obligations ($8.5 million).

9.	Income Taxes

For the three months ended March 27, 2004, the Company recorded $1.4 million of income tax expense, as a result of income before income taxes of $3.8 million during the period. The Company has a $17.7 million net deferred tax asset, primarily as a result of net operating loss carry-forwards and temporary differences relating to restructuring and asset impairment charges. The recoverability of the net deferred tax asset is primarily dependent upon the Company generating sufficient taxable income in the future. The Company has established a valuation allowance for certain state net operating loss carry-forwards which the Company believes will not result in a future realizable tax benefit based upon projected taxable income in those states during the carry forward period. Although realization of the remaining net deferred tax asset is not assured, the Company has concluded that a valuation allowance is not required, as it is more likely than not that the Company will be able to realize a tax benefit through the generation of future taxable income. The Company's assessment is based upon projections, which assume the Company will at least maintain its current store contribution margin, and aggregate sales growth experienced over the past five years, which would generate sufficient taxable income to realize the full amount of the deferred tax asset. The Company believes that the sales, gross margin, store contribution margin, and selling, general and administrative expenses assumptions in its financial projections are reasonable and, more likely than not, attainable. The Company will continue to assess the recoverability of the remaining net deferred tax asset, and to the extent it is determined in the future that an additional valuation allowance is required, it will be recognized as a charge to earnings at that time.

10.	Change in Primary Distributor
During the fourth quarter of 2003, the Company and Tree of Life, Inc. ("TOL") agreed to terminate their primary distribution relationship, and in January 2004, the Company signed a five year primary distribution agreement with United National Foods, Inc. ("UNFI"). The transition to UNFI was fully completed in March 2004. The agreement states that UNFI will pay the Company a conversion fee to cover the costs of the transition to UNFI, which is payable over the period of the contract, subject to the Company meeting certain minimum purchase requirements.
11.	Related Party Transactions

The Company and Perry D. Odak, the Company’s Chief Executive Officer and President, and a director of the Board, entered into an employment agreement in March 2001. As part of Mr. Odak’s employment agreement, the Company agreed to purchase his home in York, Pennsylvania if he was unable to sell it within a specific period of time. In July 2001, the Company arranged for a relocation service to purchase the home from Mr. Odak for $1.6 million. Despite substantial marketing efforts, the relocation service was unable to sell the house for a reasonable price. In November 2002, Mr. Odak offered to repurchase the house for the original $1.6 million he had received. At December 28, 2002, Mr. Odak had remitted $1.35 million to the Company as partial consideration to fund the purchase and the remaining consideration was funded by Mr. Odak’s fiscal 2002 bonus of $250,000 to which he was contractually entitled. On March 6, 2003, the Company remitted the $1.6 million to the relocation service.

12.	Contingencies

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

In April 2000, the Company was named as defendant in S/H – Ahwatukee, LLC and YP - Ahwatukee LLC v. Wild Oats Markets, Inc., Superior Court of Arizona, Maricopa County, by a landlord alleging Wild Oats breached a continuous operations clause arising from the closure of a Phoenix, Arizona store. Plaintiff claimed $1.5 million for diminution of value of the shopping center plus accelerated rent, fees and $360,000 in attorneys’ fees and costs. After trial in November 2001, the judge awarded the plaintiff an aggregate $536,000 in damages and attorneys’ fees. The Company’s appeal of judgment was denied in the first quarter of fiscal 2004, and the Company filed a motion for reconsideration, which was denied. The Company plans to seek certification of the decision to the Arizona Supreme Court. The Company has recognized a charge to restructuring expense during the fourth quarter of 2003 in the amount of $705,000, including estimated attorney’s fees and estimated interest accrued on the judgment.

In September 2002, the Company filed suit against Michael Gilliland and Elizabeth Cook, former officers and directors and greater than 5% stockholders of the Company, together with two individuals and three limited liability corporations, for a temporary restraining order and damages related to a breach of Mr. Gilliland’s non-competition covenant, contained in his 1996 employment agreement, arising from the opening of a competitive grocery store in New Mexico. The lawsuit is captioned Wild Oats Markets, Inc. v. Michael C. Gilliland, Elizabeth C. Cook, Mark R. Clapp; Patrick Gilliland, Westside Farmer’s Market LLC, Westside Liquors LLC and Milagro Cafe LLC. Mr. Gilliland and Ms. Cook have counterclaimed, claiming that Ms. Cook was entitled to severance payments, and that both were under-compensated during their employment by the Company. After a hearing, the court issued a temporary restraining order against Mr. Gilliland, prohibiting him from engaging in the operation of the competing grocery store. The temporary restraining order was subsequently vacated at the Company’s request and the Company dropped its claims for injunctive relief as it did not believe the injunctive relief granted made any material difference in Mr. Gilliland’s behavior. The Company discontinued severance payments made to Mr. Gilliland based on his material breach of his employment contract. The Company continues to pursue its suit for damages. A related suit was filed against Mr. Gilliland and his brother, Patrick Gilliland, for misappropriation of trade secrets and insider trading related to Patrick Gilliland’s postings on a financial chat board that he was receiving and trading upon confidential information of the Company. A motion to consolidate the two related suits was denied by the Boulder County District Court in April 2004.

We continue our audit of past administrative practices of one of our benefit plans, and expect to complete such audit by the end of the second fiscal quarter of 2004. At this time, the Company cannot estimate whether such audit results will disclose any corrections that will result in material liability to the Company.

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

Item 2.  Management's Discussion And Analysis Of Financial Condition And Results Of Operations

This report on Form 10-Q contains certain forward-looking statements regarding our future results of operations and performance. Important factors that could cause differences in results of operations include, but are not limited to, the timing and execution of new store openings, relocations, remodels, sales and closures; the timing and impact of promotional and advertising campaigns; the impact of competition; changes in product supply or suppliers and disruption caused by such change; changes in management information needs; changes in customer needs and expectations; governmental and regulatory actions; general industry or business trends or events; changes in economic or business conditions in general or affecting the natural foods industry in particular; and competition for and the availability of sites for new stores and potential acquisition candidates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Forward-Looking Statements."

Overview

Wild Oats Markets, Inc. is one of the largest natural food supermarket chains in North America, with 101 stores in 24 states and British Columbia, Canada, as of March 27, 2004. Our stores are differentiated from other grocers, both conventional and natural, by our uncompromising commitment to natural and organic products and to our customers’ education in the areas of health and wellness.

Quarterly Results, Marketing and Merchandising Initiatives and Operational Improvements. Company performance in the first quarter of fiscal 2004 reflected overall growth in store sales, customer count and average transaction size nationwide. We attribute the growth to overall improvements in operational execution at store level and marketing and merchandising programs, as well as the positive impact of the California grocery strike in the first two months of the year on our 22 southern California stores. Throughout fiscal 2004, we will continue to focus on improving our business and value to our stakeholders through investment in infrastructure needed for operational improvements and growth. We also will continue strengthening our brand positioning. The initiatives we will focus on include:

  Re-engineering of key departments in our stores to improve product selection, shop-ability and customer service
  Continued expansion of our private label product lines
  Investment in new store signage and merchandising to improve consumer understanding of food safety, nutrition and diet
  Continued training of staff to ensure detailed product knowledge and an ability to educate consumers on health and wellness issues
  Integration of our new produce and frozen food distribution facility into the distribution chain for our stores in the western United States
  Development of brand marketing programs by region and community

In the first quarter of fiscal 2004, we introduced new strategies to communicate information on certain food safety concerns and dietary trends, such as our introduction of "Are You Counting Carbs?" signage for lower carbohydrate products, "trans-fat-free" signage educating our customers on the role of trans fats in health problems as part of our removal of products containing hydrogenated oils from our stores, and meat and seafood information signage on a variety of topics, including our "worry-free" grass-fed beef. We consolidated our warehouse facilities in the western United States into one new state-of-the-art distribution facility and largely completed our transition to a new primary distributor, UNFI.

Strikes by grocery store workers in conventional grocery stores in southern California commencing in October 2003 and continuing through February 2004 resulted in increased sales and customer counts in our 17 Henry’s Marketplace and five Wild Oats Natural Marketplace stores in that region. The strike accounted for an estimated 4.9% of our total quarterly comparable store sales of 8.5%. We developed strategies to service conventional customers during the strikes, including modification of some product mix, and increased customer service, with the goal of customer retention after the strike concluded. Through the date of this report, average sales and customer retention in the 22 affected stores equaled or exceeded our historic retention rates.

We continue to execute our real estate strategy, and through the date of this report, have signed leases or letters of intent for 31 proposed new sites opening in fiscal 2004 and fiscal 2005. New stores expected to open in the remainder of fiscal 2004 include sites in metropolitan Phoenix, Arizona; metropolitan San Diego and Los Angeles, California; Superior, Colorado; Indiana; Nebraska; Ohio; metropolitan Portland, Oregon and Salt Lake City, Utah.  The expansion of the credit facility to $95 million in February 2003, together with cash generated from operations, ensures that we have sufficient capital resources to fund our projected new store growth over the next several years.

Store Openings, Closings and Remodels. At March 27, 2004, we had 101 stores located in 24 states and Canada, as compared to 102 stores in 25 states and Canada at the end of the first quarter of fiscal 2003.

	TOTAL STORE COUNT
			Period
	Fiscal Year Ending		Ending

			March 27,
	2002	2003	2004

Store count at beginning of period	107	99	103
Stores opened	1	8	1
Stores closed	(5)	(4)	(2)*
Stores sold	(4)		(1)

Store count at end of period	99	103	101

* Includes the closure of one store in Phoenix, Arizona for format conversion.

In the first quarter of fiscal 2004, we sold one store that did not fit our real estate strategy or formats in New York City, and we closed one store in West Palm Beach, Florida, where the lease was expiring and the store had incurred weather-related roof damage. We also closed one natural foods supermarket store in Phoenix, Arizona to convert that store to our farmers market format, which store is scheduled to reopen late in the second quarter of 2004. One new store was opened in Colorado Springs, Colorado. In the first quarter of fiscal 2004 and through the date of this report, we have commenced and completed major remodeling and/or major resetting projects in seven of our stores. We have also consolidated the operation of two warehouse facilities into our new Riverside, California distribution center. In the second quarter of fiscal 2004, we plan to close one remaining warehouse facility as a part of the consolidation of our distribution facilities in the western United States.

At the end of the first fiscal quarter of 2004, we had an inventory of 11 vacant sites comprising closed store and office locations and excess unoccupied space acquired during acquisitions or other leasing transactions, for which we have rent obligations. Appropriate accruals have been made for such obligations. We are actively seeking subtenants or assignees for the majority of the spaces, although many of the sites are difficult to sublease or assign because of unusual site characteristics, surpluses of vacant retail space in the markets in which the sites are located, or because the remaining lease terms are relatively short.

Comparable Store Sales Results. Sales of a store are deemed to be comparable commencing in the thirteenth full month of operations for new, relocated and acquired stores. Comparable store sales increased by 8.5% in the first quarter of fiscal 2004 as a result of operational improvements and the continued positive impact of the California conventional grocery store strikes in the first two months of the quarter (estimated at 4.9%). Sales growth in our perishable departments (specifically meat and produce), as a result of improved product selection, marketing programs targeting low carbohydrate diets and food safety concerns around meat and seafood, also contributed to the sales increase. Comparable store sales for fourth quarter 2004 will be lower in comparison to the robust comparable stores sales in the fourth quarter of fiscal 2003, during which we saw substantial positive comparable store sales impact in 22 of our stores as a result of the California grocery strikes.

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
  Self-insurance reserves
  Reserves for contingencies and litigation

We believe the following critical accounting policies affect our most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no changes during the first quarter of 2004 in the selection or application of these policies.

Goodwill. Goodwill consists of the excess cost of acquired companies over the sum of the fair market value of their underlying tangible and identifiable intangible assets acquired and liabilities assumed. Prior to 2002, goodwill was recorded at the store-level, and amortized over 40 years. With adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", we record goodwill at the enterprise level. It is no longer amortized but is tested for impairment annually, or more frequently if certain indicators of impairment exist. Our annual evaluation for impairment requires management to exercise a high degree of judgment in developing assumptions and fair value estimates used in the calculation, which have the potential of significantly impacting the results.

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

Restructuring and Asset Impairment Costs. We plan to complete store closures or sales within a one-year period following the commitment date. Costs related to store closures and sales are reflected in the income statement as "Restructuring and Asset Impairment Charges." For stores we intend to sell, we actively market the stores to potential buyers. Stores held for disposal are reduced to their estimated net realizable value. Prior to 2003, when we committed to close a store, a lease-related liability was recorded for the present value of the estimated remaining non-cancelable lease payments after the anticipated closing date, net of estimated subtenant income, or for estimated lease settlement costs. In addition, we recorded a liability for costs to be incurred after the store closing which are required under leases or local ordinances for site preservation during the period before lease termination. The value of equipment and leasehold improvements related to a closed store was reduced to reflect recoverable values based on our previous efforts to dispose of similar assets and current economic conditions. In accordance with the new requirements of SFAS No. 146 (See "Notes to Consolidated Financial Statements – Note 1 – Organization and Summary of Significant Accounting Policies -New Accounting Pronouncements" in our fiscal 2003 Annual Report on form 10-K for a discussion of SFAS No. 146), as of fiscal 2003, we recognized such lease related costs at the time of the actual store closing. As of the date of the commitment to close or relocate a store, depreciation of store assets is accelerated over the remaining months of operation as necessary in order to bring their net carrying cost down to net realizable value as of the date of closure.

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

Inventories. Store inventories are valued principally at the lower of cost or market, with cost primarily determined under the retail method on a First-in, First-out ("FIFO") basis. FIFO cost is determined using the retail method for approximately 80% of inventories and using the item cost method for highly perishable products representing approximately 20% of inventories. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various categories of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates, including shrinkage, which could impact the ending inventory valuation at cost as well as the resulting gross margins.

We maintain allowances for excess or unsaleable inventory as a percentage of our gross inventory balance based on historical experience and assumptions about market conditions. If actual market conditions are less favorable than those projected by management, or if we expand our forward buying of inventory, which will increase our inventory levels, then additional inventory write-downs may be required.

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

Results of Operations

Our net income for the first quarter of fiscal 2004 was $2.4 million, or $ 0.08 per diluted share, compared with a net income of $1.4 million, or $0.05 per diluted share, in the same period in fiscal 2003. The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of sales and in dollars (in thousands - percentages may not add due to rounding):

FISCAL YEAR	THREE MONTHS ENDED		THREE MONTHS ENDED

	$	%	$	%
	March 27,	March 27,	March 29,	March 29,
	2004	2004	2003	2003

Sales	$263,795	100.0%	$235,987	100.0%
Cost of goods sold and occupancy costs	186,681	70.8	165,128	70.0

Gross profit	77,114	29.2	70,859	30.0
Direct store expenses	57,043	21.6	50,864	21.6
Selling, general and administrative expenses	15,521	5.9	15,977	6.8
Loss (gain) on disposal of assets,	(70)	0.0	1,468	0.6
Pre-opening expenses	475	0.2	922	0.3
Restructuring expense (income)	264	0.1	(1,736)	(0.7)

Income from operations	3,881	1.5	3,364	1.4

Loss on early extinguishment of debt			(186)	(0.1)
Interest income	186	0.1	176	0.1
Interest expense	(267)	(0.1)	(993)	(0.4)

Income before income taxes	3,800	1.4	2,361	1.0
Income tax expense	1,443	0.5	921	0.4

Net income	$ 2,357	0.9%	$ 1,440	0.6%

Sales. Sales are generated primarily from the retail sale of products in our stores. Net sales for the three months ended March 27, 2004, were $263.8 million, an increase of 11.8% over the same period in fiscal 2003, driven primarily by the 8.5% increase in comparable store sales for the quarter, as well as a full quarter of sales for three new stores opened during the first quarter of 2003. The sales increase was primarily attributed to operational improvements, increased sales at 22 stores positively impacted by the labor strikes in California conventional grocery stores during the first two months of the first quarter of fiscal 2004, and improvements in marketing and merchandising programs. There is no assurance that we will continue to retain the increased sales that resulted from the California grocery strikes.

Comparable stores’ customer traffic increased 2.7% and the average transaction size per customer in those stores increased 5.8%. We deem sales of a store comparable commencing in the 13th full month of operations.

Gross Profit. Gross profit consists of sales less cost of goods sold and store occupancy costs. As a percentage of sales, gross profit margins decreased to 29.2% in the first quarter of fiscal 2004 from 30.0% in the same period in fiscal 2003, due primarily to accelerated depreciation of $1.7 million related to projected store and warehouse closures, start-up costs for our Riverside, California distribution facility, lower margins associated with the opening of new stores, and disruptions in private label product supply resulting from our transition to a new primary distributor. We expect these impacts to continue into the second quarter of fiscal 2004.

Direct Store Expenses. As a percentage of sales, direct store expenses remained constant at 21.6% in the first quarter of fiscal 2004 compared to the same period in fiscal 2003. Improvements made in labor management were offset by higher benefit costs for health and dental insurance, among others.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 27, 2004 decreased 2.9% to $15.5 million, as compared to $16.0 million, in the same period in fiscal 2003. First quarter selling, general and administrative expenses included costs of an ongoing administrative practices audit of one of our benefit plans and the costs necessary to ensure our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX") prior to its effective date. We expect that the benefit plan audit will be completed in the second quarter of fiscal 2004, and that SOX compliance costs will continue throughout the year. As a percentage of sales, selling, general and administrative expenses decreased to 5.9% in the first quarter of fiscal 2004 from 6.8% in the same period in fiscal 2003. The decrease is attributable to the timing of various marketing programs as compared to 2003, as well as the leveraging of existing support costs against higher sales for the quarter. Commencing in the second quarter of fiscal 2004, we expect to see an increase in compensation expense as a result of a change in the type of compensation, from stock options to Restricted Stock Units ("RSU"), received by Board members for membership and participation on the Board of Directors, such expense to be equal to the fair market value of stock underlying the RSU on the date granted or vested.

Loss (Gain) on Disposal of Assets. We recorded a $70,000 net gain on disposal of assets for the three months ended March 27, 2004, including a net gain of $161,000 (after adjustment for write-off of goodwill) from the sale of a retail store in New York City in January 2004. During the same period in fiscal 2003, we substantially completed a physical inventory of all fixtures and equipment in our stores, an exercise undertaken in response to significant store closings, remodels and resets, and recorded a $1.5 million loss on disposal of fixtures and equipment that we no longer used in our stores.

Pre-Opening Expenses. Pre-opening expenses include labor, rent, advertising, utilities, supplies and certain other costs incurred prior to a store’s opening. Pre-opening expenses for the three months ended March 27, 2004, decreased to $475,000, as compared to $922,000 during the same period in fiscal 2003. As a percentage of sales, pre-opening expenses decreased to 0.2% in the first quarter of fiscal 2004 from 0.3% in the same period in fiscal 2003, due to the number and timing of new store openings in the period. One new store opened in the first quarter of fiscal 2004 as compared to three openings during the same period in 2003. Pre-opening expenses will be higher during the remainder of fiscal 2004 as we prepare to open up to 12 additional new stores.

Restructuring Expense (Income). During the first quarter of fiscal 2004, we recorded restructuring expense of $264,000. Details of the significant components are as follows:

  Change in estimate related to lease-related liabilities for sites previously identified for closure or sale ($236,000 of restructuring expense) – During the first quarter, we determined that additional time will be needed to dispose of certain lease obligations for vacant sites in Pinecrest, Florida and Memphis, Tennessee, resulting in restructuring expense of $236,000.
  Severance for employees notified of termination during the first quarter ($28,000 of restructuring expense) - During the first quarter, 26 employees were terminated in conjunction with the closing of a store in West Palm Beach, Florida. The employees were notified of their involuntary termination during the first quarter of fiscal 2004. As of March 27, 2004, $15,000 of involuntary termination benefits had been paid to terminated employees.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt for the three months ended March 29, 2003 was due to the refinancing of the credit facility, which required the write-off of the unamortized debt costs associated with the old facility.

Interest Income. Interest income for the three months ended March 27, 2004 remained relatively constant at $186,000 as compared to $176,000 for the same period in fiscal 2003.

Interest Expense. Interest expense for the three months ended March 27, 2004 decreased 73.1% to $267,000 from $1.0 million in the same period in fiscal 2003, due to an overall decrease in borrowings under our credit facility as well as the expiration of the interest rate swap in August 2003 which increased first quarter 2003 interest expense by $435,000.

Income Tax Expense. For the three months ended March 27, 2004, we recorded $1.4 million of income tax expense, as a result of income before income taxes of $3.8 million during the period. We expect the effective tax rate on income from continuing operations will be in the range of 38.0% to 38.5% for fiscal 2004. See "Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources" below.

Liquidity and Capital Resources

Our primary sources of capital have been cash flow from operations (which includes trade payables), bank indebtedness, and the sale of equity securities. Primary uses of cash have been the financing of new store development, new store openings, relocations, remodels and acquisitions and repayment of debt.

Net cash provided by operating activities was $16.4 million during the first three months of fiscal 2004 as compared to $9.2 million during the same period in fiscal 2003. Increases in cash from operating activities during this period were attributable to higher pretax income adjusted for non-cash items as well as significant improvements in inventory and payables management. Accounts payable balances as of March 27, 2004 increased to $52.0 million from $39.3 million as of March 29, 2003. This increase was primarily attributable to improved vendor terms and higher capital spending. Accrued liabilities increased to $41.9 million from $38.6 million as of March 29, 2003, primarily due to normal increases in self insurance reserves.

Net cash used in investing activities was $12.7 million during the first three months of fiscal 2004 as compared to $6.1 million during the same period in fiscal 2003. The increase is due to increased capital spending related to new store growth.

Net cash used in financing activities was $8.2 million during the first three months of fiscal 2004 as compared net cash used of $3.8 million during the same period in fiscal 2003. The increased use of cash is due primarily to the timing of checks clearing our central disbursement account.

For the three months ended March 27, 2004, we recorded $1.4 million of income tax expense, as a result of income before income taxes of $3.8 million during the period. We have a $17.7 million net deferred tax asset, primarily as a result of net operating loss carry-forwards and temporary differences relating to restructuring and asset impairment charges. The recoverability of the remaining net deferred tax asset is primarily dependent upon us generating sufficient taxable income in the future. We have established a valuation allowance for certain state net operating loss carry-forwards which we believe will not result in a future realizable tax benefit based upon projected taxable income in those states during the carry forward period. Although realization of the net deferred tax asset is not assured, we have concluded that a valuation allowance is not required, as it is more likely than not that we will be able to realize a tax benefit through the generation of future taxable income. Our assessment is based upon projections which assume we will at least maintain its current store contribution margin, and aggregate sales growth experienced over the past five years, which would generate sufficient taxable income to realize the full amount of the deferred tax asset. We believe that the sales, gross margin, store contribution margin, and selling, general and administrative expenses assumptions in its financial projections are reasonable and, more likely than not, attainable. We will continue to assess the recoverability of the remaining net deferred tax asset, and to the extent it is determined in the future that an additional valuation allowance is required, it will be recognized as a charge to earnings at that time.

Refinancing of Credit Facility. In February 2003, we completed the refinancing of our credit facility with Wells Fargo Bank N.A., our former administrative agent, again acting as lead bank and administrative agent. Our new facility initially had a $75.0 million limit, which was increased to $95 million in December 2003 with the addition of one new bank to the lending group, and has a three-year term with a one-year renewal option. Under the new facility, we have the option to increase the total facility to $135.0 million through the addition of new lenders and through the agreement of the current lending group to increase their total commitments.

As part of the credit facility, we have given our lenders collateral in the form of cash, equipment and fixtures, inventory and other assets. We have also granted leasehold mortgages in those leasehold interests previously mortgaged to secure our former credit facility, although we have no obligation to provide a security interest in any new leaseholds. The facility contains limitations on capital expenditures and the signing of new leases, although we believe such limitations will not restrict our announced growth plans of up to 15 stores in fiscal 2004 and up to 20 stores in fiscal 2005. The interest rate on the facility is currently either prime plus 1.0% or one-month LIBOR plus 2.25% at our election, and the rates modify depending on the ratio of average total funded debt, as defined under the credit facility, plus six times rent expense, to EBITDAR for the four fiscal quarter periods then ended, as calculated on our quarterly compliance certificate. Additionally, we are charged a commitment fee on the unused portion of the line ranging from 0.25% to 0.5% based on performance objectives as defined in the credit agreement. Outstanding borrowings under the new facility were $24.2 million as of March 27, 2004, as compared to $38.9 million as of the end of the first quarter of fiscal 2003. The decrease in the amount of outstanding borrowings from the same period in fiscal 2003 is attributable to improved working capital management and increased sales volume. As our new store growth accelerates, we expect that our borrowings under the credit facility will increase to fund capital expenditures. We believe that we will have sufficient capital resources to fund our projected new store growth through 2005 due to the expansion of the credit facility, together with cash generated from operations.

Capital Expenditures. We spent approximately $13.6 million during the first three months of fiscal 2004 for new store construction, development, remodels and other capital expenditures, exclusive of acquisitions. Our average capital expenditures to open a leased store, including leasehold improvements, equipment and fixtures, have ranged from approximately $2.0 million to $5.0 million historically, excluding inventory costs and initial operating losses. We anticipate that the average capital expenditures to open a natural foods supermarket format store will be $2.1 million to $3.9 million in the future; however, our ability to negotiate turnkey leases in the future will result in substantially lower capital expenditure per store, in return for a slightly higher rent rate over the lease term. Our average capital expenditures to open a farmers market format store are estimated at $1.6 million to $3.0 million in the future. Delays in opening new stores may result in increased capital expenditures and increased pre-opening costs for the site, as well as lower than planned sales for the Company.

The cost of initial inventory for a new store is approximately $300,000 to $600,000 depending on the store format; however, we obtain vendor financing for most of this cost. Pre-opening costs for natural foods supermarket format stores currently are between $300,000 and $400,000 per store, and pre-opening costs for farmers market format stores are between $250,000 and $350,000, and are expensed as incurred. The amounts and timing of such pre-opening costs will depend upon the availability of new store sites and other factors, including the location of the store and whether it is in a new or existing market for us, the size of the store, and the required build-out at the site. Costs to acquire future stores, if any, are impossible to predict and could vary materially from the cost to open new stores. There can be no assurance that actual capital expenditures will not exceed anticipated levels, although our amended credit facility contains aggregate limits on the amounts of capital expenditures we may make. We believe that cash generated from operations and available borrowings under our existing credit facility will be sufficient to satisfy our budgeted cash requirements, including capital needs to execute our store growth plans over the next two years. In the past, we have primarily used cash flows generated from operations, improvements in working capital and equity proceeds to fund store growth and have used any excess cash to reduce debt. As our store development plan accelerates, we expect that a greater proportion of our capital needs will be funded through borrowings on the line of credit than we have utilized in the past. We will continually evaluate other sources of capital and will seek those considered appropriate for future acquisition or accelerated store growth opportunities.

Cautionary Statement Regarding Forward-Looking Statements

This Report on Form 10-Q contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks. Such forward-looking statements include statements as to the Company's plans to open, acquire or relocate additional stores; the anticipated performance of such stores; the impact of competition and current economic uncertainty; the sufficiency of funds to satisfy the Company's cash requirements through the remainder of fiscal 2004, our expectations for comparable store sales; expected pre-opening expenses and capital expenditures; and other statements containing words such as "believes," "anticipates," "estimates," "expects," "may," "intends" and words of similar import or statements of management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause the actual results, market performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause differences in results of operations include, but are not limited to, the timing and execution of new store openings, relocations, remodels, sales and closures; the impact of competition; changes in product supply or suppliers and supplier performance levels; changes in management information needs; changes in customer needs and expectations; governmental and regulatory actions; general industry or business trends or events; changes in economic or business conditions in general or affecting the natural foods industry in particular; and competition for and the availability of sites for new stores and potential acquisition candidates. The Company undertakes no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.

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

The Company's exposure to interest rate changes is primarily related to its variable rate debt issued under its credit facility. In 2003, the Company refinanced the credit facility and reduced the total commitment available to a $95.0 million revolving line of credit, with a three-year term expiring February 25, 2006. The interest rate on the amended facility is currently either prime plus 1.0% or one-month LIBOR plus 2.25%, at our election, and the rates modify depending on the ratio of average total funded debt, as defined under the credit facility, plus six times rent expense, to EBITDAR for the four fiscal quarter periods then ended, as calculated on our quarterly compliance certificate. Because the interest rate on the facility is variable, based upon the prime rate or LIBOR, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding variable rate debt as of March 27, 2004, would be an annual increase or decrease of approximately $242,000 in interest expense and a corresponding decrease or increase of approximately $150,000 in the Company’s net income after taxes.

In September 2000, as required by the Company’s former credit facility, the Company entered into an interest rate swap to hedge its exposure on variable rate debt positions. Variable rates are predominantly linked to LIBOR as determined by one-month intervals. The interest rate provided by the swap fixed one-month LIBOR at 6.7%. At March 29, 2003, the notional principal amount of the interest rate swap agreement was $30.0 million, and expired in August 2003. There is no obligation to renew the swap under the refinanced facility. The notional amount is the amount used for the calculation of interest payments that are exchanged over the life of the swap transaction on the amortized principal balance.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Exchange Act Rule 13a-14 under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings.

Changes in Internal Control Over Financial Reporting. During the fiscal quarter ended March 27, 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2000, the Company was named as defendant in S/H – Ahwatukee, LLC and YP- Ahwatukee LLC v. Wild Oats Markets, Inc., Superior Court of Arizona, Maricopa County, by a landlord alleging Wild Oats breached a continuous operations clause arising from the closure of a Phoenix, Arizona store. Plaintiff claimed $1.5 million for diminution of value of the shopping center plus accelerated rent, fees and $360,000 in attorneys’ fees and costs. After trial in November 2001, the judge awarded the plaintiff an aggregate $536,000 in damages and attorneys’ fees. The Company’s appeal of judgment was denied in the first quarter of fiscal 2004, and the Company filed a motion for reconsideration, which was denied. The Company plans to seek certification of the decision to the Arizona Supreme Court. The Company has recognized a charge to restructuring expense during the fourth quarter of 2003 in the amount of $705,000, including estimated attorney’s fees and estimated interest accrued on the judgment.

In September 2002, the Company filed suit against Michael Gilliland and Elizabeth Cook, former officers and directors and greater than 5% stockholders of the Company, together with two individuals and three limited liability corporations, for a temporary restraining order and damages related to a breach of Mr. Gilliland’s non-competition covenant, contained in his 1996 employment agreement, arising from the opening of a competitive grocery store in New Mexico. The lawsuit is captioned Wild Oats Markets, Inc. v. Michael C. Gilliland, Elizabeth C. Cook, Mark R. Clapp; Patrick Gilliland, Westside Farmer’s Market LLC, Westside Liquors LLC and Milagro Cafe LLC. Mr. Gilliland and Ms. Cook have counterclaimed, claiming that Ms. Cook was entitled to severance payments, and that both were under-compensated during their employment by the Company. After a hearing, the court issued a temporary restraining order against Mr. Gilliland, prohibiting him from engaging in the operation of the competing grocery store. The temporary restraining order was subsequently vacated at the Company’s request and the Company dropped its claims for injunctive relief as it did not believe the injunctive relief granted made any material difference in Mr. Gilliland’s behavior. The Company discontinued severance payments made to Mr. Gilliland based on his material breach of his employment contract. The Company continues to pursue its suit for damages. A related suit was filed against Mr. Gilliland and his brother, Patrick Gilliland, for misappropriation of trade secrets and insider trading related to Patrick Gilliland’s postings on a financial chat board that he was receiving and trading upon confidential information of the Company. A motion to consolidate the two related suits was denied by the Boulder County District Court in April 2004.

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

Item 2.  Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:
Exhibit 10.1** -

Agreement for Distribution of Product between Wild Oats Markets, Inc. and United Natural Foods, Inc. dated January 9, 2004. Portions have been omitted pursuant to a request for confidential treatment (1)

	Exhibit 31.1+ –	CEO Certification under Section 302 of Sarbanes-Oxley Act of 2002
	Exhibit 31.2+ –	CFO Certification under Section 302 of Sarbanes-Oxley Act of 2002
	Exhibit 32.1+ –	CEO Certification under Section 906 of Sarbanes-Oxley Act of 2002
	Exhibit 32.2+ –	CFO Certification under Section 906 of Sarbanes–Oxley Act of 2002

(b)	Reports on Form 8-K:
	(1)	Report dated January 30, 2004 on Form 8-K, reported under Item 4, "Changes in Registrant’s Accountant" announcing change in Registrant’s independent accountants.
	(2)	Report dated January 30, 2004 on Form 8-K/A, reported under Item 4, "Changes in Registrant’s Accountant" announcing engagement of Registrant’s new independent accountant.
	(3)	Report dated February 24, 2004 on Form 8-K, reported under Item 12, "Results of Operations and Financial Conditions" regarding Registrant’s results of operations and financial condition for the period ended December 27, 2003.

** Previously filed.
+ Included herewith.
(1) Incorporated by reference from the Registrant’s Form 10-K for the year ended December 27, 2003  (File No. 0-21577).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, County of Boulder, State of Colorado, on the 6th day of May 2004.

Wild Oats Markets, Inc.
(Registrant)

By: /s/ Edward F. Dunlap
Edward F. Dunlap
Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)