Form 10-Q
period 2004-06-26
WILD OATS MARKETS INC
filed 2004-08-05
CIK 909990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 26, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 0-21577

WILD OATS MARKETS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1100630
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
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

  Yes       ( X )       No      ( )

As of July 30, 2004, there were 28,441,868 shares outstanding of the Registrant's Common Stock (par value $.001 per share).

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

WILD OATS MARKETS, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	June 26,	December 27,
	2004	2003

	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$ 65,771	$ 17,400
Inventories, net of reserves	50,925	46,621
Accounts receivable, net of allowance for doubtful accounts	2,627	4,038
Income tax receivable	98	261
Prepaid expenses and other current assets	2,000	2,192
Deferred tax asset	7,339	6,340

Total current assets	128,760	76,852

Property and equipment, net	145,279	130,989
Goodwill, net	106,084	106,404
Other intangible assets, net	6,764	6,976
Deposits and other assets	6,342	2,932
Deferred tax asset	10,300	12,438

	$ 403,529	$ 336,591

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 53,586	$ 47,529
Book overdraft	21,235	26,727
Accrued liabilities	44,290	42,998
Current portion of capital leases	40	14

Total current liabilities	119,151	117,268

Long-term debt and capital leases	115,192	30,179
Other long-term obligations	13,310	14,058

Total Liabilities	247,653	161,505

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 60,000,000 shares authorized, 30,366,823 and 30,063,421 shares issued, respectively	30	30
Additional paid-in capital	220,983	217,400
Note receivable, related party	(11,112)	(10,815)
Accumulated deficit	(29,057)	(31,777)
Treasury stock, at cost: 1,977,800 shares as of June 26, 2004	(24,999)	-
Accumulated other comprehensive income	31	248

Total stockholders’ equity	155,876	175,086

	$ 403,529	$ 336,591

The accompanying notes are an integral part of the consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Income

(in thousands, except per-share data) (unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

Sales	$ 251,697	$ 242,248	$ 515,492	$ 478,235
Cost of goods sold and occupancy costs	178,525	171,026	365,206	336,154

Gross profit	73,172	71,222	150,286	142,081
Operating expenses:
Direct store expenses	56,271	50,327	113,314	101,191
Selling, general and administrative expenses	14,418	16,797	29,939	32,774
Loss (gain) on disposal of assets	48	(100)	(22)	1,368
Pre-opening expenses	1,626	101	2,101	1,023
Restructuring and asset impairment charges (income), net	(99)	(145)	165	(1,881)

Income from operations	908	4,242	4,789	7,606
Interest income	222	179	408	355
Interest expense	(540)	(842)	(807)	(1,835)
Loss on early extinguishment of debt	-	-	-	(186)

Income before income taxes	590	3,579	4,390	5,940
Income tax expense	227	1,396	1,670	2,317

Net income	$ 363	$ 2,183	$ 2,720	$ 3,623

Net income per common share:
Basic	$ 0.01	$ 0.07	$ 0.09	$ 0.12
Diluted	$ 0.01	$ 0.07	$ 0.09	$ 0.12

Weighted average common shares outstanding, basic	29,788	29,775	29,982	29,739
Dilutive effect of stock options and restricted stock units	921	487	878	323

Weighted average common shares outstanding, assuming dilution	30,709	30,262	30,860	30,062

The accompanying notes are an integral part of the consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

Net income	$ 363	$ 2,183	$ 2,720	$ 3,623

Other comprehensive income (loss):
Foreign currency translation adjustments arising during the period	(126)	270	(218)	488
Recognition of hedge results to interest expense during the period, net of tax of $0, $153, $0, and $316, respectively	-	256	-	528
Change in market value of cash flow hedge during the period, net of tax of $0, $0, $0, and $12, respectively	-	1	-	(20)

Other comprehensive income (loss)	(126)	527	(218)	996

Comprehensive income	$ 237	$ 2,710	$ 2,502	$ 4,619

The accompanying notes are an integral part of the consolidated financial statements

WILD OATS MARKETS, INC.

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	SIX MONTHS ENDED
	June 26,	June 28,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 2,720	$ 3,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,570	10,866
Loss (gain) on disposal of property and equipment	(22)	1,368
Deferred tax expense	1,581	2,094
Non-cash restructuring and asset impairment charges (income), net	127	(1,881)
Other	240	181
Change in assets and liabilities:
Inventories, net	(4,568)	(455)
Receivables, net, and other assets	1,782	(281)
Accounts payable	8,186	9,185
Accrued liabilities	1,015	(2,884)

Net cash provided by operating activities	23,631	21,816

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(29,498)	(13,297)
Proceeds from sale of property and equipment	964	4

Net cash used in investing activities	(28,534)	(13,293)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under line-of-credit agreement	(30,179)	(4,100)
Net decrease in book overdraft	(5,492)	(1,988)
Repayments on long-term debt and capital leases	(37)	(37,098)
Proceeds from long term debt	115,150	37,879
Purchase of treasury stock	(24,999)	-
Payment of debt issuance costs	(3,636)	(721)
Proceeds from issuance of common stock, net	2,552	1,343

Net cash provided by (used in) financing activities	53,359	(4,685)

Effect of exchange rate changes on cash	(85)	70

Net increase in cash and cash equivalents	48,371	3,908
Cash and cash equivalents at beginning of period	17,400	11,367

Cash and cash equivalents at end of period	$ 65,771	$ 15,275

NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired through capital lease	$ 105	-

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

The consolidated balance sheet as of June 26, 2004, the consolidated statements of income and comprehensive income for the three months and six months ended June 26, 2004 and June 28, 2003, as well as the consolidated statements of cash flows for the six months ended June 26, 2004 and June 28, 2003 have been prepared without an audit. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement thereof, have been made.

The financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC regulations, therefore, these consolidated financial statements should be read in conjunction with financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures of contingent assets and liabilities. Examples include accounting for self-insurance reserves, restructuring charges and store closing costs, asset impairment charges, goodwill, inventory valuation, and contingencies. Actual results may differ from these estimates. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

Certain prior period information has been reclassified to conform to the current presentation.

The unaudited information included in the consolidated financial statements for the three months and six months ended June 26, 2004 and June 28, 2003 include the results of operations of the Company for the 13 weeks and 26 weeks then ended.

2.	Stock-Based Compensation

At June 26, 2004, the Company has seven stock-based employee compensation plans, which are described more fully in Note 9 – Stock Plans and Options in our fiscal 2003 Annual Report filed on Form 10-K for the period ended December 27, 2003. These plans allow for awards of both stock options and restricted stock units ("RSUs"). The Company accounts for those plans in accordance with the intrinsic value based method in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Some stock-based compensation expense is reflected in net income for options issued at a discount and for RSUs issued as Board of Directors’ compensation. All other options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant; therefore, no stock-based compensation expense is reflected in net income for these grants. Also reflected in results of operations for the first six months of fiscal 2004 and 2003 is compensation expense of $315,000 and $182,000, respectively, relating to the extension of the option exercise period beyond Company-imposed blackout periods for previously granted stock options held by retiring members of the Board of Directors.

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

Net income, as reported	$ 363	$ 2,183	$ 2,720	$ 3,623
Add: Stock-based compensation expense included in reported net income, net of tax	60	23	287	155
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(687)	(771)	(1,275)	(1,409)

Pro forma net income (loss)	(264)	1,435	1,732	2,369

Earnings (loss) per share:
Basic – as reported	$ 0.01	$ 0.07	$ 0.09	$ 0.12

Basic – pro forma	$ (0.01)	$ 0.05	$ 0.06	$ 0.08

Diluted – as reported	$ 0.01	$ 0.07	$ 0.09	$ 0.12

Diluted - pro forma	$ (0.01)	$ 0.05	$ 0.06	$ 0.08

In March 2004, the Financial Accounting Standards Board ("FASB") issued a proposed Statement, Share-Based Payment, which would be an amendment to SFAS 123. This proposed standard would require share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values, and would eliminate the Company's ability to continue accounting for share-based compensation transactions using the intrinsic method in APB Opinion No. 25. The FASB expects to issue a final standard late in 2004, which would be effective for the Company's first quarter of fiscal year 2005 reporting period. Wild Oats has not yet determined to what degree this proposed standard will impact its future earnings and earnings per share.

3.	Property and Equipment

As a result of the significant store closings, remodels and resets, the Company undertook a review of all fixtures and equipment in its stores in fiscal 2003, including a physical inventory in conjunction with an asset tagging exercise. During the first quarter of fiscal 2003, the Company substantially completed the review and recorded a $1.5 million loss on disposal of fixtures and equipment that will no longer be used in the stores.

4.	Long Term Debt and Liquidity

Contingent Convertible Senior Debentures. In June 2004, the Company issued $115 million aggregate principal amount of its 3.25% Convertible Senior Debentures due May 15, 2034 in a private placement. The debentures bear regular interest at the annual rate of 3.25%, payable semiannually on May 15 and November 15 of each year until May 15, 2011, after which date, no regular interest will be due. Commencing May 20, 2011 and ending November 14, 2011, and for any six-month period thereafter, contingent interest will be due and payable in the amount of 0.25% of the average trading price of the debentures during a specified period, if the average trading price of the debentures equals or exceeds 125% of the principal amount of the debentures.

The debentures are convertible into the Company’s common stock prior to maturity at the option of the holders under the following circumstances: (1) during any calendar quarter commencing after June 30, 2004 and before March 31, 2029, if the last reported sale price of our common stock is greater than or equal to 130% of the conversion price of $17.70 per share; (2) at any time on or after April 1, 2029 if the last reported sale price of our common stock on any date on or after March 31, 2029 is greater than or equal to 130% of the conversion price; (3) subject to certain limitations, during the five business-day period after any five consecutive trading-day period in which the trading price per debenture for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of the Company’s common stock; (4) if the Company calls the debentures for redemption; (5) upon the occurrence of certain corporate transactions; or (6) if the Company obtains credit ratings for the debentures, at any time when the credit ratings assigned to the debentures are below specified levels. The debentures are initially convertible into 56.5099 shares of the Company’s common stock per $1,000 principal amount, which is equivalent to $17.70 per share, for total initial underlying shares of 6,498,639. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or any combination of cash and common stock. Pursuant to the underwriting agreement and within 90 days of issuance, the Company intends to file a shelf registration statement covering resales of the debentures and the common stock issuable upon conversion thereof.

On or after May 20, 2011, the Company may redeem for cash some or all of the debentures at any time and from time to time, for a price equal to 100% of the principal amount of the debentures plus accrued and unpaid contingent interest, if any. Holders have the right to require the Company to repurchase any or all debentures for cash, at a repurchase price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest on: (1) May 15, 2011, May 15, 2014, and May 15, 2024; and (2) the occurrence of change in control (as defined in the debenture).

The debentures are unsecured and unsubordinated obligations, and rank equal in priority with all of its existing and future unsecured and unsubordinated indebtedness and senior in right of payment to all of our subordinated indebtedness. The debentures will effectively rank junior to any of our secured indebtedness and any of our indebtedness that is guaranteed by our subsidiaries. Payment of principal and interest on the debentures will be structurally subordinated to the liabilities of our subsidiaries.

Total proceeds from the issuance were $115.2 million. The Company used $25.0 million of the net proceeds to repurchase 1,977,800 outstanding shares of its common stock, $31.2 million to pay the outstanding balance on its credit facility, and approximately $3.6 million to pay related debt issuance costs.

Credit Facility. The Company’s credit facility has a $95.0 million limit, and a three-year term with a one-year renewal option. Under the credit facility, the Company has the option to increase the total facility to $135.0 million through the addition of new lenders and through the agreement of the current lending group to increase their total commitments.

As part of the credit facility, the Company has given its lenders collateral in the form of cash, equipment and fixtures, inventory and other assets. The Company has also granted leasehold mortgages in those leasehold interests previously mortgaged to secure our former credit facility, although we have no obligation to provide a security interest in any new leaseholds. In connection with the private debt offering in June 2004, the credit facility was amended in the second quarter which, among other things, (1) increased the maximum allowable leverage ratio, (2) permitted the repurchase of the Company’s common stock, within specified limits, (3) increased the annual limits on capital expenditures and new leases, (4) raised the limit on the value of acquisitions and divestitures the Company can make without the consent of the lending group, and (5) increased the maximum interest rate to either prime plus 1.0% or one month LIBOR plus 2.5%. The credit agreement was subsequently amended in August 2004 to increase the maximum allowable leverage ratio. The amendment requires that the Company maintain a minimum cash balance, net of letters of credit and outstanding borrowings under the credit facility, of $25 million through the end of the second quarter of fiscal 2005.

The interest rate on the facility is currently either prime plus 1.0% or one-month LIBOR plus 2.5% at our election, and the rates modify depending on the ratio of average total funded debt, as defined under the credit facility, plus six times rent expense, to earnings before interest, taxes, depreciation, amortization and rent ("EBITDAR") for the four fiscal quarter periods then ended, as calculated on the Company’s quarterly compliance certificate. Additionally, the Company is charged a commitment fee on the unused portion of the line ranging from 0.25% to 0.5% based on performance objectives as defined in the credit agreement. The outstanding balance on the credit facility was repaid in June 2004 from the proceeds of the private debt issuance.   There were no outstanding borrowings under the credit facility and three letters of credit outstanding totaling $7.3 million as of June 26, 2004. The balance outstanding on the credit facility as of June 28, 2003 was $39.9 million. As the Company’s new store growth accelerates, it expects its cash requirements for 2004 and 2005 will be primarily satisfied from the proceeds of the private debenture issuance as well as cash generated from operations.

The Company is currently, and expects to continue to be, in compliance with the monthly and quarterly financial covenants in the credit agreement, as amended. In the event that business conditions worsen, management has identified contingency actions to enable the Company to remain in compliance with the financial covenants. Even if the Company remains in compliance with its monetary covenants, a technical default could result due to a breach of the financial covenants. In the absence of a waiver or amendment to such financial covenants, such non-compliance would constitute a default under the credit agreement, and the lenders would be entitled to accelerate the maturity of the indebtedness outstanding thereunder. In the event that such non-compliance appears likely, or occurs, the Company will seek approval, as it has in the past, from the lenders to renegotiate financial covenants and/or obtain waivers, as required. However, there can be no assurance that future amendments or waivers will be obtained.

5.	Derivatives and Hedging Activities

In accordance with the Company’s interest rate risk-management strategy and as required by the terms of the Company’s prior credit facility, in September 2000, the Company entered into a swap agreement to hedge the interest rate on $30.0 million of its borrowings as of March 29, 2003. The swap agreement locked in a one-month LIBOR rate of 6.7% and expired in August 2003. There was no obligation to renew the swap under the current facility. No interest rate swap agreements are outstanding as of June 26, 2004.

6.	Earnings Per Share

Earnings per share are calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, except where the effect of their inclusion would be anti-dilutive. Anti-dilutive stock options of 351,081 and 1,212,503 for the three months and 351,081 and 1,701,874 for the six months ended June 26, 2004 and June 28, 2008, respectively, were not included in the earnings per share calculations. The contingently convertible debt described in Note 4 - Long Term Debt and Liquidity has no impact on diluted earnings per share until all conditions necessary for issuance have been satisfied.

In July 2004, the Emerging Issue Task Force ("the Task Force") of the Financial Accounting Standards Board reached a tentative conclusion on Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. The Task Force tentatively concluded that contingently convertible debt should be included in diluted earnings per share computations using the if-converted method regardless of whether any of the conversion contingencies have been met, which would represent a significant change in current accounting practice. Issue No. 04-8 will be discussed further by the Task Force at its September 2004 meeting. If the Company had used the if-converted method in calculating diluted earnings per share for the quarter and six months ending June 26, 2004, the effect would have been anti-dilutive.

7.	Goodwill and Finite Lived Intangible Assets

During the second quarter of fiscal 2004, no goodwill was recognized as a result of acquisitions, no goodwill was impaired, and no other changes in the carrying amount of goodwill occurred.

Other intangible assets consist of the following (in thousands):

	June 26,	December 27,
	2004	2003

Leasehold interests	$ 8,905	$ 9,045
Less accumulated amortization	(2,359)	(2,240)

	6,546	6,805
Liquor licenses	218	171

	$ 6,764	$ 6,976

Amortization expense related to finite lived intangible assets was $122,000 and $121,000 for the three months and $251,000 and $243,000 for the six months ended June 26, 2004 and June 28, 2003, respectively. The estimated amortization of finite lived intangible assets for each of the five fiscal years ending in fiscal 2008 is as follows (in thousands):

FISCAL YEAR	AMORTIZATION EXPENSE

2004	$ 481
2005	$ 491
2006	$ 475
2007	$ 471
2008	$ 461

8.	Restructuring and Asset Impairment Charges (Income)

During the second quarter of fiscal 2004, the Company recorded net restructuring and asset impairment income of $99,000 consisting of the following components:

Change in estimate related to lease-related liabilities for sites previously identified for closure or sale	$ (922,000)

Lease-related liability for site closed during the quarter	40,000

Severance for employees terminated during the second quarter of fiscal 2004	63,000

Accretion expense on lease related liabilities	203,000

Asset impairment charges	517,000

Total restructuring and asset impairment income	$ (99,000)

Details of the significant components are as follows:

  Changes in estimate related to lease-related liabilities for sites previously identified for closure or sale ($922,000 of restructuring income) – During the second quarter of fiscal 2004, the Company secured a viable subtenant for a vacant site in Missouri, resulting in a reversal of $1.5 million of the net restructuring charge previously recorded. Also, additional information received during the quarter relating to a previously subleased site in California indicates that the likelihood of receiving continued sublease income from the current subtenant is remote, resulting in an increase to the estimated reserve of $298,000. During the second quarter, the Company determined that additional time will be needed to dispose of certain lease obligations for three vacant sites. This determination was largely driven by results of current disposition efforts by the Company as well as continuing difficulties in finding subtenants that are deemed acceptable by the existing landlords. As a result, the Company increased its estimated reserves for these sites by $316,000. Based on these changes in facts and circumstances and the related changes in estimates, the Company adjusted or reversed the remaining lease-related liabilities previously recorded for these locations and recognized net restructuring income of $922,000 during the second quarter of fiscal 2004.
  Lease-related liability for site closed during the second quarter ($40,000 of restructuring expense) - During the second quarter of 2004, the Company closed a store in Oregon with a remaining lease obligation through October 2004. As a result, the Company recorded a restructuring charge of $40,000.
  Severance for employees notified of termination in the second quarter of fiscal 2004 ($63,000 of restructuring expense) – During the second quarter, 22 employees were notified of their involuntary termination in conjunction with the closure of a store in Oregon, and as of June 26, 2004, all benefits had been paid to the employees.
  Accretion expense on lease-related liabilties ($203,000 of restructuring expense) - Accretion expense accrued during the quarter on reserves for lease-related liabilities that have been calculated using the net present value of the minimum lease payments (net of sublease income) resulted in additional restructuring expense of $203,000.

In addition to the net restructuring income described above, management also identified during the second quarter of fiscal 2004 net asset impairment charges of $517,000 in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets for one store held for use. Store assets became impaired during the quarter because the projected cash flows of the store were not sufficient to fully recover the carrying value of the store’s long-lived assets and, therefore, recorded an asset impairment charge of $591,000. The Company believes the weak performance of the store was caused by increased competition. In determining whether an impairment exists, the Company estimates the store’s future cash flows on an undiscounted basis, and if the cash flows are not sufficient to recover the carrying value, then the Company uses a discounted cash flow based on a risk-adjusted discount rate, to adjust its carrying value of the assets, and records a provision for impairment as appropriate. The Company continually reevaluates its stores’ performance to monitor the carrying value of its long-lived assets in comparison to projected cash flows. In addition, during the second quarter, the Company received insurance proceeds as reimbursement for property losses and incremental expenses incurred during the first quarter of 2003 caused by a roof collapse at a support facility in Federal Heights, Colorado. The support facility had been previously identified for closure during the fourth quarter of fiscal 2001, and the carrying value of its fixed assets were written off as an impairment charge at that time. Therefore, the Company recorded a gain in the amount of the insurance proceeds received for property losses of $74,000.

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
  Severance for employees notified of termination during the first quarter ($28,000 of restructuring expense) - During the first quarter, 26 employees were terminated in conjunction with the closing of a store in West Palm Beach, Florida. The employees were notified of their involuntary termination during the first quarter of fiscal 2004, and as of June 26, 2004, all benefits had been paid to terminated employees.

The following table summarizes accruals related to the Company’s restructuring activities during the first six months of fiscal 2004 (in thousands):

	2000
EXIT	AND	Q2	Q4	Q3	Q1	Q2
PLANS	PRIOR	2001	2002	2003	2004	2004	TOTAL

Balance, 12/27/03	$ 5,783	$ 4,949	$ 458	$ 181			$11,371

New accruals-
Severance					$ 28		28
Lease-related
liabilities	(16)	216	36				236

Cash paid -
Severance			(13)	(26)	(15)		(54)
Lease-related
liabilities	(151)	(95)	(476)	(35)			(757)

Balance, 3/27/04	$ 5,616	$ 5,070	$ 5	$ 120	$ 13		$10,824

New accruals-
Severance						$ 63	63
Lease-related
liabilities	(1,424)	336	298	70		41	(679)

Cash paid -
Severance			(5)	(14)	(13)	(52)	(84)
Lease-related
liabilities	(219)	(230)	(27)	(35)			(511)

Balance, 6/26/04	$3,973[1]	$5,176[1]	$271[1]	$141[1]	$0	$52[1]	$9,613

1 The restructuring accrual balance of lease-related liabilities.

As of June 26, 2004, the components of the accruals related to the Company’s restructuring activities are accrued liabilities of $2.3 million and other long-term obligations of $7.3 million.

9.	Income Taxes

For the six months ended June 26, 2004, the Company recorded $1.7 million of income tax expense, as a result of income before income taxes of $4.4 million during the period. The Company has a $17.6 million net deferred tax asset, primarily as a result of net operating loss carry-forwards, and temporary differences relating to restructuring and asset impairment charges. The recoverability of the net deferred tax asset is primarily dependent upon the Company generating sufficient taxable income in the future. The Company has established a valuation allowance for certain state net operating loss carry-forwards which the Company believes will not result in a future realizable tax benefit based upon projected taxable income in those states during the carry-forward period. Although realization of the remaining net deferred tax asset is not assured, the Company has concluded that a valuation allowance is not required, as it is more likely than not that the Company will be able to realize a tax benefit through the generation of future taxable income. The Company's assessment is based upon projections, which assume the Company will at least maintain its current store contribution margin, and aggregate sales growth experienced over the past five years, which would generate sufficient taxable income to realize the full amount of the deferred tax asset. The Company believes that the sales, gross margin, store contribution margin, and selling, general and administrative expenses assumptions in its financial projections are reasonable and, more likely than not, attainable. The Company will continue to assess the recoverability of the remaining net deferred tax asset, and to the extent it is determined in the future that an additional valuation allowance is required, it will be recognized as a charge to earnings at that time.

10.	Change in Primary Distributor

During the fourth quarter of 2003, the Company and Tree of Life, Inc. ("TOL") agreed to terminate their primary distribution relationship, and in January 2004, the Company signed a five-year primary distribution agreement with United National Foods, Inc; ("UNFI"). The transition to UNFI was fully completed in March 2004. The agreement states that UNFI will pay the Company a conversion fee to cover the costs of the transition to UNFI, which is payable over the period of the contract, subject to the Company meeting certain minimum purchase requirements.

11.	Subsequent Event

In August 2004, the Company announced a restructuring plan that is designed to streamline operations and achieve the benefits of centralized purchasing, merchandising and pricing. In connection with this restructuring, 19 employees were notified of their involuntary termination. The total cost of this restructuring plan is expected to be approximately $500,000 incurred primarily during the third quarter of fiscal 2004.

12.	Related Party Transactions

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

Wild Oats Markets Canada, Inc., as successor to Alfalfa’s Canada, Inc., a Canadian subsidiary of the Company, is a defendant in Helen Fakhri and Ady Aylon, as Representative Plaintiffs v. Alfalfa’s Canada, Inc., a class action suit brought in the Supreme Court, British Columbia, Canada by representative plaintiffs alleging to represent two classes of plaintiffs – those who contracted Hepatitis A allegedly through the consumption of food purchased at a Capers Community Market in the spring of 2002, and those who were inoculated against Hepatitis A as a result of news alerts by Capers and the Vancouver Health Authority. In the fourth quarter of 2003, the action was certified as a class action by the court. The Company filed an appeal and a hearing has been set for September 2004. The Company intends to vigorously defend both class certification and the suit itself. The Company is not able to estimate the potential outcome of the suit at this time.

In April 2000, the Company was named as defendant in S/H – Ahwatukee, LLC and YP - Ahwatukee LLC v. Wild Oats Markets, Inc., Superior Court of Arizona, Maricopa County, by a landlord alleging Wild Oats breached a continuous operations clause arising from the closure of a Phoenix, Arizona store. Plaintiff claimed $1.5 million for diminution of value of the shopping center plus accelerated rent, fees and $360,000 in attorneys’ fees and costs. After trial in November 2001, the judge awarded the plaintiff an aggregate $536,000 in damages and attorneys’ fees. The Company’s appeal of judgment was denied in the first quarter of fiscal 2004, and the Company filed a motion for reconsideration, which was denied. The Company has filed a petition for review with the Arizona Supreme Court, a decision is pending. The Company has recognized a charge to restructuring expense during the fourth quarter of 2003 in the amount of $705,000, including estimated attorney’s fees and estimated interest accrued on the judgment.

In September 2002, the Company filed suit against Michael Gilliland and Elizabeth Cook, former officers and directors and greater than 5% stockholders of the Company, together with two individuals and three limited liability corporations, for a temporary restraining order and damages related to a breach of Mr. Gilliland’s non-competition covenant, contained in his 1996 employment agreement, arising from the opening of a competitive grocery store in New Mexico. The lawsuit was captioned Wild Oats Markets, Inc. v. Michael C. Gilliland, Elizabeth C. Cook, Mark R. Clapp; Patrick Gilliland, Westside Farmer’s Market LLC, Westside Liquors LLC and Milagro Cafe LLC. A related suit was filed against Mr. Gilliland and his brother, Patrick Gilliland, for misappropriation of trade secrets and insider trading related to Patrick Gilliland’s postings on a financial chat board. The parties agreed to settle these two lawsuits in July 2004. The settlement includes the disclosure to the Company of sources of certain information obtained by defendants, a return of proprietary information to the Company, mutual release of claims and the dismissal of the two suits.

The Company continues its review of past administrative practices of one of our benefit plans, and while the review is nearing completion at the end of the second fiscal quarter of 2004, the final results of the review should be completed in the third quarter of fiscal 2004. At this time, the Company cannot reliably estimate whether such review will disclose any corrections that will result in material liability to the Company.

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

Overview

Wild Oats Markets, Inc. is one of the largest natural foods supermarket chains in North America. As of June 26, 2004, we operated 105 natural foods stores in 24 states and British Columbia, Canada primarily under four names:

  Wild Oats Natural Marketplace (nationwide)
  Henry’s Farmers Market (Southern California and Phoenix, Arizona)
  Sun Harvest Farms (Texas)
  Capers Community Market (British Columbia, Canada)

We are differentiated from other grocers, both conventional and natural, by our dedication to providing a broad selection of high-quality natural, organic and gourmet foods, environmentally friendly household products and an extensive selection of natural vitamins, supplements, herbal and homeopathic remedies and body care products at competitive prices, in an inviting and educational store environment that emphasizes customer service. Our comprehensive selection of natural and organic products appeals to health-conscious shoppers while offering virtually every product category found in a conventional supermarket. Our newest flagship store in Superior, Colorado, reflects the Company’s latest merchandising developments, including expanded produce, seafood, cheese and charcuterie departments, a sit-down sushi bar, lower profile grocery shelving with a central discovery center that displays the newest products and promotes product demonstrations and an on-site nutritionist. The store also includes a newly redesigned Holistic Health department offering a large assortment of natural vitamins, supplements and body care products, lifestyle products, videos and DVDs, and a merchandising kiosk featuring computer research stations and display screens.

While total sales increased during the quarter over the same period last year, sales, gross margins and customer traffic were negatively impacted by intense promotional activity in Southern California by conventional grocers following the end of a four-month labor strike, increased promotional activities in other markets, as well as competitive openings in certain markets. In order to drive increased sales and customer traffic in our stores, we are developing new marketing initiatives, including marketing outside of traditional venues, to increase consumers’ understanding of the quality of our products and the value of natural and organic products. We continue to develop brand-marketing programs by region, and on a national level. We also continue to expand our private label line of products. We currently offer 750 different private label products and continue to expand our offering of Wild Oats and Henry’s branded products to drive both sales and increased margins. As a result of relabeled and reformulated products, our sales of private label products have increased on average 40% year-over-year and currently represent approximately 10% of sales in the categories in which such products are offered. We expect to continue to grow our private label sales to approximately 20% of category sales by the end of 2005.

We remain focused on initiatives designed to deliver operational efficiencies. We expanded service from our California perishables distribution center to eleven other western states in mid-May, and have increased to 71 the number of stores receiving product from this new distribution center as of the date of this report. In the second quarter of fiscal 2004, we began testing our back-door receiving program, and expect to receive the benefit of improved inventory management and margin control in our natural foods supermarket format stores after the roll-out of this program at the end of this year.

In August 2004, we announced a reorganization designed to provide operational efficiencies focused on functional areas rather than brands, and to realize the benefits of information technology investments in centralized purchasing, merchandising and pricing. In conjunction with this reorganization, 19 employees were notified of their involuntary termination including six senior management people. Included in jobs eliminated in this reorganization was that of the Senior Vice President and General Manager of Wild Oats stores. All store operations will, in the future, report to Ed Dunlap, current Chief Financial Officer, who will relinquish the chief financial position at such time as a replacement is identified. A search is currently on going. The total cost of the reorganization is expected to be approximately $500,000, incurred primarily in the third quarter. This cost will be more than offset by the savings in payroll, travel and related costs. As a result of completing our move to a centralized structure and prior information technology investments, we anticipate that we will realize an approximate $5.0 million reduction in annual selling, general and administrative expenses beginning in 2005.

Wild Oats is positioned for growth. In June 2004, we issued $115 million principal amount in senior debentures, and intend to use a portion of the net proceeds to accelerate our store growth plans, including opening up to 20 new stores in 2005 and up to 40 new stores in 2006. We also plan to execute initiatives designed to drive customer traffic and sales of our private label products outside of our stores. We have reached agreement to test two alternative retail concepts beginning in the fourth quarter of 2004. The first is a three-to-five-store test of a Wild Oats branded store-within-a-store concept with Stop & Shop, the largest food retailer in the Northeastern U.S. Additionally, we will initiate an online retailing test of Wild Oats private label grocery products in the Chicago area with Peapod, a leading U.S. Internet grocer.

We continue to execute our real estate strategy, and through the date of this report, have signed leases or letters of intent for 27 proposed new sites opening in fiscal 2004, 2005 and 2006. New stores expected to open in the remainder of fiscal 2004 include sites for each of Wild Oats and Henry’s Farmers Market formats in areas where we have an existing market presence. The successful completion of the $115 million principal amount debentures offering, and the amendment to our existing credit facility gives us greater flexibility to pursue our growth strategy and reduces the actual rate of interest that we pay on our debt. See "Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources" below for additional information about the debenture offering and amendment to credit facility.

At June 26, 2004, we had 105 stores located in 24 states and Canada, as compared to 100 stores in 25 states and Canada at the end of the second quarter of fiscal 2003.

	TOTAL STORE COUNT
	Fiscal Year Ending		Period Ending

			March 27,	June 26,
	2002	2003	2004	2004

Store count at beginning of period	107	99	103	101
Stores opened	1	8	1	5
Stores closed	(5)	(4)	2	(1)
Stores sold	(4)		(1)

Store count at end of period	99	103	101	105

In the second quarter of fiscal 2004, we opened five new stores and closed one store in Oregon where the lease expires in October 2004. In fiscal 2004, through the date of this report, we have opened six new stores in Mission Viejo, California; Colorado Springs and Superior, Colorado; Omaha, Nebraska; metropolitan Cincinnati, Ohio; and Salt Lake City, Utah. We closed one store in Phoenix, Arizona, in the first quarter of fiscal 2004 and remodeled and re-opened the store as a Henry’s Farmers Market in June 2004. We currently have eight new store sites under construction and scheduled for opening in the next six months in Phoenix, Arizona (three); Los Angeles, California (two); Indianapolis, Indiana; Salt Lake City, Utah; and Vancouver, Washington. In fiscal 2004, we have commenced remodeling and/or major resetting of 11 of our stores, seven of which were completed in the second quarter of fiscal 2004.

As of the date of this report, we had an inventory of 11 vacant sites comprising closed store, office and warehouse locations, and excess unoccupied space acquired during acquisitions or other leasing transactions, for which we have rent obligations. Required accruals have been made for such obligations. We are actively seeking subtenants or assignees for the majority of the spaces, although many of the sites are difficult to sublease or assign because of unusual site characteristics, surpluses of vacant retail space in the markets in which the sites are located, or because the remaining lease terms are relatively short.

Results of Operations

Our net income for the second quarter of fiscal 2004 was $363,000, or $ 0.01 per diluted share, compared with a net income of $2.2 million, or $0.07 per diluted share, in the same period in fiscal 2003. The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of sales and in dollars (in thousands - percentages may not add due to rounding):

FISCAL YEAR	THREE MONTHS ENDED
	June 26,	June 26,	June 28,	June 28,
	2004	2004	2003	2003

Sales	$ 251,697	100.0%	$242,248	100.0%
Cost of goods sold and occupancy costs	178,525	70.9	171,026	70.6

Gross profit	73,172	29.1	71,222	29.4
Direct store expenses	56,271	22.4	50,327	20.8
Selling, general and administrative expenses	14,418	5.7	16,797	6.9
Loss (gain) on disposal of assets	48	0.0	(100)	0.0
Pre-opening expenses	1,626	0.6	101	0.0
Restructuring and asset impairment charges (income), net	(99)	0.0	(145)	(0.1)

Income from operations	908	0.4	4,242	1.8

Interest income	222	0.1	179	0.1
Interest expense	(540)	(0.2)	(842)	(0.3)

Income before income taxes	590	0.2	3,579	1.5
Income tax expense	227	0.1	1,396	0.6

Net income	$ 363	0.1%	$ 2,183	0.9%

FISCAL YEAR	SIX MONTHS ENDED
	June 26,	June 26,	June 28,	June 28,
	2004	2004	2003	2003

Sales	$515,492	100.0%	$478,235	100.0%
Cost of goods sold and occupancy costs	365,206	70.8	336,154	70.3

Gross profit	150,286	29.2	142,081	29.7
Direct store expenses	113,314	22.0	101,191	21.1
Selling, general and administrative expenses	29,939	5.8	32,774	6.9
Loss (gain) on disposal of assets	(22)	0.0	1,368	0.3
Pre-opening expenses	2,101	0.4	1,023	0.2
Restructuring and asset impairment charges (income), net	165	0.0	(1,881)	(0.4)

Income from operations	4,789	0.9	7,606	1.6

Loss on early extinguishment of debt	-	-	(186)	0.0
Interest income	408	0.1	355	0.1
Interest expense	(807)	(0.2)	(1,835)	(0.4)

Income before income taxes	4,390	0.9	5,940	1.2
Income tax expense	1,670	0.3	2,317	0.5

Net income	$ 2,720	0.5%	$ 3,623	0.8%

Sales. Net sales for the three and six months ended June 26, 2004 increased 3.9% and 7.8%, respectively, as compared to the same periods in fiscal 2003. The quarter and year-to-date increases were primarily driven by comparable store sales growth of 1.5% and 4.9%, respectively, as well as the opening of five new retail stores during the second quarter, and six new stores during the first six months of 2004. Comparable store basket size grew 4.5% and 5.2% for the three and six months ended June 26, 2004 as compared to the same period last year, while customer traffic for the same periods declined by 3.0% and 0.3%, respectively. Basket size continues to increase nationwide, largely due to sales growth in our perishable departments (particularly meat, seafood and cheeses) as a result of improved product selection, as well as increased awareness of food-safety concerns. Comparable store sales and customer traffic slowed during the second quarter as compared to the same period last year due to a combination of several factors, including aggressive promotional activity from conventional grocers in Southern California attempting to regain business lost during the labor strike and an increase in competitive store openings. Comparable store sales and customer traffic also were negatively impacted by the cannibalization of sales of ten existing stores by new stores that opened in existing markets during the last twelve months. Comparable store sales for fiscal 2004 are expected to be in the range of 1.0% to 1.5%, with quarterly comparable store sales flat in the third quarter and (5.0%) to (5.5%) in the fourth quarter of fiscal 2004, as we compare to results during the fourth quarter 2003 grocery store strike in Southern California. We deem sales of a new, relocated or acquired store comparable commencing in the thirteenth full month of operations.

Gross Profit. Gross profit consists of sales less cost of goods sold and store occupancy costs. As a percentage of sales, gross profit decreased to 29.1% and 29.2% in the second quarter and first six months of fiscal 2004 from 29.4% and 29.7% in the same periods in fiscal 2003, due primarily to accelerated depreciation related to projected store and warehouse closures, costs to add additional stores to the service area of our new Riverside, California distribution facility, promotional activity to combat aggressive price competition from Southern California conventional grocers, and related difficulties in balancing demand and shrink, lower margins historically associated with the opening of five new stores opened in the fiscal quarter, and six new stores in the first half of fiscal 2004, as compared to no store openings in the second quarter of fiscal 2003 and three in the first half of 2003. We also experienced slight margin impacts due to increased freight rates resulting from the impact of Department of Transportation regulation changes at the end of the second quarter of fiscal 2004, and expect to see additional impacts from freight rate charges, as well as fuel surcharges, in the remainder of fiscal 2004.  Gross profit margins for the third quarter of fiscal 2004 are expected to be below 29%, inclusive of approximately $1.4 million accelerated depreciation. Gross profit margins for fiscal 2004 are expected to be approximately 30%, driven in part by lower accelerated depreciation charges.

Direct Store Expenses. As a percentage of sales, direct store expenses increased to 22.4% and 22.0% in the three and six months ended June 26, 2004, from 20.8% and 21.2% in the same periods last year, as a result of higher benefit costs and higher payroll costs associated with the opening of five new stores in the second quarter of fiscal 2004 as compared to no store openings in the same period in 2003. Direct store expenses will remain at the same level through the third quarter of  2004, as we open up to eight additional stores in the next six months, and we expect health insurance costs to remain higher through year-end.   Direct store expenses for fiscal 2004 are expected to decrease slightly to approximately 22%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and six months ended June 26, 2004 and June 28, 2003 decreased 14.2% and 8.7% as compared to the same period in fiscal 2003. These decreases relate primarily to better expense management including shifts in the type of marketing strategies employed in 2004 as compared to 2003, which has resulted in lower advertising costs. These cost reductions were partially offset by professional fees incurred for compliance work required by Section 404 of the Sarbanes-Oxley Act ("SOX"), and an increase in board of directors’ compensation due to the change in type of compensation provided to directors from stock options to restricted stock units during the second quarter, as well as the extension of certain director’s stock options (see "Notes to Consolidated Financial Statements – Note 2- Stock-Based Compensation."). Also, included in the second quarter selling, general and administrative expenses are costs of an ongoing administrative practices review of one of our benefit plans and the costs necessary to ensure our compliance with SOX prior to its effective date. We expect that the benefit plan audit will be substantially completed in the third quarter of fiscal 2004, and that SOX compliance costs will continue throughout the year. As a percentage of sales, selling, general and administrative expenses decreased to 5.7% in the second quarter of fiscal 2004 from 6.9% in the same period in fiscal 2003. The decrease is attributable to the reasons discussed above as well as the leveraging of existing support costs against higher sales in 2004. We expect to incur more advertising expense as we increase our promotional activities in the last two quarters, as compared to the first two quarters of fiscal 2004. We expect selling, general and administrative expenses to decrease approximately $1 million in the fourth quarter of fiscal 2004. We anticipate that we will realize an approximate $5.0 million reduction in annual selling, general and administrative expenses beginning in 2005 as a result of the completion of our reorganization to a centralized structure and prior information technology investments.

Loss (Gain) on Disposal of Assets. We recorded a $22,000 net gain on disposal of assets for the six months ended June 26, 2004 compared to a $1.4 million loss in the same period in fiscal 2003, due primarily to a $1.5 million loss on disposal of fixtures and equipment that were no longer needed in our stores.

Pre-Opening Expenses. Pre-opening expenses include labor, rent, advertising, utilities, supplies and certain other costs incurred prior to a store’s opening. Pre-opening expenses for the second quarter of fiscal 2004 increased to $1.6 million compared to $101,000 during the same period in fiscal 2003 due to the opening of five new stores in the second quarter of fiscal 2004, compared to none during the same period last year. The increase in pre-opening expenses for the six months ended June 26, 2004 over the same period last year was due to the opening of six stores in the first six months of fiscal 2004, as compared to three in the same period in 2003. Pre-opening expenses should increase in the aggregate in the third and fourth quarters as we prepare for eight new store openings in the next six months.

Restructuring and Asset Impairment Expense (Income). During the second quarter of fiscal 2004, we recorded net restructuring and asset impairment income of $99,000. Details of the significant components are as follows:

  Changes in estimate related to lease-related liabilities for sites previously identified for closure or sale ($922,000 of restructuring income) – During the second quarter of fiscal 2004, we secured a viable subtenant for a vacant site in Missouri, resulting in a reversal of $1.5 million of the net restructuring charge previously recorded. Also, additional information received during the quarter relating to a previously subleased site in California indicates that the likelihood of receiving continued sublease income from the current subtenant is remote, resulting in an increase to the estimated reserve of $298,000. During the second quarter, we determined that additional time will be needed to dispose of certain lease obligations for three vacant sites. This determination was largely driven by results of our current disposition efforts as well as continuing difficulties in finding subtenants that are deemed acceptable by the existing landlords. As a result, we increased our estimated reserves for these sites by $316,000. Based on these changes in facts and circumstances and the related changes in estimates, we adjusted or reversed the remaining lease-related liabilities previously recorded for these locations and recognized net restructuring income of $922,000 during the second quarter of fiscal 2004.
  Lease-related liability for site closed during the second quarter ($40,000 of restructuring expense) - During the second quarter of 2004, we closed a store in Oregon with a remaining lease obligation through October 2004. As a result, we recorded a restructuring charge of $40,000.
  Severance for employees notified of termination in the second quarter of fiscal 2004 ($63,000 of restructuring expense) – During the second quarter, 22 employees were notified of their involuntary termination in conjunction with the closure of a store in Oregon, and as of June 26, 2004, all benefits had been paid to the employees.
  Accretion expense on lease-related liabilties ($203,000 of restructuring expense) - Accretion expense accrued during the quarter on reserves for lease-related liabilities that have been calculated using the net present value of the minimum lease payments (net of sublease income) resulted in additional restructuring expense of $203,000.

In addition to the net restructuring income described above, management also identified during the second quarter of fiscal 2004 net asset impairment charges of $517,000 in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets for one store held for use. Store assets became impaired during the quarter because the projected cash flows of the store were not sufficient to fully recover the carrying value of the store’s long-lived assets, and, therefore, recorded an asset impairment charge of $591,000. In determining whether an impairment exists, the Company estimates the store’s future cash flows on an undiscounted basis, and if the cash flows are not sufficient to recover the carrying value, then we use a discounted cash flow based on a risk-adjusted discount rate, to adjust its carrying value of the assets and records a provision for impairment as appropriate. We believe the weak performance of the store was caused by increased competition. We continually reevaluate our stores’ performance to monitor the carrying value of its long-lived assets in comparison to projected cash flows. In addition, during the second quarter, we received insurance proceeds as reimbursement for property losses and incremental expenses incurred during the first quarter of 2003 caused by a roof collapse at a support facility in Federal Heights, Colorado. The support facility had been previously identified for closure during the fourth quarter of fiscal 2001, and the carrying value of its fixed assets were written off as an impairment charge at that time. Therefore, we recorded a gain in the amount of the insurance proceeds received for property losses of $74,000.

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
  Severance for employees notified of termination during the first quarter ($28,000 of restructuring expense) - During the first quarter, 26 employees were terminated in conjunction with the closing of a store in West Palm Beach, Florida. The employees were notified of their involuntary termination during the first quarter of fiscal 2004, and as of June 26, 2004, all benefits had been paid to terminated employees.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt for the six months ended June 28, 2003 was $186,000 due to the refinancing of the credit facility, which required the write off of the unamortized debt costs associated with the old facility.

Interest Income. Interest income for the three and six months ended June 26, 2004 and June 28, 2003 remained relatively constant at 0.1% of sales. We expect interest income to increase significantly as proceeds from the debentures are invested.

Interest Expense. Interest expense for the three months ended June 26, 2004 decreased 35.8% to $540,000 from $842,000 in the same period in fiscal 2003, due to an overall decrease in borrowings under our credit facility as well as the expiration of the interest rate swap in August 2003, which increased second quarter 2003 interest expense by $409,000. Interest expense for the six-month period ended June 26, 2004 decreased 56% to $807,000 from $1.8 million for the same period in fiscal 2003, for the reasons discussed above.  Interest expense for fiscal 2004 is expected to be approximately the same as in fiscal 2003.

Income Tax Expense. For the three months ended June 26, 2004, we recorded $227,000 of income tax expense, as a result of income before income taxes of $590,000 during the period. Income tax expense for the six months ended June 26, 2004 is $1.7 million as a result of income before taxes of $4.4 million during the same period. We expect the effective tax rate on income from continuing operations will be in the range of 38.0% to 38.5% for fiscal 2004. See "Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources" below.

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
  Self-insurance reserves
  Reserves for contingencies and litigation

We believe the following critical accounting policies affect our most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no changes during the second quarter of 2004 in the selection or application of these policies.

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

We maintain allowances for excess or unsaleable inventory as a percentage of our gross inventory balance based on historical experience and assumptions about market conditions. We have continued to improve inventory turns during the second quarter of 2004, which has mitigated the risk of unsaleable inventory, however, if actual market conditions are less favorable than those projected by management, or if we expand our forward buying of inventory, which will increase our inventory levels, then additional inventory write-downs may be required.

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

Liquidity and Capital Resources

Our primary sources of capital have been cash flow from operations (which includes trade payables), bank indebtedness, and the sale of equity securities. In addition to these, we have also raised an additional $112.3 million, net of sales commissions, in capital through the issuance of contingent convertible senior debentures in a private placement in June 2004, as discussed below. Primary uses of cash have been the financing of new store development, new store openings, relocations, remodels and acquisitions and repayment of debt.

Net cash provided by operating activities increased to $23.6 million during the first six months of fiscal 2004, as compared to $21.8 million during the same period in fiscal 2003. This increase is due to higher net earnings after adding back non-cash items as well as improvement in net working capital management in 2004.

Net cash used in investing activities of $28.5 million during the first six months of fiscal 2004 was greater than the $13.3 million reported during the same period in fiscal 2003, due to the increase in store construction in 2004.

Net cash provided by financing activities was $53.4 million during the first six months of fiscal 2004 as compared to a $4.7 million use of cash during the same period in fiscal 2003. The increase in cash flows from financing activities is the direct result of a $115 million private debenture offering completed in June 2004 as discussed below.

For the six months ended June 26, 2004, we recorded $1.7 million of income tax expense, as a result of income before income taxes of $4.4 million during the period. We have a $17.6 million net deferred tax asset, primarily as a result of net operating loss carry-forwards and temporary differences relating to restructuring and asset impairment charges. The recoverability of the remaining net deferred tax asset is primarily dependent upon our generation of sufficient taxable income in the future. We have established a valuation allowance for certain state net operating loss carry-forwards, which we believe will not result in a future realizable tax benefit based upon projected taxable income in those states during the carry forward period. Although realization of the remaining net deferred tax asset is not assured, we have concluded that a valuation allowance is not required, as it is more likely than not that we will be able to realize a tax benefit through the generation of future taxable income. Our assessment is based upon projections that assume we will at least maintain its current store contribution margin, and aggregate sales growth experienced over the past five years, which would generate sufficient taxable income to realize the full amount of the deferred tax asset. We believe that the sales, gross margin, store contribution margin, and selling, general and administrative expenses assumptions in its financial projections are reasonable and, more likely than not, attainable. We will continue to assess the recoverability of the remaining net deferred tax asset, and to the extent it is determined in the future that an additional valuation allowance is required, it will be recognized as a charge to earnings at that time.

Contingent Convertible Senior Debentures. In June 2004, we issued $115 million aggregate principal amount of 3.25% Convertible Senior Debentures due May 15, 2034 in a private placement. Of the $115.2 million in total proceeds, we used $25.0 million to repurchase 1,977,800 shares of our common stock, $31.2 million to repay the outstanding balance on our credit facility, and approximately $3.6 million to pay related debt issuance costs. We intend to use the remaining proceeds to accelerate our store growth plans and for general corporate purposes.

The debentures bear interest at the annual rate of 3.25%, payable semiannually on May 15 and November 15 of each year until May 15, 2011, after which date no regular interest will be due. During the period commencing May 20, 2011 and ending November 14, 2011, if the average trading price of the debentures for the last five trading-days immediately preceding May 20, 2011, equals 125% or more or the principal amount of the debenture, and thereafter for a six-month period if the average trading price during the five trading-days prior to the period equals or exceeds 125%, we will pay contingent interest of 0.25% of the average trading price of the debentures during the five-day trading period.

The debentures are convertible into our common stock prior to maturity at the option of the holders under the following circumstances: (1) during any calendar quarter commencing after June 30, 2004 and before March 31, 2029, if the last reported sale price of our common stock is greater than or equal to 130% of the conversion price of $17.70 per share; (2) at any time on or after April 1, 2029 if the last reported sale price of our common stock on any date on or after March 31, 2029 is greater than or equal to 130% of the conversion price; (3) subject to certain limitations, during the five-business day period after any five consecutive trading-day period in which the trading price per debenture for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of our common stock; (4) if we call the debentures for redemption; (5) upon the occurrence of certain corporate transactions; or (6) if we obtain credit ratings for the debentures, at any time when the credit ratings assigned to the debentures are below specified levels. The debentures are initially convertible into 56.5099 shares of our common stock per $1,000 principal amount, which is equivalent to $17.70 per share, for a total initial conversion into 6,498,639 shares. Upon conversion, we have the right to deliver, in lieu of common stock, cash or any combination of cash and common stock. Pursuant to the underwriting agreement and within 90 days of issuance, we intend to file a shelf registration statement covering resales of the debentures and the common stock issuable upon conversion thereof.

On or after May 20, 2011, we may redeem for cash some or all of the debentures at any time and from time to time, for a price equal to 100% of the principal amount of the debentures plus accrued and unpaid contingent interest, if any. Holders have the right to require the Company to repurchase any or all debentures for cash, at a repurchase price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest on: (1) May 15, 2011, May 15, 2014, and May 15, 2024; and (2) the occurrence of change in control (as defined in the debenture).

The debentures are unsecured and unsubordinated obligations, and rank equal in priority with all of our existing and future unsecured and unsubordinated indebtedness and senior in right of payment to all of our subordinated indebtedness.

The debentures will effectively rank junior to any of our secured indebtedness and any of our indebtedness that is guaranteed by our subsidiaries. Payment of principal and interest on the debentures will be structurally subordinated to the liabilities of our subsidiaries.

Credit Facility. Our credit facility has a $95 million limit and has a three-year term with a one-year renewal option. Under the facility, we have the option to increase the total facility to $135.0 million through the addition of new lenders and through the agreement of the current lending group to increase their total commitments.

As part of the credit facility, we have given our lenders collateral in the form of cash, equipment and fixtures, inventory and other assets. We have also granted leasehold mortgages in those leasehold interests previously mortgaged to secure our former credit facility, although we have no obligation to provide a security interest in any new leaseholds. In connection with the private debt offering in June 2004, the credit facility was amended in the second quarter to, among other things, (1) increase the maximum allowable leverage ratio, (2) permit the repurchase of the Company’s common stock, within specified limits, (3) increase the annual limits on capital expenditures and new leases, (4) raise the limit on the value of acquisitions and divestitures the Company can make without the consent of the lending group, and (5) increase the maximum percentage rate to either prime plus 0.1% or one month LIBOR plus 2.5%. The credit agreement was subsequently amended in August 2004 to further increase the maximum allowable leverage ratio. The amendment requires that the Company maintain a minimum cash balance, net of letters of credit and outstanding borrowings under the credit facility, of $25 million through the end of the second quarter of fiscal 2005.

The interest rate on the facility is currently either prime plus 1.0% or one-month LIBOR plus 2.5% at our election, and the rates modify depending on the ratio of average total funded debt, as defined under the credit facility, plus six times rent expense, to EBITDAR for the four fiscal quarter periods then ended, as calculated on our quarterly compliance certificate. Additionally, we are charged a commitment fee on the unused portion of the line ranging from 0.25% to 0.5% based on performance objectives as defined in the credit agreement. The outstanding balance on the credit facility was repaid in June 2004 from the proceeds of the private debenture issuance.  There were no outstanding borrowings under the credit facility and three letters of credit outstanding totaling $7.3 million as of June 26, 2004. The balance outstanding on the credit facility as of June 28, 2003 was $39.9 million. As our new store growth accelerates, we expect that our cash requirements for 2004 and 2005 will be primarily satisfied from the proceeds of the private debenture issuance as well as cash generated from operations.

Capital Expenditures. We spent approximately $15.8 million during the second quarter and $29.5 million during the first six months of fiscal 2004 for new store construction, remodels and other capital expenditures. Our average capital expenditures to open a leased store, including leasehold improvements, equipment and fixtures, have ranged from approximately $2.0 million to $5.0 million historically, excluding inventory costs and initial operating losses. We anticipate that the average capital expenditures to open a natural foods supermarket format store will be $2.1 million to $3.9 million in the future; however, our ability to negotiate turnkey leases in the future will result in substantially lower capital expenditure per store, in return for a slightly higher rent rate over the lease term. Our average capital expenditures to open a farmers market format store are estimated at $1.6 million to $3.0 million in the future. Delays in opening new stores may result in increased capital expenditures and increased pre-opening costs for the site, as well as lower than planned sales for the Company.

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

As previously noted, outstanding borrowings on the credit facility were paid with the proceeds of the debenture issuance in June 2004. However, should we begin drawing on the credit facility for additional capital, our exposure to interest rate changes would be primarily related to our variable rate debt issued under our credit facility. The total commitment available is $95.0 million under a revolving line of credit, with a three-year term expiring February 25, 2006. The interest rate on the credit facility is currently either prime plus 1.0% or one-month LIBOR plus 2.5%, at our election, and the rates modify depending on the ratio of average total funded debt, as defined under the credit facility, plus six times rent expense, to EBITDAR for the four fiscal quarter periods then ended, as calculated on our quarterly compliance certificate. Because the interest rate on the facility is variable, based upon the prime rate or LIBOR, the Company's interest expense and net income would be affected by interest rate fluctuations.

In September 2000, as required by our former credit facility, we entered into an interest rate swap to hedge its exposure on variable rate debt positions. Variable rates are predominantly linked to LIBOR as determined by one-month intervals. The interest rate provided by the swap fixed one-month LIBOR at 6.7%. At June 28, 2003, the notional principal amount of the interest rate swap agreement was $30.0 million, and expired in August 2003. There is no obligation to renew the swap under the refinanced facility. The notional amount is the amount used for the calculation of interest payments that are exchanged over the life of the swap transaction on the amortized principal balance.

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

Changes in Internal Control Over Financial Reporting. During the fiscal quarter ended June 26, 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In September 2002, the Company filed suit against Michael Gilliland and Elizabeth Cook, former officers and directors and greater than 5% stockholders of the Company, together with two individuals and three limited liability corporations, for a temporary restraining order and damages related to a breach of Mr. Gilliland’s non-competition covenant, contained in his 1996 employment agreement, arising from the opening of a competitive grocery store in New Mexico. The lawsuit was captioned Wild Oats Markets, Inc. v. Michael C. Gilliland, Elizabeth C. Cook, Mark R. Clapp; Patrick Gilliland, Westside Farmer’s Market LLC, Westside Liquors LLC and Milagro Cafe LLC. A related suit was filed against Mr. Gilliland and his brother, Patrick Gilliland, for misappropriation of trade secrets and insider trading related to Patrick Gilliland’s postings on a financial chat. The parties agreed to settle these two lawsuits in July 2004. The settlement includes the disclosure to the Company of sources of certain information obtained by defendants, a return of proprietary information to the Company, mutual release of claims and the dismissal of the two suits.

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

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities.

The Company completed its private offering of $115.0 million in principal amount of 3.25% Convertible Senior Debentures due May 15, 2034 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Total proceeds from the issuance were $115.2 million. The Company used the proceeds as follows: (1) $25.0 million - purchase of 1,977,800 outstanding shares of its common stock, at market value, (2) $31.2 million – repayment of outstanding balance of the credit facility, (3) $2,875,000 - underwriters’ commission and (4) $706,000 - legal fees and auditor costs. The Company intends to use the remaining net proceeds to accelerate store growth plans and execute initiatives designed to drive sales and customer traffic. The underwriters to whom the convertible debentures were sold are J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint book-running managers, and Wells Fargo Securities LLC (together, the "Underwriters"). The debentures will be convertible into the Company’s common stock, at the option of the holders, at an initial rate equivalent to a conversion price of $17.70 per share. The debentures may be redeemed by the Company beginning on May 20, 2011. Under a registration rights agreement with the Underwriters, the Company has agreed for the benefit of the holders of the debentures and the common stock issuable upon conversion of the debentures that the Company will, at Company cost, no later than the 90th day after the original date of issuance of the debentures, file a shelf registration statement covering resales of the debentures and the common stock issuable upon conversion thereof pursuant to Rule 415 of the Securities Act of 1933, as amended.

The following table contains certain information concerning the Company’s purchase of certain outstanding shares of its common stock on June 1, 2004:

Issuer Purchases Of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
June 1, 2004[1]	1,977,800[2]	$12.64	1,977,800[3]	0

1 The private offering concluded June 2, 2004.

2 Purchase of Company common stock during private offering of $115 million in principal amount of 3.25% Convertible Senior Debentures due May 15, 2034.

3 Report dated May 25, 2004 on Form 8-K, reported under Item 5, "Other Events and Regulation FD Disclosure" announcing the Company’s intent to sell convertible senior debentures.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on May 6, 2004, the Company’s stockholders elected each of the following directors to the Company’s Board of Directors for a three-year term: Brian Devine, Stacey Bell and John Shields. The following number of votes were cast for and against the election of the directors:

Director	For	Withheld
Brian Devine	27,010,242	922,331
Stacey Bell	27,023,259	909,314
John Shields	25,563,324	2,369,349

The remaining directors whose terms continue after the meeting date are Ann-Marie Austin-Stephens, David Chamberlain, David Gallitano, Perry Odak and Mark Retzloff.

The Company’s stockholders ratified the selection of Ernst & Young, LLP as independent accountants for the Company for its fiscal year ended January 1, 2005. The shareholders voted for the ratification by the following number of votes:

For	Against	Abstain	Broker Non-Votes
27,727,905	181,700	22,968	0

Item 5. Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:
	Exhibit 10.1**	Amended Certificate of Designations of Series A Junior Participating Preferred Stock of Wild Oats Markets, Inc. (1)
	Exhibit 10.2**	First Amendment to Second Amended and Restated Credit Agreement, dated as of May 21, 2004, by and among Wild Oats Markets, Inc., the lenders identified therein and Wells Fargo Bank, National Association, as administrative agent.(1)
	Exhibit 10.3+	Second Amendment to Second Amended and Restated Credit Agreement, dated as of August 3, 2004, by and among Wild Oats Markets, Inc., the lenders identified therein and Wells Fargo Bank, National Association, as administrative agent.
	Exhibit 31.1+	CEO Certification under Section 302 of Sarbanes-Oxley Act of 2002
	Exhibit 31.2+	CFO Certification under Section 302 of Sarbanes-Oxley Act of 2002
	Exhibit 32.1+	CEO Certification under Section 906 of Sarbanes-Oxley Act of 2002
	Exhibit 32.2+	CFO Certification under Section 906 of Sarbanes–Oxley Act of 2002

(b)	Reports on Form 8-K:
	(1)	Report dated May 5, 2004 on Form 8-K, reported under Item 12, "Results of Operations and Financial Conditions" regarding Registrant’s results of operations and financial condition for the period ended March 26, 2003.
	(2)	Report dated May 25, 2004 on Form 8-K, reported under Item 5, "Other Events and Regulation FD Disclosure" announcing Registrant’s intent to sell convertible senior debentures, amendment to the Registrant’s existing credit facility and amendment to the Certificate of Designations relating to the Registrant’s Series A Junior Participating Preferred Stock.
	(3)	Report dated May 26, 2004 on Form 8-K, reported under Item 5, "Other Events and Regulation FD Disclosure" announcing the pricing of $100 million principal amount of the convertible senior debentures due 2034, and Registrant’s grant to the initial purchasers of an option to purchase up to an additional $15 million principal amount of the debentures.
	(4)	Report dated June 2, 2004 on Form 8-K, under Item 5, "Other Events and Regulation FD Disclosure" announcing the completion of the Registrant’s offering of convertible senior debentures, and Item 7 "Financial Statements and Exhibits", and attaching the press release related thereto.
** Previously filed.
+ Included herewith.
(1) Incorporated by reference from the Registrant’s report dated May 25, 2004 on Form 8-K.   (File No. 0-21577).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, County of Boulder, State of Colorado, on the 5th day of August 2004.

Wild Oats Markets, Inc.
(Registrant)

By: /s/ Edward F. Dunlap
Edward F. Dunlap
Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)