Form 10-Q
period 2004-09-25
WILD OATS MARKETS INC
filed 2004-11-04
CIK 909990

TABLE OF CONTENTS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 0-21577

WILD OATS MARKETS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1100630
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
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

  Yes       ( X )       No      ( )

As of November 1, 2004, there were 28,484,901 shares outstanding of the Registrant's Common Stock (par value $.001 per share).

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

WILD OATS MARKETS, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	September 25,	December 27,
	2004	2003

	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$ 28,068	$ 17,400
Short term investments	26,299	-
Inventories, net of reserves	53,059	46,621
Accounts receivable, net of allowance for doubtful accounts	2,701	4,038
Income tax receivable	81	261
Prepaid expenses and other current assets	1,202	2,192
Deferred tax asset	8,106	6,340

Total current assets	119,516	76,852

Property and equipment, net	151,659	130,989
Goodwill, net	106,084	106,404
Other intangible assets, net	6,692	6,976
Deposits and other assets	6,341	2,932
Deferred tax asset	12,608	12,438

	$ 402,900	$ 336,591

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 55,835	$ 47,529
Book overdraft	21,534	26,727
Accrued liabilities	45,731	42,998
Current portion of capital leases	27	14

Total current liabilities	123,127	117,268

Long-term debt and capital leases	115,190	30,179
Other long-term obligations	13,674	14,058
Total liabilities	251,991	161,505

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 60,000,000 shares authorized, 30,462,534 and 30,063,421 shares issued, respectively	30	30
Treasury stock, at cost: 1,977,800 shares as of September 25, 2004	(24,999)	-
Additional paid-in capital	221,878	217,400
Note receivable, related party	(11,262)	(10,815)
Accumulated deficit	(35,122)	(31,777)
Accumulated other comprehensive income	384	248

Total stockholders’ equity	150,909	175,086

	$ 402,900	$ 336,591

The accompanying notes are an integral part of the consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Operations

(in thousands, except per-share data) (unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	Sept 25, 2004	Sept 27, 2003	Sept 25, 2004	Sept 27, 2003

Sales	$ 250,739	$ 237,028	$ 766,231	$ 715,263
Cost of goods sold and occupancy costs	181,864	168,158	547,070	504,312

Gross profit	68,875	68,870	219,161	210,951
Operating expenses:
Direct store expenses	57,898	53,114	171,212	154,305
Selling, general and administrative expenses	15,517	15,472	45,456	48,246
Loss on disposal of assets	192	661	170	2,029
Pre-opening expenses	1,399	616	3,500	1,639
Restructuring and asset impairment charges (income), net	2,124	134	2,289	(1,747)

(Loss) income from operations	(8,255)	(1,127)	(3,466)	6,479

Loss on early extinguishment of debt	-	-	-	(186)
Interest income	370	199	778	554
Interest expense	(1,179)	(484)	(1,986)	(2,319)

(Loss) income before income taxes	(9,064)	(1,412)	(4,674)	4,528
Income tax (benefit) expense	(2,999)	(551)	(1,329)	1,766

Net (loss) income	$ (6,065)	$ (861)	$ (3,345)	$ 2,762

Net (loss) income per common share:
Basic	$ (0.21)	$ (0.03)	$ (0.11)	$ 0.09
Diluted	$ (0.21)	$ (0.03)	$ (0.11)	$ 0.09

Weighted average common shares outstanding, basic	28,458	29,898	29,480	29,792
Dilutive effect of stock options and restricted stock units	-	-	-	377

Weighted average common shares outstanding, assuming dilution	28,458	29,898	29,480	30,169

The accompanying notes are an integral part of the consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Comprehensive (Loss) Income

(in thousands) (unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	Sept 25,	Sept 27,	Sept 25,	Sept 27,
	2004	2003	2004	2003

Net (loss) income	$ (6,065)	$ (861)	$ (3,345)	$ 2,762

Other comprehensive income (loss):
Foreign currency translation adjustments arising during the period	346	80	127	568
Unrealized gain on available-for-sale securities, net of tax of $5 and $5, respectively	7	-	7	-
Recognition of hedge results to interest expense during the period, net of tax of $51and $367, respectively	-	85	-	613
Change in market value of cash flow hedge during the period, net of tax of $12	-	-	-	(20)

Other comprehensive income	353	165	134	1,161

Comprehensive (loss) income	$ (5,712)	$ (696)	$ (3,211)	$ 3,923

The accompanying notes are an integral part of the consolidated financial statements

WILD OATS MARKETS, INC.

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	NINE MONTHS ENDED

	Sept 25,	Sept 27,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$ (3,345)	$ 2,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,745	16,764
Loss on disposal of property and equipment	170	2,029
Deferred tax (benefit) expense	(1,927)	1,396
Non-cash restructuring and asset impairment expense (income), net	2,251	(1,747)
Income tax benefit of employee stock option exercises	445	239
Other	(447)	79
Change in assets and liabilities:
Inventories, net	(6,630)	1,500
Receivables, net, and other assets	3,308	533
Accounts payable	10,930	5,698
Accrued liabilities	1,068	(3,051)

Net cash provided by operating activities	24,568	26,202

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(42,980)	(22,070)
Purchase of short term investments	(26,287)	-
Proceeds from sale of property and equipment	988	326

Net cash used in investing activities	(68,279)	(21,744)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under line-of-credit agreement	(30,179)	(6,700)
Net decrease in book overdraft	(5,215)	(489)
Repayments on long-term debt and capital leases	(50)	(37,102)
Proceeds from long term debt	115,150	37,879
Purchase of treasury stock	(24,999)	-
Payment of debt issuance costs	(3,866)	(721)
Proceeds from issuance of common stock, net	3,370	2,455

Net cash provided by (used in) financing activities	54,211	(4,678)

Effect of exchange rate changes on cash	168	64

Net increase (decrease) in cash and cash equivalents	10,668	(156)
Cash and cash equivalents at beginning of period	17,400	11,367

Cash and cash equivalents at end of period	$ 28,068	$ 11,211

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Equipment acquired through capital lease	$ 105

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

The consolidated balance sheet as of September 25, 2004, the consolidated statements of operations and comprehensive (loss) income for the three months and nine months ended September 25, 2004 and September 27, 2003, as well as the consolidated statements of cash flows for the nine months ended September 25, 2004 and September 27, 2003 have been prepared without an audit. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement thereof, have been made.

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

The unaudited information included in the consolidated financial statements for the three months and nine months ended September 25, 2004 and September 27, 2003 include the results of operations of the Company for the 13 weeks and 39 weeks then ended.

2.	Short-Term Investment Policy

The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

3.	Stock-Based Compensation

At September 25, 2004, the Company had six stock-based employee compensation plans, which are described more fully in Note 9 – Stock Plans and Options in our fiscal 2003 Annual Report filed on Form 10-K for the period ended December 27, 2003. These plans allow for awards of both stock options and restricted stock units ("RSUs"). The Company accounts for those plans in accordance with the intrinsic value based method in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Some stock-based compensation expense is reflected in net income for options issued at a discount and for RSUs issued as Board of Directors’ compensation. All other options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant; therefore, no stock-based compensation expense is reflected in net income for these grants. Also reflected in results of operations for the fiscal years to date ended September 25, 2003, and September 27, 2004, respectively, is compensation expense of $315,000 and $182,000, respectively, relating to the extension of the option exercise period beyond Company-imposed blackout periods for previously granted stock options held by retiring members of the Board of Directors.

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

	THREE MONTHS ENDED		NINE MONTHS ENDED

	Sept 25, 2004	Sept 27, 2003	Sept 25, 2004	Sept 27, 2003

Net (loss) income, as reported	$ (6,065)	$ (861)	$ (3,345)	$ 2,762
Add: Stock-based compensation expense included in reported net income, net of tax	78	24	414	179
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(286)	(727)	(1,776)	(2,136)

Pro forma net income (loss)	$ (6,273)	$ (1,564)	$ (4,707)	$ 805

Earnings (loss) per share:
Basic – as reported	$ (0.21)	$ (0.03)	$ (0.11)	$ 0.09

Basic – pro forma	$ (0.22)	$ (0.05)	$ (0.16)	$ 0.03

Diluted – as reported	$ (0.21)	$ (0.03)	$ (0.11)	$ 0.09

Diluted - pro forma	$ (0.22)	$ (0.05)	$ (0.16)	$ 0.03

In March 2004, the Financial Accounting Standards Board ("FASB") issued a proposed Statement, Share-Based Payment, which would be an amendment to SFAS 123. This proposed standard would require share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values, and would eliminate the Company's ability to continue accounting for share-based compensation transactions using the intrinsic method in APB Opinion No. 25. The FASB expects to issue a final standard late in 2004, which would be effective for the Company's third quarter of fiscal year 2005 reporting period. Wild Oats has not yet determined to what degree this proposed standard will impact its future earnings and earnings per share.

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

The debentures are callable and convertible into the Company’s common stock prior to maturity at the option of the holders under the following circumstances: (1) during any calendar quarter commencing after June 30, 2004 and before March 31, 2029, if the last reported sale price of our common stock is greater than or equal to 130% of the conversion price of $17.70 per share; (2) at any time on or after April 1, 2029 if the last reported sale price of our common stock on any date on or after March 31, 2029 is greater than or equal to 130% of the conversion price; (3) subject to certain limitations, during the five business-day period after any five consecutive trading-day period in which the trading price per debenture for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of the Company’s common stock; (4) if the Company calls the debentures for redemption; (5) upon the occurrence of certain corporate transactions; or (6) if the Company obtains credit ratings for the debentures, at any time when the credit ratings assigned to the debentures are below specified levels. The debentures are initially convertible into 56.5099 shares of the Company’s common stock per $1,000 principal amount, which is equivalent to $17.70 per share, for total initial underlying shares of 6,498,639. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or any combination of cash and common stock. Pursuant to the underwriting agreement and within 90 days of issuance, the Company intends to file a shelf registration statement covering resales of the debentures and the common stock issuable upon conversion thereof.

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

The debentures are unsecured and un-subordinated obligations, and rank equal in priority with all of the Company’s existing and future unsecured and un-subordinated indebtedness and senior in right of payment to all of its subordinated indebtedness. The debentures will effectively rank junior to any of the Company’s secured indebtedness and any of its indebtedness that is guaranteed by its subsidiaries. Payment of principal and interest on the debentures will be structurally subordinated to the liabilities of the Company’s subsidiaries.

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

As part of the credit facility, the Company has given its lenders collateral in the form of cash, equipment and fixtures, inventory and other assets. The Company has also granted leasehold mortgages in those leasehold interests previously mortgaged to secure its former credit facility, although it has no obligation to provide a security interest in any new leaseholds. There are various financial covenants included as part of the original credit agreement which are as follows: (1) maximum allowable leverage ratio, (2) minimum fixed charge coverage ratio, (3) maximum allowable annual capital expenditures and (4) a minimum permitted stockholders’ equity balance. Amendments to the credit agreement have been made during 2004 to (a) modify the adjusted leverage and the fixed charge ratios, (b) increase the maximum interest rate, and (c) require the Company to maintain through June 2005 minimum cash and cash equivalents balances (as defined per the agreement) of $25 million, net of letters of credit and outstanding borrowings under the credit facility, with the minimum required balances decreasing to $10 million beginning July 2005 and continuing through the remaining term of the agreement.

The interest rate on the facility is currently either prime plus 1.0% or one-month LIBOR plus 2.75% at the Company’s election, and the rates modify depending on the ratio of average total funded debt, as defined under the credit facility, plus six times rent expense, to earnings before interest, taxes, depreciation, amortization and rent ("EBITDAR") for the four fiscal quarter periods then ended, as calculated on the Company’s quarterly compliance certificate. Additionally, the Company is charged a commitment fee on the unused portion of the line ranging from 0.625% to 0.75% based on performance objectives as defined in the credit agreement. The outstanding balance on the credit facility, other than for outstanding letters of credit, was repaid in June 2004 from the proceeds of the private debt issuance. There is no outstanding credit facility balance as of September 25, 2004. The balance outstanding, other than outstanding letters of credit, on the credit facility as of December 27, 2003 was $30.2 million. As the Company’s new store growth accelerates, it expects its cash requirements for 2004 and 2005 will be primarily satisfied from the proceeds of the private debenture issuance as well as cash generated from operations.

The Company is currently, and expects to remain, in compliance with the monthly and quarterly financial covenants in the credit agreement. In the event that business conditions worsen, management has identified contingency actions to enable the Company to remain in compliance with the financial covenants. Even if the Company remains in compliance with its monetary covenants, a technical default could result due to a breach of the financial covenants. In the absence of a waiver or amendment to such financial covenants, such non-compliance would constitute a default under the credit agreement, and the lenders would be entitled to accelerate the maturity of the indebtedness outstanding thereunder. In the event that such non-compliance appears likely, or occurs, the Company will seek approval, as it has in the past, from the lenders to renegotiate financial covenants and/or obtain waivers, as required. However, there can be no assurance that future amendments or waivers will be obtained.

6.	Derivatives and Hedging Activities

In accordance with the Company’s interest rate risk-management strategy and as required by the terms of the Company’s prior credit facility, in September 2000, the Company entered into a swap agreement to hedge the interest rate on $30.0 million of its borrowings as of March 29, 2003. The swap agreement locked in a one-month LIBOR rate of 6.7% and expired in August 2003. There was no obligation to renew the swap under the current facility. No interest rate swap agreements are outstanding as of September 25, 2004.

The Company does not have any derivative financial instruments as of September 25, 2004 that meet the criteria of SFAS 133, as amended.

7.	Earnings Per Share

Earnings per share are calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, except where the effect of their inclusion would be anti-dilutive. Anti-dilutive stock options of 1,190,480 and 1,533,438 for the three months and 614,830 and 1,219,048 for the nine months ended September 25, 2004 and September 27, 2003, respectively, were not included in the earnings per share calculations.

The Emerging Issue Task Force ("the Task Force") of the Financial Accounting Standards Board reached a conclusion on Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. The Task Force has concluded that contingently convertible debt should be included in diluted earnings per share computations using the if-converted method regardless of whether any of the conversion contingencies have been met, which would represent a significant change in current accounting practice. If the Company had used the if-converted method in calculating diluted earnings per share for the quarter and nine months ending September 25, 2004, the effect would be anti-dilutive.

8.	Goodwill and Finite Lived Intangible Assets

During the third quarter of 2004, no goodwill was recognized as a result of acquisitions, no goodwill was impaired and no other changes in the carrying amount of goodwill occurred.

Other intangible assets consist of the following (in thousands):

	September 25	December 27,
	2004	2003

Leasehold interests	$ 8,905	$ 9,045
Less accumulated amortization	(2,472)	(2,240)

	6,433	6,805
Liquor licenses	259	171

	$ 6,692	$ 6,976

Amortization expense related to finite lived intangible assets was $113,000 and $121,000 for the three months and $364,000 and $362,000 for the nine months ended September 25, 2004 and September 27, 2003, respectively. The estimated amortization of finite lived intangible assets for each of the five fiscal years ending in fiscal 2008 is as follows (in thousands):

FISCAL YEAR	AMORTIZATION EXPENSE

2004	$ 481
2005	$ 491
2006	$ 475
2007	$ 471
2008	$ 461

9.	Restructuring and Asset Impairment Charges (Income)

During the third quarter of fiscal 2004, the Company recorded net restructuring and asset impairment charges of $2,124,000 consisting of the following components:

Change in estimate related to lease-related liabilities for sites previously identified for closure or sale	$ 348,000
Lease-related liability for sites closed during the quarter	545,000
Severance for employees terminated during the third quarter of fiscal 2004	614,000
Accretion expense on lease related liabilities	166,000
Asset impairment charges	451,000

Total restructuring and asset impairment expense	$ 2,124,000

Details of the significant components are as follows:

  Changes in estimate related to lease-related liabilities for sites previously identified for closure or sale ($348,000 of charges) – During the third quarter of 2004, the Company was notified that a subtenant in Ft. Collins, Colorado would not renew its sublease upon its expiration in December of 2004. The loss of the subtenant will require that the Company pay lease payments of $153,000, which had previously been paid by the sublessee. The Company incurred additional brokerage fees of $110,000 from a sublease agreement reached during second quarter 2004 for a vacant site in Missouri. The Company has also incurred additional interest and settlement costs of $85,000 related to litigation involving a Phoenix, Arizona location. Based on these changes in facts and circumstances and the related changes in estimates, the Company adjusted remaining lease-related liabilities previously recorded for these locations and recognized net restructuring loss of $348,000 during the third quarter of fiscal 2004.

  Lease-related liability for site(s) closed during the third quarter ($545,000 of restructuring expense) - During the third quarter of 2004, the Company closed a store in Colorado Springs, Colorado and in Vancouver, Washington as part of relocations to new sites.

  Severance for employees notified of termination in the third quarter of fiscal 2004 ($614,000 of restructuring expense) – During the third quarter of 2004, 67 employees were notified of their involuntary termination in connection with the closure of two stores and as part of a restructuring plan to streamline the Company’s operations. As of September 25, 2004, $250,000 in benefits had been paid to the employees.

  Accretion expense on lease-related liabilties ($166,000 of restructuring expense) - Accretion expense accrued during the third quarter on reserves for lease-related liabilities that have been calculated using the net present value of the minimum lease payments (net of sublease income) resulted in additional restructuring expense of $166,000.

In addition to the net restructuring expense described above, management also identified during the third quarter of fiscal 2004 net asset impairment charges of $451,000 in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets for two stores held for use. Store assets became impaired during the quarter because the projected cash flows of the stores were not sufficient to fully recover the carrying value of the stores’ long-lived assets. The Company believes the weak performance of the stores were caused by increased competition. In determining whether an impairment exists, the Company estimates the store’s future cash flows on an undiscounted basis, and if the cash flows are not sufficient to recover the carrying value, then the Company uses a discounted cash flow based on a risk-adjusted discount rate, to adjust its carrying value of the assets, and records a provision for impairment as appropriate. The Company continually reevaluates its stores’ performance to monitor the carrying value of its long-lived assets in comparison to projected cash flows.

For the three fiscal quarters ending September 25, 2004, the Company recorded net restructuring and asset impairment charges of $2,289,000 consisting of the following components:

Change in estimate related to lease-related liabilities for sites previously identified for closure or sale	$ (338,000)
Lease-related liability for site closed during the quarter	585,000
Severance for employees terminated during the second quarter of fiscal 2004	705,000
Accretion expense on lease related liabilities	369,000
Asset impairment charges	968,000

Total restructuring and asset impairment expense	$ 2,289,000

Details of the significant components are as follows:

  Changes in estimate related to lease-related liabilities for sites previously identified for closure or sale ($338,000 of restructuring income) – During the first quarter of 2004, the Company determined that additional time would be needed to dispose of certain lease obligations for vacant sites, resulting in restructuring expense of $236,000. During the second quarter, the Company recognized net restructuring income of $922,000, as a result of the following: the Company secured a viable subtenant for a vacant site, resulting in a reversal of $1.5 million of the net restructuring charge previously recorded; increased estimated reserve by $298,000 because information indicated the likelihood of receiving continued sublease income from a current subtenant was remote; and increased estimated reserves by $316,000 for additional time needed to dispose of lease obligations for three vacant sites. In the third quarter of fiscal 2004, the Company was notified of nonrenewal by a subtenant and will be obligated for rental payments of $153,000 per year and had other changes in estimates totalling $195,000.

  Lease-related liabilities for sites closed year to date through September 25, 2004 ($585,000 of restructuring expense) - During the year to date through September 25, 2004, the Company closed three stores and accrued for lease termination costs and remaining lease obligations.

  Severance for employees notified of termination ($705,000 of restructuring expense) – During the year to date period ended September 25, 2004, 115 employees were notified of their involuntary termination in connection with four store closures and the Company’s structural reorganization. As of September 25, 2004, $341,000 of the benefits had been paid to the employees.

  Accretion expense on lease-related liabilities ($369,000 of restructuring expense) - Accretion expense accrued during the thirty-nine weeks ended September 25, 2004 on reserves for lease-related liabilities that had been calculated using the net present value of the minimum lease payments (net of sublease income) resulted in additional restructuring expense of $369,000.

In addition to the net restructuring expense described above, for the fiscal year to date ended September 25, 2004, the Company has recorded $968,000 in asset impairment charges related to three stores held for use.

During the fiscal quarter and year to date ended September 25, 2004 respectively, we incurred $968,000 and $3,439,000, and for the fiscal quarter and year to date ended September 27, 2003, respectively, $727,000 and $2.0 million of charges for accelerated depreciation related to planned store closures. These costs are included in the "Cost of Goods Sold and Occupying Costs" line of our Statements of Operations.

The following table summarizes accruals related to the Company’s historic restructuring (in thousands):

EXIT	2001 AND	Q4	Q3	Q1	Q2	Q3
PLANS	PRIOR	2002	2003	2004	2004	2004	TOTAL

Balance:
Dec 27, 2003	$ 10,732	$ 458	$ 181				$ 11,371

New accruals:
Severance				$ 28			28
Lease-related liabilities	200	36					236

Cash paid:
Severance		(13)	(26)	(15)			(54)
Lease-related liabilities	(246)	(476)	(35)				(757)

Balance:
March 27, 2004	$ 10,686	$ 5	$ 120	$ 13			$ 10,824

New accruals:
Severance					$ 63		63
Lease-related liabilities	(1,088)	298	70		41		(679)

Cash paid:
Severance		(5)	(14)	(13)	(52)		(84)
Lease-related liabilities	(449)	(27)	(35)				(511)

Balance:
June 26, 2004	$ 9,149	$ 271	$ 141	$ 0	$ 52		$ 9,613

New accruals:
Severance						$ 614	614
Lease-related liabilities	514					545	1,059

Cash paid:
Severance					(34)	(251)	(285)
Lease-related liabilities	(499)	(34)	(35)		(8)	(180)	(756)

Balance:
Sep 25, 2004	$ 9,164[1]	$ 237[1]	$ 106[1]	$ 0	$ 10[1]	$ 728[2]	$ 10,245[2]

Note:	1. The restructuring accrual balance consists of lease-related liabilities.
2. The restructuring accrual balance consists of lease-related liabilities and $364,000 for employee termination benefits.

As of September 25, 2004, the components of the accruals related to the Company’s restructuring activities are accrued liabilities of $3.3 million and other long-term obligations of $6.9 million.

10.	Income Taxes

The effective income tax rate of 28.4% for the nine months ended September 25, 2004 differed from the federal statutory rate of 35.0% primarily due to the expiration of certain charitable contribution carryforwards (-7.0%), state and foreign taxes (2.2%), permanent items (-1.1%), and other provision adjustments (.5%). For the nine months ended September 27, 2003, the difference between the effective rate of 39.0% and the statutory rate of 35.0% related primarily to the effects of state and foreign taxes.

For the nine months ended September 25, 2004, the Company recorded $1.3 million of income tax benefit, as a result of loss before income taxes of $4.7 million during the period. The Company has a $20.7 million net deferred tax asset, primarily as a result of net operating loss carry-forwards, and temporary differences relating to restructuring and asset impairment charges. The recoverability of the net deferred tax asset is primarily dependent upon the Company generating sufficient taxable income in the future. The Company has established a valuation allowances for certain state net operating loss and charitable contribution carry-forwards which the Company believes will not result in a future realizable tax benefit based upon projected taxable income during the carry-forward period. Although realization of the remaining net deferred tax asset is not assured, the Company has concluded that a valuation allowance is not required, as it is more likely than not that the Company will be able to realize a tax benefit through the generation of future taxable income. The Company's assessment is based upon projections, which assume the Company will at least maintain its current store contribution margin, and aggregate sales growth experienced over the past five years, which would generate sufficient taxable income to realize the full amount of the deferred tax asset. The Company believes that the sales, gross margin, store contribution margin, and selling, general and administrative expenses assumptions in its financial projections are reasonable and, more likely than not, attainable. The Company will continue to assess the recoverability of the remaining net deferred tax asset, and to the extent it is determined in the future that an additional valuation allowance is required, it will be recognized as a charge to earnings at that time.

11.	Change in Primary Distributor

During the fourth quarter of 2003, the Company and Tree of Life, Inc. ("TOL") agreed to terminate their primary distribution relationship, and in January 2004, the Company signed a five-year primary distribution agreement with United National Foods, Inc. ("UNFI"). The transition to UNFI was fully completed in March 2004. The agreement states that UNFI will pay the Company a conversion fee to cover the direct costs of the transition to UNFI along with certain incentives, which are payable over the period of the contract, subject to the Company meeting certain minimum purchase requirements.

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

Mark Retzloff, a member of the Company’s Board of Directors, is the President of Aurora Organic Dairy, which derives more than 5% of its revenues from the production and sale of organic milk to the Company under the Company’s private label.

13.	Contingencies

Wild Oats Markets Canada, Inc., as successor to Alfalfa’s Canada, Inc., a Canadian subsidiary of the Company, is a defendant in Helen Fakhri and Ady Aylon, as Representative Plaintiffs v. Alfalfa’s Canada, Inc., a class action suit brought in the Supreme Court, British Columbia, Canada by representative plaintiffs alleging to represent two classes of plaintiffs – those who contracted Hepatitis A allegedly through the consumption of food purchased at a Capers Community Market in the spring of 2002, and those who were inoculated against Hepatitis A as a result of news alerts by Capers and the Vancouver Health Authority. In the fourth quarter of 2003, the action was certified as a class action by the court. The Company filed an appeal and a hearing was held in September 2004. The appeal was denied in October 2004. The Company intends to vigorously defend both class certification and the suit itself. The Company is not able to estimate the potential outcome of the suit at this time.

In April 2000, the Company was named as defendant in S/H – Ahwatukee, LLC and YP - Ahwatukee LLC v. Wild Oats Markets, Inc., Superior Court of Arizona, Maricopa County, by a landlord alleging Wild Oats breached a continuous operations clause arising from the closure of a Phoenix, Arizona store. Plaintiff claimed $1.5 million for diminution of value of the shopping center plus accelerated rent, fees and $360,000 in attorneys’ fees and costs. After trial in November 2001, the judge awarded the plaintiff an aggregate $536,000 in damages and attorneys’ fees. The Company’s appeal of judgment was denied in the first quarter of fiscal 2004, and the Company filed a motion for reconsideration, which was denied. The Company filed a petition for review with the Arizona Supreme Court, which was denied. The Company recognized a charge to restructuring expense during the fourth quarter of 2003 in the amount of $705,000, including estimated attorney’s fees and estimated interest accrued on the judgment. That amount was increased by $85,000 in September 2004.

The Company continued its review of past administrative practices of its 401(k) retirement plan, and the results of the review were completed during the third quarter of fiscal 2004. As a result, the Company filed a voluntary correction plan with the Internal Revenue Service related to the 401(k) plan. Pursuant to the Company’s audit, the Company has determined that it is obligated to contribute an estimated $1.2 million inclusive of earnings, to correct certain past administrative practices dating back to 1999, of which $1.0 million has been included in direct store expense and $0.2 million in selling, general and administrative expense.

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

Item 2.  Management's Discussion And Analysis Of Financial Condition And Results Of Operations

This report on Form 10-Q contains certain forward-looking statements regarding our future results of operations and performance. Important factors that could cause differences in results of operations include, but are not limited to, the timing, execution and performance of new stores, relocations, remodels, sales and closures; the timing and impact of and response to promotional and advertising campaigns; the impact of competition; changes in product supply or suppliers; changes in management information needs; changes in customer needs and expectations; governmental and regulatory actions; general industry or business trends or events; changes in economic or business conditions in general or affecting the natural foods industry in particular; and competition for and the availability of sites for new stores and potential acquisition candidates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Forward-Looking Statements."

Overview

Wild Oats Markets, Inc. is one of the largest natural foods supermarket chains in North America. As of the date of this report, we operated 108 natural foods stores in 24 states and British Columbia, Canada primarily under four names:

  Wild Oats Natural Marketplace (nationwide)
  Henry’s Farmers Market (Southern California and Phoenix, Arizona)
  Sun Harvest Farms (Texas)
  Capers Community Market (British Columbia, Canada)

Executive Summary

In order to drive increased sales and customer traffic in our stores, we are developing new marketing initiatives, including marketing outside of traditional venues, to increase consumers’ understanding of our products and to build brand awareness. We continue to expand our line of private label line of products, including the Wild Oats(R) and the Henry’s Marketplace(R) branded products. We are currently testing the sale of Wild Oats branded products through Peapod LLC, a leading U.S. Internet grocer, in the Chicago metropolitan area, and are working with Stop & Shop Supermarket Company LLC, the largest food retailer in the northeastern U.S., to test a Wild Oats branded store-within-a-store concept in select test stores. We anticipate that such test will commence in the first half of 2005.

As of the end of the third quarter of fiscal 2004, we had 106 stores located in 24 states and Canada, as compared to 101 stores in 25 states and Canada at the end of the third quarter of fiscal 2003.

	TOTAL STORE COUNT
	Nine Months Ending	Nine Months Ending
	September 27, 2003	September 25, 2004

Store count at beginning of period	99	103
Stores opened	5	9
Stores closed	(3)	(5)
Stores sold	-	(1)

Store count at end of period	101	106

In the third quarter of fiscal 2004, we opened three new stores, one in metropolitan Cincinnati, Ohio and two in metropolitan Los Angeles, California, and closed stores in Colorado Springs, Colorado and Vancouver, Washington as part of relocation to new sites. After the close of the third quarter, we opened stores in Vancouver, Washington and Carmel, Indiana. In fiscal 2004, through the date of this report, we have opened eleven new stores, closed five stores (two of which were relocated to new stores and one of which subsequently reopened in a different format) and sold one store. In fiscal 2004, we have commenced remodeling and/or major resetting of 12 of our stores, one of which was completed in the third quarter of fiscal 2004.

Results of Operations

Our net loss for the third quarter of fiscal 2004 was $6.1 million, or $0.21 per diluted share, compared with a net loss of $861,000, or $0.03 per diluted share, in the same period in fiscal 2003. The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of sales and in dollars (in thousands - percentages may not add due to rounding):

	THREE MONTHS ENDED

	Sep 25,	Sep 25,	Sep 27,	Sep 27,
	2004	2004	2003	2003

Sales	$250,739	100.0%	$237,028	100.0%
Cost of goods sold and occupancy costs	181,864	72.5	168,158	70.9

Gross profit	68,875	27.5	68,870	29.1
Direct store expenses	57,898	23.1	53,114	22.4
Selling, general and administrative expenses	15,517	6.2	15,472	6.5
Loss on disposal of assets	192	0.1	661	0.3
Pre-opening expenses	1,399	0.6	616	0.3
Restructuring and asset impairment charges, net	2,124	0.8	134	0.1

Loss from operations	(8,255)	(3.3)	(1,127)	(0.5)
Interest income	370	0.1	199	0.1
Interest expense	(1,179)	(0.5)	(484)	(0.2)

Loss before income taxes	(9,064)	(3.6)	(1,412)	(0.6)
Income tax benefit	(2,999)	(1.2)	(551)	(0.2)

Net loss	$ (6,065)	(2.4)%	$ (861)	(0.4)%

	NINE MONTHS ENDED

	Sep 25,	Sep 25,	Sep 27,	Sep 27,
	2004	2004	2003	2003

Sales	$766,231	100.0%	$715,263	100.0%
Cost of goods sold and occupancy costs	547,070	71.4	504,312	70.5

Gross profit	219,161	28.6	210,951	29.5
Direct store expenses	171,212	22.3	154,305	21.6
Selling, general and administrative expenses	45,456	5.9	48,246	6.7
Loss on disposal of assets	170	0.0	2,029	0.3
Pre-opening expenses	3,500	0.5	1,639	0.2
Restructuring and asset impairment (income) charges, net	2,289	0.3	(1,747)	(0.2)

(Loss) income from operations	(3,466)	(0.5)	6,479	0.9

Loss on early extinguishment of debt	-	-	(186)	0.0
Interest income	778	0.1	554	0.1
Interest expense	(1,986)	(0.3)	(2,319)	(0.3)

Income (loss) before income taxes	(4,674)	(0.6)	4,528	0.6
Income tax expense (benefit)	(1,329)	(0.2)	1,766	0.2

Net income (loss)	$ (3,345)	(0.4)%	$ 2,762	0.4%

Sales. Net sales for the three and nine months ended September 25, 2004 increased 5.8% and 7.1%, respectively, as compared to the same periods in fiscal 2003. The quarter and year to date increases were primarily driven by three and nine additional new stores in the quarter and year to date, respectively. Comparable store basket size grew 3.5% and 4.7% for the fiscal quarter and year to date ended September 25, 2004 as compared to the same period last year, while customer traffic for the same periods declined (4.1%) and (1.6%), respectively. Comparable store sales declined 0.61% for the quarter, and increased 3.1% for the fiscal year to date as compared to the same periods last year due to a combination of several factors, including continued aggressive promotional activity by southern California conventional grocers seeking to regain lost business and increased competition in selected areas. We deem sales of a new, relocated or acquired stores comparable commencing in the thirteenth full month of operations.

Gross Profit. Gross profit consists of sales less cost of goods sold and store occupancy costs. Occupancy costs include store related depreciation, rent and utilities. As a percentage of sales, gross profit decreased to 27.5% and 28.6% in the third quarter and year to date of fiscal 2004 from 29.1% and 29.5% in the same periods in fiscal 2003, due primarily to selected price reductions to retain current customers, as well as increased promotional activity in selected regions to attract new customers, the combined impact of which is estimated at 130 basis points. Margins declined by 30 basis points and 20 basis points for the quarter and year to date ended September 25, 2004, due to the effect of newer stores (i.e., opened within the last 12 months) increasing as a percentage of our total store base. New stores historically carry lower margins for some period of time after opening due to higher shrink and heavy promotional activity. In addition, gross profit as a percentage of sales declined 0.10% and 0.19%, respectively, due to increases in accelerated depreciation. To a lesser extent, overall margins for the quarter and year to date were negatively impacted by increases in fuel costs not fully recovered through retail price increases.

Direct Store Expenses. Direct store expenses include the following: payroll, taxes and benefits, store supplies and maintenance and other store-specific contract cost. In addition, corrective payments under our 401(k) voluntary correction plan are allocated, as benefits are, to the direct store expenses. As a percentage of sales, direct store expenses increased to 23.1% and 22.3% in the fiscal quarter and year to date ended September 25, 2004, from 22.4% and 21.6% in the same periods last year. This was due to a number of factors, including higher than average labor costs associated with new store openings in fiscal 2004 (which traditionally carry higher payroll expense during the initial months of operation), increasing health care costs and a $1.0 million expense for the voluntary compliance program being filed by the Company related to its 401(k) retirement program.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include the following: corporate and regional administrative support services, corporate-level purchasing and marketing and travel. Selling, general and administrative expenses for the fiscal quarter and year to date ended September 25, 2004 and September 27, 2003 increased 0.3% and decreased 5.8%, respectively, as compared to the same periods in fiscal 2003. Savings from our third quarter reorganization were offset by increased marketing costs, and approximately $0.2 million in estimated correction costs, and approximately $0.2 million in legal and consulting fees associated with the preparation and filing of our voluntary correction of past administrative practices related to our 401(k) retirement plan, as well as costs necessary to ensure our compliance with the Sarbanes-Oxley Act of 2002. The year to date decrease relates primarily to a shift in the timing of our marketing initiatives in 2004 as compared to 2003. The remaining decrease is a result of leveraging fixed costs against higher sales.

Loss (Gain) on Disposal of Assets. We recorded a $170,000 net loss on disposal of assets for the nine months ended September 25, 2004 compared to a $2.0 million loss in the same period in fiscal 2003, due primarily to the completion of a physical count of all store, office and support facility assets in fiscal 2003, which resulted in a total write off of $1.2 million.

Pre-Opening Expenses. Pre-opening expenses include labor, rent, advertising, utilities, supplies and certain other costs incurred prior to a store’s opening. Pre-opening expenses for the third quarter of fiscal 2004 increased to $1.4 million compared to $616,000 during the same period in fiscal 2003 due to the opening of three new stores in the third quarter of fiscal 2004 and two additional new stores in the beginning of the fourth quarter, compared to two during the third quarter last year. The increase of 113.5% in pre-opening expenses for the nine months ended September 25, 2004 over the same period last year was due to the opening of nine stores in the first three fiscal quarters of fiscal 2004, as compared to five in the same period in 2003.

Restructuring and Asset Impairment Expense (Income). During the third quarter of fiscal 2004, we recorded net restructuring and asset impairment expense of $2,124,000. Details of the significant components are as follows:

Changes in estimate related to lease-related liabilities for sites previously identified for closure or sale ($348,000 of restructuring charge) – During the third quarter of fiscal 2004, we became aware that a subtenant in Ft. Collins, Colorado has decided to not renew a sublease agreement as of the end of the year. Our loss of the subtenant will require us to pay additional lease payments of $153,000, which had previously beeen paid by the sublessee. We incurred additional brokerage fees of $110,000 for a sublease agreement reached during the second quarter of 2004 for a vacant site in Missouri. We have also incurrred additional interest and settlement costs of $85,000 for litigation related to a Phoenix, Arizona location. As a result, we recognized net restructuring losses of $348,000 during the third quarter of fiscal 2004.

Lease-related liability for sites closed during the third quarter ($545,000 of restructuring expense) - During the third quarter of 2004, we closed two stores, one in Colorado Springs, Colorado and one in Vancouver, Washington as part of relocations to new sites.

Severance for employees notified of termination in the third quarter of fiscal 2004 ($614,000 of restructuring expense) – During the third quarter, 67 employees were notified of their involuntary termination in conjunction with the closure of stores in Colorado Springs, Colorado and Vancouver, Washington, ($114,000) and the restructuring of the Company’s divisional structure to a functional structure ($500,000).

Accretion expense on lease-related liabilties ($166,000 of restructuring expense) - Accretion expense accrued during the quarter on reserves for lease-related liabilities that have been calculated using the net present value of the minimum lease payments (net of sublease income) resulted in additional restructuring expense of $166,000.

In addition to the net restructuring income described above, management also identified during the third quarter of fiscal 2004 net asset impairment charges of $451,000 in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets for two stores held for use. Store assets became impaired during the quarter because the projected cash flows of the store were not sufficient to fully recover the carrying value of the store’s long-lived assets, and, therefore, recorded an asset impairment charge. We believe the weak performance of the store was caused by increased competition. In determining whether an impairment exists, we estimate the store’s future cash flows on an undiscounted basis, and if the cash flows are not sufficient to recover the carrying value, then we use a discounted cash flow based on a risk-adjusted discount rate, to adjust its carrying value of the assets and records a provision for impairment as appropriate. We believe the weak performance of the store was caused by increased competition. We continually reevaluate our stores’ performance to monitor the carrying value of its long-lived assets in comparison to projected cash flows.

Restructuring and Asset Impairment Expense (Income). For the fiscal year to date through September 25, 2004, we recorded net restructuring and asset impairment charges of $2,289,000. Details of the significant components are as follows:

Changes in estimate related to lease-related liabilities for sites previously identified for closure or sale ($338,000 of restructuring income) –During the first quarter, we determined that additional time would be needed to dispose of certain lease obligations for vacant sites, resulting in restructuring expense of $236,000. During the second quarter of fiscal 2004, we recognized net restructuring income of $922,000, as a result of the following: We secured a viable subtenant for a vacant site, resulting in a reversal of $1.5 million of the net restructuring charge previously recorded; increased estimated reserve by $298,000 because information relating to a previously subleased site indicated the likelihood of receiving continued sublease income from a current subtenant was remote; and increased estimated reserves by $316,000 for additional time needed to dispose of lease obligations for three vacant sites. Whereas in the third quarter, we lost a subtenant and are obligated for rental payments of $153,000 and had changes in estimates totalling $195,000.

Newly identified lease-related liabilities for sites closed during year to date through September 25, 2004 ($585,000 of restructuring charges) - During the year to date through September 25, 2004, we closed stores in Colorado, Oregon and Washington.

Severance for employees notified of termination ($705,000 of restructuring expense) – During the first, second and third quarters of 2004, respectively, 26, 22 and 67 employees were notified of their involuntary termination in conjunction with the closure of several stores and the reorganization of the Company’s operations to a functional structure.

Accretion expense on lease-related liabilities ($369,000 of restructuring expense) - Accretion expense accrued during the thirty-nine weeks ended September 25, 2004 on reserves for lease-related liabilities that have been calculated using the net present value of the minimum lease payments (net of sublease income) resulted in restructuring expense of $369,000.

Loss on Early Extinguishment of Debt. During 2003, we had a loss on early extinguishment of debt of $186,000. There has been no other such activity during fiscal 2004.

Interest Income. Interest income increased to $370,000 and $778,000 for the fiscal quarter and year to date ended September 25, 2004 from $199,000 and $554,000 for the fiscal quarter and year to date ended September 27, 2003, respectively. The increases for the quarter and year to date are due to increased cash on hand from the second quarter 2004 debenture offering, together with increased yields from our purchase of short-term investments.

Interest Expense. Interest expense for the fiscal quarter ended September 25, 2004 increased 144% to $1.2 million from $484,000 in the same period in fiscal 2003, as a direct result of the issuance of $115 million in 3.25% senior subordinated debentures in June 2004, offset by interest savings from the repayment of outstanding borrowings under the credit facility. Interest expense for the fiscal year to date period ended September 25, 2004 decreased $300,000 to $2.0 million from $2.3 million as compared to the same period in fiscal 2003, due to lower average borrowings under our credit of facility as well as the expiration of the interest rate swap in August 2003, which increased interest expense for the fiscal year to date ended September 27, 2003 by $980,000. These savings were offset by the additional interest expense payable on the debentures issued in June 2004.

Income Tax Expense. For the fiscal quarter ended September 25, 2004, we recorded $3.0 million of income tax benefit, as a result of losses before income taxes of $9.1 million during the period. Income tax benefit for the fiscal year to date ended September 25, 2004 is $1.3 million as a result of losses before taxes of $4.7 million during the same period. The effective tax for the fiscal quarter and year to date ended September 25, 2004 was adversely impacted by an estimated 7.0% by the expiration of certain charitable contribution carryforwards. See "Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources" below.

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
  Self-insurance reserves

We believe the following critical accounting policies affect our most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no changes during the third quarter of 2004 in application of these policies:

Goodwill. Goodwill consists of the excess cost of acquired companies over the sum of the fair market value of their underlying tangible assets acquired and liabilities assumed. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is reviewed for impairment annually at a reporting unit level, or more frequently if certain indicators of impairment exist. The Company has one reporting unit at the enterprise level to which it allocates goodwill. The Company estimates fair value utilizing a combination of three different methods, consisting of market capitalization, discounted future cash flows, and EBITDA multiples, and compares it to the carrying value of the enterprise for purposes of identifying potential impairment.

The annual review for impairment relies heavily on our ability to accurately project future cash flows, which in itself, requires the extensive use of accounting judgment and financial assumptions and estimates. These projections can be affected by many items that are inter-dependent on one another and are outside of our control and ability to predict except at the time of evaluation, such as changes in the economy, trends effecting the natural and organic food industry, and changing competitive pressures. Application of alternative assumptions such as evaluating for impairment at a level of the organization other than enterprise could produce significantly different results.

Impairment of Long-Lived Assets. We monitor the carrying value of our long-lived assets, including finite-lived intangible assets, for potential impairment whenever changes in circumstance indicate a potential for impairment may exist. The triggering events for evaluations of finite lived intangible assets include a significant decrease in the market value of an asset, acquisition and construction costs in excess of budget, or current store operating losses combined with a history of losses or a projection of continuing losses. If impairment is identified, based on undiscounted future cash flows, management compares the asset’s future cash flows, discounted to present value using a risk-adjusted discount rate, to its current carrying value and records a provision for impairment as appropriate. With respect to equipment and leasehold improvements associated with closed stores, the value of these assets is adjusted to reflect recoverable values estimated based on our previous efforts to dispose of similar assets, with consideration for current economic conditions.

Our review for impairment relies heavily on our ability to accurately project future cash flows related to our stores and support facilities. Our cash flow projections look several years into the future and include assumptions about sales growth and cost trends that could be significantly impacted by changes in the local and national economy, trends in the natural and organic food industry, local competitive pressures, as well as the effectiveness of various operational initiatives underway in our stores.

Restructuring and Store Closure Costs. The Company reserves for the present value of lease related costs associated with store and support facility closures, relocations, and sales when the store or facility is closed. The calculation of the lease related liabilities involves applying a discount rate to the estimation of our remaining lease obligations, taxes and common area maintenance, net of future estimated subtenant income. The lease liabilities usually are paid over the lease terms associated with the closed stores, which have had remaining terms ranging from one month to 25 years. Store closing liabilities are reviewed each reporting period to ensure that the amounts recorded reasonably reflect the Company’s future obligations associated with closed stores and facilities based on the most current information available. Adjustments to existing lease related liabilities are primarily a result of changes in the expected timing or amount of subtenant income, and are made in the period in which the change in facts and circumstances, as well as their related impacts, become known and estimatable. Lease related closure costs and associated severance costs are made in accordance with SFAS 146 "Accounting for Costs Associated with Exit of Disposal Activities." Severance costs incurred in connection with store closings are recorded when the employees have been identified and notified of the termination benefits to be made to the employees.

In evaluating the reserves for lease related liabilities, management considers a number of variables that would affect the marketability of the space such as recent demand for similar space in the market area, the number of potential subtenants expressing interest, specific characteristics of the property, any limitations in the use of the space imposed by the landlord, as well as the creditworthiness of actual subtenants. The above factors are continuously reevaluated and have a significant impact on management’s assumptions used in estimating the timing and amount of any subtenant income, and thus the amount of required reserves.

Inventory. Our inventory is stated at the lower of cost or market on a first-in, first-out basis using the retail method of accounting to determine cost of sales and inventory for approximately 80% of inventories and using the item cost method for highly perishable products representing approximately 20% of inventories in our stores. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various categories of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates, including shrinkage, which could significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Physical inventory counts are taken at each location to ensure that the amounts reflected in the consolidated financial statements are properly stated as of the end of each reporting period.

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

Self-Insurance. We use a combination of stop-loss insurance and are self-insured for losses relating to worker’s compensation claims, general liability and employee medical and dental benefits. We have purchased stop-loss coverage in order to limit exposure to any significant claim or levels of claims that would be catastrophic to our Company. Self-insured losses are accrued based upon estimates of the aggregate uninsured claims incurred using certain actuarial assumptions followed in the insurance industry which are based on our industry’s experience as well as the Company’s historical claims experience. While we believe that the assumptions and methodology used are appropriate, the estimated accruals for these liabilities could be significantly affected if actual loss development and payment patterns vary significantly from the assumptions and historical trends utilized.

Remainder of 2004. Comparable store sales for fiscal 2004 are expected to be in the range of 1.0% to 1.5%, with quarterly comparable store sales (4.0%) to (5.0%) in the fourth quarter of fiscal 2004, as we compare to results during the fourth quarter 2003 grocery store strike in Southern California which impacted 23 of our stores. Gross profit margins for the fourth quarter of fiscal 2004 and the fiscal year are expected to be approximately 28.0%, driven by continued pricing and promotional activity. We anticipate investing the savings generated from our third quarter reorganization in increased advertising.

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

Net cash generated by operating activities decreased to $24.6 million during the first nine months of fiscal 2004, as compared to $26.2 million during the same period in fiscal 2003. This decrease is due primarily to the net loss of $3.3 million offset by non-cash increases to depreciation and amortization and restructuring charges and decreases in losses on disposal of assets, deferred expenses and other non-cash items that reconcile net income to cash, as well as increases to inventories over the same period of last year. Other offsetting factors include a reduction in accounts receivable, increases in accounts payable and accrued liabilities that out pace prior year.

Net cash used in investing activities of $68.3 million during the fiscal year-to-date, 2004 was greater than the $21.7 million reported during the same period in fiscal 2003, due to the significant increased investment in new stores and the investment of excess cash from the debentures.

Net cash provided by financing activities was $54.2 million during the fiscal year-to-date 2004 as compared to a $4.7 million use of cash during the same period in fiscal 2003. The increase in cash flows from financing activities is the direct result of the $115 million debenture offering completed in June 2004 as discussed below.

For the fiscal year to date ended September 25, 2004, we recorded $1.3 million of income tax benefit, as a result of income before loss taxes of $3.6 million during the period. We have a $20.7 million net deferred tax asset, primarily as a result of net operating loss carryforwards and temporary differences relating to restructuring and asset impairment charges. The recoverability of the remaining net deferred tax asset is primarily dependent upon our generation of sufficient taxable income in the future. We have established a valuation allowance for certain state net operating loss carryforwards, which we believe will not result in a future realizable tax benefit based upon projected taxable income in those states during the carry forward period. Although realization of the remaining net deferred tax asset is not assured, we have concluded that a valuation allowance is not required, as it is more likely than not that we will be able to realize a tax benefit through the generation of future taxable income. Our assessment is based upon projections that assume we will at least maintain its current store contribution margin, and aggregate sales growth experienced over the past five years, which would generate sufficient taxable income to realize the full amount of the deferred tax asset. We believe that the sales, gross margin, store contribution margin, and selling, general and administrative expenses assumptions in its financial projections are reasonable and, more likely than not, attainable. We will continue to assess the recoverability of the remaining net deferred tax asset, and to the extent it is determined in the future that an additional valuation allowance is required, it will be recognized as a charge to earnings at that time.

Contingent Convertible Senior Debentures. In June 2004, we issued $115 million aggregate principal amount of 3.25% Convertible Senior Debentures due May 15, 2034 in a private placement. Of the $115.2 million in total proceeds, we used $25.0 million to repurchase 1,977,800 shares of our common stock, $31.2 million to repay the outstanding balance on our credit facility, (other than for outstanding letters of credit) and approximately $3.6 million to pay related debt issuance costs. We intend to use the remaining proceeds to accelerate our store growth plans and for general corporate purposes.

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

The debentures are callable and convertible into our common stock prior to maturity at the option of the holders under the following circumstances: (1) during any calendar quarter commencing after June 30, 2004 and before March 31, 2029, if the last reported sale price of our common stock is greater than or equal to 130% of the conversion price of $17.70 per share; (2) at any time on or after April 1, 2029 if the last reported sale price of our common stock on any date on or after March 31, 2029 is greater than or equal to 130% of the conversion price; (3) subject to certain limitations, during the five-business day period after any five consecutive trading-day period in which the trading price per debenture for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of our common stock; (4) if we call the debentures for redemption; (5) upon the occurrence of certain corporate transactions; or (6) if we obtain credit ratings for the debentures, at any time when the credit ratings assigned to the debentures are below specified levels. The debentures are initially convertible into 56.5099 shares of our common stock per $1,000 principal amount, which is equivalent to $17.70 per share, for a total initial conversion into 6,498,639 shares. Upon conversion, we have the right to deliver, in lieu of common stock, cash or any combination of cash and common stock. Pursuant to the underwriting agreement and within 90 days of issuance, we intend to file a shelf registration statement covering resales of the debentures and the common stock issuable upon conversion thereof.

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

As part of the credit facility, we have given our lenders collateral in the form of cash, equipment and fixtures, inventory and other assets. We have also granted leasehold mortgages in those leasehold interests previously mortgaged to secure our former credit facility, although we have no obligation to provide a security interest in any new leaseholds. In connection with the private debt offering in June 2004, the credit facility was amended in the second quarter to, among other things, (1) increase the maximum allowable leverage ratio, (2) permit the repurchase of the Company’s common stock, within specified limits, (3) increase the annual limits on capital expenditures and new leases, (4) raise the limit on the value of acquisitions and divestitures the Company can make without the consent of the lending group, and (5) increase the maximum percentage rate to either prime plus 0.1% or one month LIBOR plus 2.5%. The credit agreement was subsequently amended in August 2004 to further increase the maximum allowable leverage ratio. The amendment requires that the Company maintain a minimum cash balance, net of letters of credit and outstanding borrowings under the credit facility, of $25 million through the end of the second quarter of fiscal 2005. Effective November 4, 2004, the credit facility was further amended to (a) amend the definition of certain of the ratios, (b) increase the adjusted leverage and decrease the fixed charge ratios, (c) increase the pricing of borrowings under the facility, (d) extend the covenant on minimum cash balances through the maturity date and decrease the minimum cash balances required to $10 million beginning in July 2005, and (e) amend covenants on capital expenditures, new leases, acquisitions and stock buy-backs.

As amended, the interest rate on the facility is currently either prime plus 1.0% or one-month LIBOR plus 2.75% at our election, and the rates modify depending on the ratio of average total funded debt, as defined under the credit facility, plus six times rent expense, to EBITDAR for the four fiscal quarter periods then ended, as calculated on our quarterly compliance certificate. Additionally, we are charged a commitment fee on the unused portion of the line based on performance objectives as defined in the credit agreement. The outstanding balance on the credit facility was repaid in June 2004 from the proceeds of the private debenture issuance. There were no outstanding borrowings under the credit facility, and three letters of credit outstanding totaling $7.3 million as of September 25, 2004. The balance outstanding on the credit facility as of September 27, 2003 was $37.3 million. As our new store growth accelerates, we expect that our cash requirements for 2004 and through the third quarter of fiscal 2005 will be primarily satisfied from the proceeds of the private debenture issuance as well as cash generated from operations, and thereafter from cash generated from operations and borrowings under the credit facility.

Capital Expenditures. We spent approximately $13.5 million during the third quarter and $43.0 million during the first nine months of fiscal 2004 for new store construction, remodels and other capital expenditures. Our average capital expenditures to open a leased store, including leasehold improvements, equipment and fixtures, have ranged from approximately $2.0 million to $5.0 million historically, excluding inventory costs and initial operating losses. We anticipate that the average capital expenditures to open a natural foods supermarket format store will be $2.1 million to $3.9 million in the future; however, our ability to negotiate turnkey leases in the future will result in substantially lower capital expenditure per store, in return for a slightly higher rent rate over the lease term. Our average capital expenditures to open a farmers’ market format store are estimated at $1.6 million to $3.0 million in the future. Delays in opening new stores may result in increased capital expenditures and increased pre-opening costs for the site, as well as lower than planned sales for the Company.

Based upon the current level of operations, we believe that cash flows from operations and other sources available such as cash from our debentures and available line of credit will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments and future debenture payments in the foreseeable future. However, there can be no assurance that the business will continue to generate cash flows from operations at current levels or that we will be able to maintain our ability to borrow under the line of credit.

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

As previously noted, outstanding borrowings on the credit facility were paid with the proceeds of the debenture issuance in June 2004. However, should we begin drawing on the credit facility for additional capital, our exposure to interest rate changes would be primarily related to our variable rate debt issued under our credit facility. The total commitment available is $95.0 million under a revolving line of credit, with a three-year term expiring February 25, 2006. The interest rate on the credit facility is currently either prime plus 1.0% or one-month LIBOR plus 2.75%, at our election, and the rates modify depending on the ratio of average total funded debt, as defined under the credit facility, plus six times rent expense, to EBITDAR for the four fiscal quarter periods then ended, as calculated on our quarterly compliance certificate. Because the interest rate on the facility is variable, based upon the prime rate or LIBOR, the Company's interest expense and net income would be affected by interest rate fluctuations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Exchange Act Rule 13a-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings.

Changes in Internal Control Over Financial Reporting. During the fiscal quarter ended September 25, 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Wild Oats Markets Canada, Inc., as successor to Alfalfa’s Canada, Inc., a Canadian subsidiary of the Company, is a defendant in Helen Fakhri and Ady Aylon, as Representative Plaintiffs v. Alfalfa’s Canada, Inc., a class action suit brought in the Supreme Court, British Columbia, Canada by representative plaintiffs alleging to represent two classes of plaintiffs – those who contracted Hepatitis A allegedly through the consumption of food purchased at a Capers Community Market in the spring of 2002, and those who were inoculated against Hepatitis A as a result of news alerts by Capers and the Vancouver Health Authority. In the fourth quarter of 2003, the action was certified as a class action by the court. The Company filed an appeal and a hearing was held in September 2004. The appeal was denied in October 2004. The Company intends to vigorously defend both class certification and the suit itself. The Company is not able to estimate the potential outcome of the suit at this time.

In April 2000, the Company was named as defendant in S/H – Ahwatukee, LLC and YP - Ahwatukee LLC v. Wild Oats Markets, Inc., Superior Court of Arizona, Maricopa County, by a landlord alleging Wild Oats breached a continuous operations clause arising from the closure of a Phoenix, Arizona store. Plaintiff claimed $1.5 million for diminution of value of the shopping center plus accelerated rent, fees and $360,000 in attorneys’ fees and costs. After trial in November 2001, the judge awarded the plaintiff an aggregate $536,000 in damages and attorneys’ fees. The Company’s appeal of judgment was denied in the first quarter of fiscal 2004, and the Company filed a motion for reconsideration, which was denied. The Company filed a petition for review with the Arizona Supreme Court, which was denied. The Company recognized a charge to restructuring expense during the fourth quarter of 2003 in the amount of $705,000, including estimated attorney’s fees and estimated interest accrued on the judgment. That amount was increased by $85,000 in September 2004.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

The Company granted restricted stock units ("RSUs"), each exchangeable for one share of common stock of the Company, to David Gallitano, as monthly compensation for service as Chairman of the Audit Committee, on August 31, 2004, in the amount of 108 RSUs, on September 30, 2004, in the amount of 110 RSUs and on October 29, 2004, in the amount of 157 RSUs. Board members Brian Devine, Stacey Bell, David Chamberlain, David Gallitano, Mark Retzloff and John Shields each received a grant of 552 RSUs as compensation for their attendance at the November 3, 2004 meeting of the Company’s Board of Directors. Board members receive a grant of RSUs for attendance at each Board meeting, with the number determinable based on the Board meeting fee divided by the closing price of the Company’s common stock on the day of the meeting. All of the RSUs are granted under the Wild Oats Markets, Inc. 1996 Equity Incentive Plan. The RSUs and the circumstances under which they are granted as compensation to members of the Company’s Board of Directors are described in detail under the caption "Compensation of Directors" in our Definitive Proxy Statement in connection with the Annual Meeting of stockholders held on May 6, 2004, filed with the Commission on March 18, 2004. Additional disclosure concerning the grant of RSUs is contained in "Notes to Consolidated Financial Statements – Note 3 –Stock Based Compensation." The form of Restricted Stock Unit Agreement used to evidence such grants is attached as Exhibit 10.1 hereto.

Item 6.  Exhibits

Exhibit Number	Description

10.1#+	Form of Restricted Stock Unit Agreement used to evidence Restricted Stock Units granted under the Wild Oats Markets, Inc. 1996 Equity Incentive Plan
10.2+	Third Amendment to Second Amended and Restated Credit Agreement, dated as of November 4, 2004, by and among Wild Oats Markets, Inc., the lenders identified therein and Wells Fargo Bank, National Association, as administrative agent. Portions have been omitted pursuant to a request for confidential treatment.
31.1+	CEO Certification under Section 302 of Sarbanes-Oxley Act of 2002
31.2+	CFO Certification under Section 302 of Sarbanes-Oxley Act of 2002
32.1+	CEO Certification under Section 906 of Sarbanes-Oxley Act of 2002
32.2+	CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002

# Management Compensation Plan
+ Included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, County of Boulder, State of Colorado, on the 1st day of November 2004.

Wild Oats Markets, Inc.
(Registrant)

By: /s/ Edward F. Dunlap
Edward F. Dunlap
Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)