Form 10-K
period 2005-01-01
WILD OATS MARKETS INC
filed 2005-03-17
CIK 909990

TABLE OF CONTENTS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 1, 2005

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

  Yes       ( X )       No       ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):

  Yes       ( X )       No       ( )

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant based on the closing price at which such stock was sold as reported by NASDAQ National Market on June 25, 2004 was approximately $156,871,356. For purposes of this calculation, executive officers, directors and 5% or greater stockholders are deemed to be affiliates of the registrant.

As of February 26, 2005, the registrant had outstanding 28,560,698 shares of common stock, par value $.001 per share.

Pursuant to Rule 12b-25(e) under the Securities Exchange Act of 1934 this Form 10-K does not include disclosures for Part II, Items 6, 7, 7A, 8 and 9A. These items and the complete certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, and the certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, will be filed by amendment.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on May 17, 2005, have been incorporated by reference into Part III of this report.

PART I.

Item 1.

BUSINESS

Who We Are

Wild Oats Markets, Inc. ("Wild Oats", "we", "us" and "our") is one of the largest natural foods supermarket chains in North America. As of February 26, 2005, we operated 108 natural foods stores in 24 states and British Columbia, Canada under several names, including:

    Wild Oats Natural Marketplace (nationwide)
    Henry’s Farmers Market (southern California and Phoenix, Arizona)
    Sun Harvest Farms (Texas)
    Capers Community Market (British Columbia, Canada)

We are dedicated to providing a broad selection of natural, organic and gourmet foods, environmentally friendly household products and natural vitamins, supplements, herbal and homeopathic remedies and body care products at competitive prices, in an inviting and educational store environment that emphasizes customer service. Our broad selection of natural and organic products appeals to health-conscious shoppers while offering virtually every product category found in a conventional supermarket, including dry grocery, produce, meat, poultry, seafood, dairy, frozen, prepared foods, bakery, vitamins and supplements, health and body care, and household items. We believe that industry data that states that the natural products industry currently comprises less than 5% of the total grocery industry suggests significant potential for us to continue to expand our customer base.

A Recap of 2004

Wild Oats’ sales grew from $969.2 million in 2003 to $1.048 billion in fiscal 2004, an overall sales growth of 8.1%. Our improvements in sales resulted in part from the addition of 12 new stores during fiscal 2004, for a total net increase in stores (after closures and sales) of five new stores. We increased sales and average transaction size nationwide in fiscal 2004. Strikes by grocery store workers in conventional grocery stores in southern California commencing in October 2003 and continuing through February 2004 resulted in increased sales and customer counts in our 17 Henry’s Farmers Market and five Wild Oats Natural Marketplace stores in those regions for the first two months of fiscal 2004. The increased sales resulted in negative comparable store sales results during the fourth quarter of fiscal 2004 as we lapped the increased strike-related performance in the same period in 2003. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations – Year over Year 2004 v. 2003 Comparisons of Certain Selected Income Statement Data." In 2004, we switched our primary distributor to United Natural Foods, Inc. ("UNFI") and consolidated our smaller produce warehouse facilities into a single 241,000 square foot distribution center ("DC") to service our stores located in the western United States.

Fiscal 2004 was a year in which many of the initiatives commenced in 2001 and 2002 were fully implemented. These initiatives included:

    refinement of our growth strategy,
    focus on brand awareness, and
    use of new information technology systems.

Growth Strategy. We continue to focus on growth through new store development in areas where we already have a market presence. In 2004, we opened 12 new stores, including two relocations and one format change, in the following cities: metropolitan Phoenix, Arizona (two stores); Corona, Fullerton and Mission Viejo, California; Colorado Springs and Superior, Colorado; metropolitan Indianapolis, Indiana; Omaha, Nebraska; metropolitan Cincinnati, Ohio; metropolitan Salt Lake City, Utah; and metropolitan Vancouver, Washington. We sold one store that did not fit our business model in New York, New York; we relocated two stores in each of Colorado Springs, Colorado, and Vancouver, Washington; and we closed four stores, one of which was re-opened in a new format in Phoenix, Arizona. In 2004, we added 10% more floor space for a total of 2.45 million square feet. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Year over Year 2004 v. 2003 Comparisons of Certain Selected Income Statement Data."

As a result, as of January 1, 2005, we had 108 stores located in 24 states and Canada, as compared to 103 stores in 24 states and Canada as of the end of fiscal 2003. A summary of store openings, acquisitions, closures and sales is as follows:

	TOTAL STORE COUNT

	Fiscal Year Ending					Period Ending

	2000	2001	2002	2003	2004	Feb 26, 2005

Store count at beginning of period	110	106	107	99	103	108
Stores opened	14	4	1	8	12	2
Stores acquired	2	-	-	-	-	-
Stores closed	(17)	(1)	(5)	(4)	*(6)	(2)
Stores sold	(3)	(2)	(4)	-	(1)	-

Store count at end of period	106	107	99	103	108	108

*Includes the closure of one store in Phoenix, Arizona that was converted to a new format and reopened in 2004.

Brand Awareness. In 2004, we expanded our brand awareness  to include advertising focused on the quality of the food we sell. We introduced our Wild Oats magazine, which is published and mailed to households surrounding our store and which emphasizes food quality and provides nutritional information and recipes, as a brand awareness initiative.  Our consumer education campaigns during the last year covering a number of health issues also built the brand identity and positioned Wild Oats as a trusted resource for health and wellness information. We provided information regarding the safety of our meat and seafood in light of increased public concern related to "Mad Cow" disease and contaminants in farm-raised fish. We launched educational campaigns to highlight the availability in our stores of products for specific diet regimes, such as gluten-free diets and a lower carbohydrate diet. We launched the "Superfoods" program, which included signage, brochures and recipes, to help our customers identify nutritionally dense foods in our stores, and incorporate these foods in their diets. We also continued to build brand awareness in 2004 through the introduction of 581 new and reformulated private label products.  Also in 2004, Wild Oats built brand awareness by initiating an online retailing test of Wild Oats private label grocery products in the Chicago area with Peapod, a leading U.S. Internet grocer. The test was very successful and the parties are currently discussing an expansion to other markets served by Peapod. We are discussing with other retailers the sale of our private label products, and operation of branded Wild Oats "store-within-a-store" concepts outside of our traditional retail channel to further build brand awareness.  Over the past several years, we have actively sought to establish and obtain federal protection for trademarks, including logos and label design architecture, used in conjunction with the expansion of our private label products, as well as marketing materials used in our stores. We believe that the redesign of our private label packaging, combined with our applications for federal trademark protection, supports our efforts to build brand awareness.

Information Technology Systems. We have invested over $25 million in information technology since 2002 to provide our stores with common systems and better tools to control labor and shrink, and so that we can more effectively manage store receiving, ordering, and sales data. In 2004, we commenced testing of a store receiving program, implemented a timekeeping and labor scheduling program and implemented a warehouse management system for our DC.

Natural Products Industry

Retail sales of natural products have grown from $7.6 billion in 1994 to $18.3 billion in 2003, a compound growth rate of approximately 10.3%, and total sales of natural products (including natural product retailers, mass market retailers, multi-level marketers and through practitioners, internet and mail order) reached $42.8 billion in 2003, an 8.1% increase over the prior year; while sales growth in the traditional grocery industry has remained relatively flat over the same period (Natural Foods Merchandiser, June 2004). We believe that this growth reflects a broadening of the natural products consumer base, which is being propelled by several factors, including healthier eating patterns, increasing concern regarding food purity and safety, and greater environmental awareness. While natural products generally have higher costs of production and correspondingly higher retail prices, we believe that more of the population now attributes added value to natural products and is willing to pay a premium for such products. Despite the increase in natural foods sales within conventional supermarkets, we believe that conventional supermarkets still lack the concentration on a wide variety of natural and organic products and emphasis on service and consumer education that our stores offer.

Operating Strategy

Our objective is to become the grocery store of choice both for natural foods shoppers and quality-conscious consumers in each of our markets by emphasizing the following key elements of our operating strategy:

Destination format. Our stores are one-stop, full-service supermarkets for customers seeking quality natural, organic and gourmet foods and related products. Our prototype stores range from 26,000 to 32,000 square feet, and offer a wide range of stock-keeping units of natural foods products in virtually every product category found in a conventional supermarket.

High product standards. We seek to offer a broad range of products meeting our product standards throughout our merchandise categories, and emphasize unique products and brands not typically found in conventional supermarkets. We believe our product standards are among the highest in the industry. We routinely conduct quality assurance checks of our manufacturers’ facilities to verify compliance with our standards. Each of our stores tailors its product mix to meet the preference of its local market, and where cost of goods and distribution logistics allow, source produce from local organic growers. We also operate regional commissary kitchens and bakeries that provide our stores with fresh bakery items and an unique assortment of prepared foods for the quality- and health-conscious consumer.

Educational and entertaining store environment. Each store strives to create a fun, friendly and educational environment that makes grocery shopping enjoyable, encouraging shoppers to spend more time in the store and to purchase new products. In order to enhance our customers’ understanding of natural foods and how to prepare them, we train our store staff to educate customers about the benefits and quality of our products and prominently feature educational brochures, newsletters, and in-store demonstrations and product samplings, as well as an in-store consumer information department. Computer kiosks offer access to our Web site and informational databases on health issues.

Extensive community involvement. We seek to engender customer loyalty by demonstrating our high degree of commitment to the local communities in which we operate. Each store makes significant monetary and in-kind contributions to local not-for-profit organizations through programs such as "5% Days," where a store may donate 5% of its net sales from one day to a local not-for-profit group, and a "Charity Work Benefit" where we pay employees for time spent volunteering for local charities.

Multiple store formats. We operate in one operating segment, retail grocery, with two store formats: natural foods supermarkets, which emphasize gourmet and natural and organic products and high-quality service; and farmers market stores, which emphasize fresh produce, natural living products and price value. While each format has the same core demographic customer profile, differing demographic appeals of each of the formats allows us to operate successfully in a diverse set of markets, enabling us to reach a broader customer base, increase our market penetration and have greater flexibility with real estate selection.

Competitive pricing. We seek to offer products at prices that are competitive with those of other natural foods stores and conventional markets. Our "Wild Buy" program offers a large weekly selection of unadvertised, in-store specials, while our flyer continues to offer aggressive advertised specials on items that we believe our customers want most. We believe these pricing programs broaden our consumer appeal and encourage our customers to fulfill more of their shopping needs at our stores.

Products

Overview. We offer our customers a broad selection of unique products that are natural and organic alternatives to those found in conventional supermarkets, as well as gourmet and ethnic foods. We generally do not offer well-known national conventional brands and focus instead on a comprehensive selection of natural products within each category. Although the core merchandise assortment is similar at each of our stores, individual stores adapt the product mix to reflect local and regional preferences. We regularly introduce new natural, organic, gourmet and locally grown products in our stores to differentiate our merchandise selection from products carried by conventional supermarkets. We continue to evaluate our product selection based not just on taste and price, but also in relation to our mission and values, which emphasize accountability and giving back to our communities as two key values of our business.

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

Quality standards. We strive to offer products that taste great and meet the following standards:

    Foods free of preservatives, artificial colors, synthetic additives and added hormones;
    Locally and organically grown produce, unique regional products; and
    Personal care and household items that are not tested on animals.

Private label. The natural foods industry is highly fragmented and characterized by many small independent vendors. As a result, we believe that our customers do not have strong loyalty to particular brands of natural foods products. In contrast to conventional supermarkets whose private label products are intended to be low-cost alternatives to name-brand products, we developed our "Wild Oats(R)" and "Henry’s(R)" private label programs in order to build brand loyalty to specific products based on our relationship with our customers and our reputation as a natural foods authority. Through this program, we have successfully introduced a number of high-quality, unique, natural and organic private label products, such as cereals, breads, salad dressings, vitamins, chips, salsa, pretzels, cookies, juices, Italian sodas, pasta, pasta sauces, oils, tuna, frozen products, such as pizza and veggie burgers. In fiscal 2004, we introduced 581 new and reformulated private label products, including a line of organic pastas and sauces, waffles, and frozen fruits and vegetables, as well as imported cookies and chocolate truffles, and two new lines of vitamins and supplements. We continue to expand our private label product offerings and plan to introduce hundreds of additional private label products in 2005.

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

At Wild Oats, we sell food that remembers its roots." (R)

Our values of service, integrity, quality, giving back to our communities, increasing value for our stakeholders (which include our stockholders, our employees and our communities) and accountability were adopted to support our mission statement.

Management and employees. Our stores are organized into five geographic regions, each of which has a regional director who is responsible for the store operations within his or her region and who reports to our senior management. The regional directors frequently visit their cluster of stores and are ultimately responsbile for providing feedback on performance and ensuring adherence to our operating standards. We maintain a staff of corporate level department specialists including natural living, food service, produce and floral, meat/poultry/seafood and grocery merchandising directors who manage centralized buying programs and formulate store-level merchandising,

Purchasing and Distribution

We have centralized merchandising departments for each major product category. These departments identify and approve products and negotiate volume purchase discount arrangements with distributors and vendors. The wholesale segment of the natural foods industry provides a large and growing array of product choices across the full range of grocery product categories. We entered into a new primary distribution agreement with UNFI in January of 2004, after failing to achieve expected buying and distribution synergies with Tree of Life, our former distributor. The distribution arrangement with UNFI commenced effective April 1, 2004, and has a five-year term. The transition did not result in any unusual or unexpected disruptions in product supply. Either party may terminate the agreement for defaults by the other party of certain provisions of the agreement. Under the terms of the UNFI agreement, we are obligated to purchase a majority of certain specified categories of goods for sale in our U.S. stores from UNFI, except in certain defined circumstances when such purchasing obligation is excused. We believe UNFI has sufficient warehouse capacity and distribution technology to service our existing stores’ distribution needs for natural foods and products as well as the needs of new stores in the future. We have received and will continue to receive, as part of the agreement, a transition fee payable over the term of the agreement and subject to the Company meeting certain minimum purchase requirements, to offset a portion of the transition costs incurred during the transition of our primary distribution relationship to UNFI.

In February 2004, we brought on-line a 241,000 square foot DC in Riverside, California to service our stores located in the western United States. We believe this facility improves the quality and freshness of the perishable products we sell in our stores by providing the appropriate ambient temperature from arrival at our docks to loading on outgoing trucks. We also distribute certain grocery items from the DC where cost effective. As we enter new markets, we will evaluate the need for additional warehouse and distribution facilities. The DC currently delivers produce and/or groceries to 70 stores and we anticipate adding approximately nine stores to its distribution base in 2005.

We operate commissary kitchens in Phoenix, Arizona; Denver, Colorado; Portland, Oregon and Vancouver, British Columbia, Canada. These facilities produce deli food, take-out food, bakery products and certain private label items for sale in our stores. Each kitchen can make deliveries to stores within a certain radius of the facility. We evaluate the need for new commissary kitchens as we expand into new markets. For stores outside the delivery area of our commisary kitchens, the stores’ food service departments produce their own goods from standard recipes.

Marketing

We recognize the importance of building brand awareness within our trade areas and advertise in traditional media outlets such as radio, newspapers, television, outdoor and direct mail to gain new customer trial and repeat business. We introduced television commercials for Wild Oats Natural Marketplace stores in 2004, as well as new print and outdoor advertising for both Wild Oats and Henry’s Farmers Market formats. During 2004, we launched our Wild Oats magazine that highlights the quality of food that we offer. We continued our shift in distribution strategy to target consumers based on demographic information, distributing less often to a smaller, but more targeted group. Our farmers market format stores primarily use flyers and "weekly specials" advertising to generate consumer interest and drive customer traffic.

Management Information Systems

Our management information systems have been designed to provide detailed store-level financial data, including sales, gross margin, payroll and store contribution, to regional directors and store directors and to our management at headquarters on a timely basis. We determined that our ability to control costs would be increased by capital improvements in technology and software. In fiscal 2004, we implemented several new systems, including:

    testing of a back-door  receiving program, a structured and integrated technology-based process for product ordering, vendor electronic data interchange ("EDI"), vendor replenishment and store back-door receiving and accounting;
    Kronos timekeeping and labor scheduling program; and
    a warehouse management system for our DC, which includes a suite of applications for electronic ordering and receiving of product, invoice matching and integration to our financial accounting system.

We anticipate that the back-door receiving program, in conjunction with electronic ordering, which is part of the store replenishment program, will improve verification of the accuracy of deliveries, increase the efficiency of our warehouse and in-store receiving departments, and provide more control over inventory costs and store stock.

The 2005 management information plans will have a continued focus on improving store and home office efficiency, including the following initiatives:

    a systematic refresh of point of sale systems in older stores to reduce maintenance costs, improve cashier productivity, and customer service;
    relocation of the corporate data center to a third-party data center to avoid future building costs and ensure continous operations of the Company’s critical information applications;
    implementation of a hand held ordering system, currently in test, to improve store level inventory management; and
    deployment of the EDI to improve operating efficiency at the store and home office level.

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

A number of other natural foods supermarkets offer a range of natural foods products similar to those offered in our stores. We believe that the principal competitive factors in the natural foods industry include customer service, quality and variety of selection, store location and convenience, price and store atmosphere. We directly compete with Whole Foods Markets, Inc. in Arizona, California, Colorado, Florida, Illinois, Kentucky, Massachusetts, Missouri, Nevada, New Jersey, New Mexico, Oregon, Texas, and Vancouver, British Columbia. We believe our natural foods supermarket concept is differentiated from that of our primary competitor through our higher product standards and more competitive pricing. Our physical stores are smaller in size, and less expensive to build, which gives us access to markets that may not have the diversity believed necessary to support large box stores. We do not believe we have any competitors for our farmers market format stores in California, and we have only one small chain competitor in the Phoenix metropolitan market.

Employees

As of February 26, 2005, we employed approximately 4,769 full-time individuals and 3,988 part-time individuals. Approximately 8,326 of our employees are engaged at the store-level and 431 are devoted to regional administrative and corporate activities. We believe that we maintain a good relationship with our employees. However, based on our past history of union organizing activity, we anticipate that in the future one or more of our stores may be the subject of attempted organizational campaigns by labor unions representing grocery industry workers.

All of our store managerial employees participate in an incentive program that provides periodic payments based on achieving certain store-level performance targets and operations standards. In addition, we also seek to attract and retain enthusiastic and dedicated staff members through comprehensive benefits packages, including discounts on purchases, health and disability insurance, an employee stock purchase plan and an employer-matching 401(k) plan.

Available Information

Our corporate Internet Web site is http://www.wildoats.com, ("Internet Web site"), where we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission ("SEC"). These reports are also maintained by the SEC on their Web site at http://www.sec.gov. Additionally, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Charter of the Board of Directors’ Nominating Committee and our Code of Ethics are also posted on our Internet Web site. We will post on our Internet Web site any waivers, granted to the principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, that relate to any element of the Code of Ethics enumerated in Item 406(b) of Regulation S-K.

Item 2.

PROPERTIES

We currently lease approximately 54,000 square feet for our corporate headquarters in Boulder, Colorado. The lease has one and one-half years remaining on the term, with one three-year renewal option.

We lease all of our stores, including operating, closed and under construction locations. Our leases typically provide for a 10- to 15-year base term and generally have several renewal periods. The rental payments are generally fixed base rates, although many of our older leases call for payment of minimum base rent with additional rent calculated on a percentage of sales over a certain break point. The majority of leases signed in fiscal 2004 and beyond were, or will be, negotiated on a turnkey basis, which substantially reduces our capital expenditures, with modest increases in long-term rent.

Store Locations

The following map and store list show, as of February 26, 2005, the number of natural foods grocery stores that we operate in each state and Canadian province and the cities in which our stores are located.

3
1
1
3
7
2
1
2
4
3
2
2
5
14
2
2
25
2
3
1
6
1
4
8
4

Arizona:
Phoenix (3), Scottsdale, Tucson (2)
Arkansas:
Little Rock
California:
Chino Hills, Corona, Costa Mesa, Escondido, Fullerton, Hemet, Laguna Beach, Laguna Niguel, Long Beach, Mission Viejo, Pasadena, San Diego (11), Santa Monica (2), Yorba Linda
Colorado:
Boulder (3), Colorado Springs, Denver (8), Fort Collins, Superior
Connecticut:
West Hartford, Westport
Florida:
Fort Lauderdale, Melbourne, Miami, Miami Beach
Illinois:
Evanston, Hinsdale
Indiana:
Indianapolis (2)
Kansas:
Kansas City (2)
Kentucky:
Lexington, Louisville
Maine:
Portland
Massachusetts:
Boston (3)
Missouri:
Kansas City, St. Louis
Nebraska:
Omaha (2)
Nevada:
Las Vegas (2), Reno
New Jersey:
Princeton
New Mexico:
Albuquerque (3), Santa Fe
Ohio:
Cincinnati (2), Cleveland, Columbus
Oklahoma:
Tulsa
Oregon:
Bend, Portland (6)
Tennessee:
Franklin, Memphis, Nashville
Texas:
Austin (2), Corpus Christi, El Paso, McAllen, San Antonio (3)
Utah:
Park City, Salt Lake City (4)
Washington:
Vancouver
British Columbia, Canada:
Vancouver (2), West Vancouver

Support Facilities:

We have two office facilities separate from stores, both in Colorado, from which regional and home office support are provided. We have four commissary kitchens: one free-standing kitchen in Portland, Oregon and three commissary facilities, each located in either an operating store (Colorado and British Columbia, Canada) or a closed store location (Arizona). We also have one DC in California.

Item 3.

LEGAL PROCEEDINGS

Wild Oats Markets Canada, Inc., as successor to Alfalfa's Canada, Inc., a Canadian subsidiary of the Company, is a defendant in Helen Fakhri and Ady Aylon, as Representative Plaintiffs v. Alfalfa's Canada, Inc., a class action suit for monetary damages brought in the Supreme Court of British Columbia, Canada by the representative plaintiffs on behalf of two groups of claimants - those who claim to have contracted Hepatitis A allegedly through the consumption of food purchased at a Capers Community Market in the spring of 2002, and those who were inoculated against Hepatitis A in March and April, 2002, after handling and/or consuming food products from Capers that were or might have been contaminated with Hepatitis A. In the fourth quarter of 2003, the action was certified as a class action by the court. We filed an appeal and a hearing was held in September 2004. The appeal was denied in October 2004. In December 2004, the plaintiffs brought a motion for a summary trial of certain issues, and such motion was denied in January 2005. We intend to vigorously defend the suit. We are not able to estimate the potential outcome of the suit at this time. Our insurers have acknowledged coverage for defense costs and liability, and we have exhausted our deductible.

In April 2000, the Company was named as defendant in S/H – Ahwatukee, LLC and YP - Ahwatukee LLC v. Wild Oats Markets, Inc., Superior Court of Arizona, Maricopa County, by a landlord alleging Wild Oats breached a continuous operations clause arising from the closure of a Phoenix, Arizona store. Plaintiff claimed damages for diminution of value of the shopping center plus accelerated rent, fees and attorneys’ fees and costs. After trial in November 2001, the judge awarded the plaintiff an aggregate $536,000 in damages and attorneys’ fees. Our appeal of judgment was denied in the first quarter of fiscal 2004, and we filed a motion for reconsideration, which was denied. We filed a petition for review with the Arizona Supreme Court, which was denied. As of the end of fiscal 2004, we have accrued $790,000, which we believe to be adequate to fully satisfy the judgment, including interest and attorneys’ fees.

Auchterlonie, individually and on behalf of all others similarly situated and the general public, and Roes 1 to 1000 vs. Wild Oats Markets, Inc. and Does 1 through 100, is a purported class action suit brought in August 2004 in the Superior Court, County of Los Angeles, for payment of overtime and damages relating to alleged violations of the California Business and Professions Code by a former managerial employee, on behalf of himself and all other similarly situated California employees, claiming that store directors at our California stores should have been classified as non-exempt employees and paid on an hourly basis. Plaintiff also alleges that our incentive bonus program is illegal based upon deductions for items outside of the employee’s control. We believe that the employee, a former store director, was properly classified as an exempt employee based upon his job duties, and we intend to vigorously defend the suit. At this time, we do not have sufficient facts to estimate any potential damages. The case has been designated non-complex and trial has been scheduled for October 2005.

The Company also is named as defendant in various actions and proceedings arising in the normal course of business. In all of these cases, we are denying the allegations and are vigorously defending against them and, in some cases, has filed counterclaims. Although the eventual outcome of the various lawsuits cannot be predicted, it is management’s opinion that these lawsuits will not result in liabilities that would materially affect our consolidated results of operations, financial position, or cash flows.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ National Market under the symbol "OATS".

The following are the quarterly high and low sales prices for each quarter of the past two years:

	HIGH	LOW

First Quarter 2003	$10.75	$7.12
Second Quarter 2003	11.97	9.19
Third Quarter 2003	12.70	9.75
Fourth Quarter 2003	12.29	10.00

First Quarter 2004	15.35	11.89
Second Quarter 2004	15.37	11.83
Third Quarter 2004	14.07	7.47
Fourth Quarter 2004	8.87	5.67

As of February 26, 2005, Wild Oats’ common stock was held by 567 stockholders of record. No cash dividends have been declared previously on our common stock, and we do not anticipate declaring a cash dividend in the near future. Our Second Amended and Restated Credit Agreement for our credit facility contains restrictions on the payment of cash dividends without lender consent for so long as amounts remain unpaid under the facility.

Cautionary Statement Regarding Forward-Looking Statements

This Report on Form 10-K contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks. Such forward-looking statements include statements as to the number of stores we plan to open or relocate in future periods and the anticipated performance of such stores; the impact of competition; the sufficiency of funds to satisfy our cash requirements through the remainder of fiscal 2005; the impact of changes resulting from our merchandising and marketing programs; our ability to benefit from past supply chain modifications; expected pre-opening expenses and capital expenditures; and other statements containing words such as "believes," "anticipates," "estimates," "expects," "may," "intends" and words of similar import or statements of management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause differences in results of operations include, but are not limited to, the timing and execution of new store openings, relocations, remodels and closures; new competitive impacts; changes in product supply or suppliers and supplier performance levels; changes in management information needs; changes in customer needs and expectations; changes in government regulations applicable to our business; changes in economic or business conditions in general or affecting the natural foods industry in particular; and competition for and the availability of sites for new stores. We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9B.

OTHER INFORMATION

Not applicable.

PART III.

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included under the captions "Election of Directors" and "Executive Compensation-Management-Executive Officers" in our definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 17, 2005, to be filed with the Commission approximately April 1, 2005, is incorporated herein by reference.

Item 11.

EXECUTIVE COMPENSATION

The information included under the caption "Executive Compensation" in our definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 17, 2005, to be filed with the Commission approximately April 1, 2005, is incorporated herein by reference.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 17, 2005, to be filed with the Commission approximately April 1, 2005, is incorporated herein by reference.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included under the caption "Directors and Executive Officers - Certain Transactions" in our definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 17, 2005 to be filed with the Commission approximately April 1, 2005, is incorporated herein by reference.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information included under the caption "Principal Accountant Fees and Services" in our definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 17, 2005, to be filed with the Commission approximately April 1, 2005, is incorporated herein by reference.

PART IV.

Item 15.

EXHIBITS AND FINANCIAL STATEMENT

SCHEDULES

(a)	Financial Statements and Financial Statement Schedules. The following are filed as a part of this Report on Form 10-K:

	(1)	Report of Independent Registered Public Accounting Firm ****
Consolidated Statements of Operations ****
Consolidated Statements of Comprehensive Income (Loss) ****
Consolidated Balance Sheets ****
Consolidated Statements of Changes in Stockholders’ Equity ****
Consolidated Statements of Cash Flows ****
Notes to Consolidated Financial Statements ****
	(2)	Financial Statement Schedules – No schedules are required.
	(3)	Exhibits. The following exhibits to this Form 10-K are filed pursuant to the requirements of Item 601 of Regulation S-K:

	Exhibit Number	Description of Document

	3(i).1.(a)**	Amended and Restated Certificate of Incorporation of the Registrant. (1)
	3(i).1.(b)**	Certificate of Correction to Amended and Restated Certificate of Incorporation of the Registrant. (1)
	3(i).1.(c)**	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (2)
	3(ii).1**	Amended and Restated By-Laws of the Registrant. (1)
	4.1**	Reference is made to Exhibits 3(i) through 3(ii).1.
	4.2**	Specimen stock certificate. (3)
	4.3**	Rights Agreement dated May 22, 1998 between Registrant and Norwest Bank Minnesota. (10)
	4.4**	Amendment No. 1 to Rights Agreement dated February 26, 2002 between Registrant and Wells Fargo Bank, N.A. (5)
	10.1**	Form of Indemnity Agreement between the Registrant and its directors and executive officers, with related schedule. (3)
	10.2#**	1996 Equity Incentive Plan, including forms of Options granted to employees and non-employee directors thereunder. (3)
	10.3#**	Amendment to 1996 Equity Incentive Plan. (4)
	10.4#**	Second Amendment to 1996 Equity Incentive Plan. (5)
	10.5#**	1996 Employee Stock Purchase Plan. (3)
	10.6#**	Amendment to 1996 Employee Stock Purchase Plan. (5)
	10.7#**	1993 Stock Option Plan. (3)
	10.8#**	1991 Stock Option Plan. (3)
	10.9#**	Employee Stock Ownership Plan. (3)
	10.10#**	Wild Oats Markets, Inc. Deferred Compensation Plan. (6)
	10.11#**	Employment Agreement dated March 6, 2001 between Perry D. Odak and the Registrant. (7)
	10.12#**	Amendment to Employment Agreement dated March 6, 2001 between Perry D. Odak and the Registrant. (5)
	10.13#**	Stock Purchase Agreement dated March 6, 2001 between Perry D. Odak and the Registrant. (7)
	10.14#**	Stephen Kaczynski Equity Incentive Plan. (8)
	10.15#**	Employment Agreement dated April 24, 2001 between Stephen A. Kaczynski and the Registrant. (8)
	10.16#**	Employment Agreement dated May 21, 2001 between Bruce Bowman and the Registrant. (8)
	10.17#**	Amendment to Employment Agreement dated May 21, 2001 between Bruce Bowman and the Registrant. (5)
	10.18#**	Bruce Bowman Equity Incentive Plan. (8)
	10.19#**	Edward F. Dunlap Equity Incentive Plan. (5)
	10.20#**	Gary Rawlings Equity Incentive Plan. (13)
	10.21#**	Employment Agreement dated December 17, 2001 between Edward F. Dunlap and the Registrant. (5)
	10.22#**	Severance Agreement dated November 7, 2002 between Bruce Bowman and the Registrant. (12)
	10.23#**	Severance Agreement dated November 7, 2002 between Freya Brier and the Registrant. (12)
	10.24#**	Severance Agreement dated November 7, 2002 between Edward Dunlap and the Registrant. (12)
	10.25#**	Severance Agreement dated November 7, 2002 between Stephen Kaczynski and the Registrant. (12)
	10.26#**	Severance Agreement dated November 7, 2002 between Peter Williams and the Registrant. (12)
	10.27**	Wild Oats Markets, Inc. 2001 Non-officer/Non-director Equity Incentive Plan. (5)
	10.28**	Amended and Restated Stockholders Agreement between the Registrant and certain parties named therein dated August 1996. (3)
	10.29**	Registration Rights Agreement between the Registrant and certain parties named therein dated July 12, 1996. (3)
	10.30#**	Second Amendment to Employment Agreement between Wild Oats Markets, Inc. and Perry D. Odak, dated June 19, 2002. (9)
	10.31#**	Third Amendment to Employment Agreement between Wild Oats Markets, Inc. and Perry D. Odak, dated August 12, 2002. (9)
	10.32**	Assignment of Kaczynski Employment Agreement dated June 29, 2002, between Registrant and Sparky, Inc. (9)
	10.33**	Assignment of Dunlap Employment Agreement dated June 29, 2002, between Registrant and Wild Oats Financial, Inc. (9)
10.34**

Second Amended and Restated Credit Agreement dated as of February 26, 2003, among Registrant, the lenders named therein and Wells Fargo Bank National Association, as Administrative Agent. Portions have been omitted pursuant to a request for confidential treatment. (12)

10.35**

Joinder Agreement dated as of December 12, 2003, among Bank of America, N.A., to the Second Amended and Restated Credit Agreement among Registrant, the lenders named therein and Wells Fargo Bank National Association, Registrant and Wells Fargo. (13)

10.36**

First Amendment to Second Amended and Restated Credit Agreement, dated as of May 21, 2004, by and among Wild Oats Markets, Inc., the lenders identified therein and Wells Fargo Bank National Association, as administrative agent. (14)

10.37**

Second Amendment to Second Amended and Restated Credit Agreement, dated as of August 3, 2004, by and among Wild Oats Markets, Inc., the lenders identified therein and Wells Fargo Bank National Association, as administrative agent. (15)

10.38**

Third Amendment to Second Amended and Restated Credit Agreement dated as of November 4, 2004, by and among Wild Oats Markets, Inc., the lenders identified therein and Wells Fargo Bank, National Association, as administrative agent. Portions have been omitted pursuant to a request for confidential treatment. (17)

10.39**

Agreement for Distribution of Product between Wild Oats Markets, Inc. and United Natural Foods, Inc. dated January 9, 2004. Portions have been omitted pursuant to a request for confidential treatment. (13)

	10.40**	Memorandum of Understanding between Tree of Life, Inc. and Wild Oats Markets, Inc. dated November 19, 2003. Portions have been omitted pursuant to a request for confidential treatment. (13)
	10.41**	Amended Certificate of Designations of Series A Junior Participating Preferred Stock of Wild Oats Markets, Inc. (14)
10.42**

Indenture, dated as of June 1, 2004, between Wild Oats Markets, Inc. and U.S. Bank National Association, as Trustee, and Form of 3.25% Senior Convertible Debenture due 2034 of Wild Oats Markets, Inc. (16)

	10.43**	Registration Rights Agreement, dated as of June 1, 2004, between Wild Oats Markets, Inc. and J. P. Morgan Securities Inc., as representative of the initial purchasers of the debentures. (16)
	10.44**	Form of Restricted Stock Unit Agreement used to evidence Restricted Stock Units granted under the Wild Oats Markets, Inc. 1996 Equity Incentive Plan. (17)
	21.1**	List of subsidiaries. (13)
	23.1****	Consent of Ernst & Young LLP.
	23.2****	Consent of PricewaterhouseCoopers LLP.
	31.1+***	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) under the Securities Exchange Act of 1934, as amended.
	31.2+***	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) under the Securities Exchange Act of 1934, as amended.
	32.1****	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
	32.2****	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

#	Management Compensation Plan.
**	Previously filed.
+	Included herewith
***	To be supplemented by Amendment.
****	To be filed by Amendment.
(1)	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 28, 1996 (File No. 0-21577).
(2)	Incorporated by reference from the Registrant’s Amendment No. 2 to the Registration Statement on Form S-3 filed with the Commission on November 10, 1999 (File No. 333-88011).
(3)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-11261) filed on August 30, 1996.
(4)	Incorporated by reference from the Registration Statement on Form S-8 (File No. 333-66347) filed on October 30, 1998.
(5)	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 29, 2001 (File No. 0-21577), filed on March 27, 2002.
(6)	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 1, 2000 (File No. 0-21577).
(7)	Incorporated by reference from the Registrant’s Form 10-Q for the period ended March 31, 2001 (File No. 0-21577).
(8)	Incorporated by reference from the Registrant’s Form 10-Q for the period ended June 30, 2001(File No. 0-21577).
(9)	Incorporated by reference from the Registrant’s Form 10-Q for the period ended June 29, 2002 (File No. 0-21577).
(10)	Incorporated by reference from the Registrant’s Form 8-K filed on May 5, 1998 (File No. 0-21577).
(11)	Incorporated by reference from the Registrant’s Form 10-Q for the period ended June 28, 2003 (File No. 0-21577).
(12)	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 28, 2002 (File No. 0-21577).
(13)	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 27, 2003 (File No. 0-21577).
(14)	Incorporated by reference from the Registrant’s report dated May 25, 2004 on Form 8-K (File No. 0-21577).
(15)	Incorporated by reference from the Registrant’s Form 10-Q for the period ended June 26, 2004 (File No. 0-21577).
(16)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on August 20, 2004 (File No. 333-18406).
(17)	Incorporated by reference from the Registrant’s Form 10-Q for the period ended September 25, 2004 (File No. 0-21577).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wild Oats Markets, Inc.
(Registrant)

Date: March 17, 2005	By: /s/ Edward F. Dunlap
Edward F. Dunlap
Chief Financial Officer and Senior Vice President Operations
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Perry D. Odak	Chief Executive Officer,	March 17, 2005
President and Director
(Principal Executive Officer)

/s/ Edward F. Dunlap	Chief Financial Officer	March 17, 2005
Senior Vice President Operations
(Principal Financial and Accounting Officer)

/s/ Robert G. Miller	Chairman	March 17, 2005

/s/ Stacey Bell	Director	March 17, 2005

/s/ David M. Chamberlain	Director	March 17, 2005

/s/ Brian K. Devine	Director	March 17, 2005

/s/ David Gallitano	Director	March 17, 2005

/s/ Mark A. Retzloff	Director	March 17, 2005

/s/ John A. Shields	Director	March 17, 2005