Form 10-K/A
period 2005-01-01
WILD OATS MARKETS INC
filed 2005-04-01
CIK 909990

TABLE OF CONTENTS

The following items
were the subject of a
Form 12b-25 and
are included herein:
6, 7, 7A, 8 and 9A.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 17, 2005, have been incorporated by reference into Part III of this report.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K for the year ended January 1, 2005, filed with the Securities and Exchange Commission ("SEC") on April 1, 2005, includes Items 6, 7, 7A, 8 (including our restated Consolidated Statements of Operations, Comprehensive Income (Loss), Changes in Stockholders' Equity and Cash Flows and related disclosures for the fiscal years 2003 and 2002, and the Consolidated Balance Sheets and related disclosures for fiscal years ended 2003, and the reports of independent registered public accounting firms), 9A, 9B and the principal executive officer and principal financial officer certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and the certifications by the principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. See "Notes to Consolidated Financial Statements – Note 2 – Restatement of Financial Statements."

The restatements presented herein correct errors in applying generally accepted accounting principles related to lease accounting. Specifically, corrections were made to the Company's accounting for (1) amortization of leasehold improvements and leasehold interests, (2) straight-line rent expense, (3) tenant improvement allowances, (4) sale leaseback transactions, and (5) classification of leases as capital or operating in accordance with Statement of Financial Accounting Standards ("SFAS") 13, Accounting for Leases. Additionally, a restatement has been made to correct a restructuring reserve error related to one closed store between interim periods in fiscal 2003, as discussed in Note 2.

This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K on March 17, 2005, nor does it modify or update the disclosures presented in the original Annual Report on Form 10-K, except to reflect the modifications as described herein and to modify Item 9B "Other Events." Refiled for convenience of reference find Items 1, 2, 3, 4, 5, 9, 10, 11, 12, 13 and 14, as filed on March 17, 2005 on Form 10-K for the fiscal year ended January 1, 2005.

PART I.

Item 1.

BUSINESS

Who We Are

Wild Oats Markets, Inc. ("Wild Oats", "we", "us" and "our") is one of the largest natural foods supermarket chains in North America. As of February 26, 2005, we operated 108 natural foods stores in 24 states and British Columbia, Canada under several names, including:

    Wild Oats Natural Marketplace (nationwide)
    Henry's Farmers Market (southern California and Phoenix, Arizona)
    Sun Harvest Farms (Texas)
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

A Recap of 2004

Wild Oats' sales grew from $969.2 million in 2003 to $1.048 billion in fiscal 2004, an overall sales growth of 8.1%. Our improvements in sales resulted in part from the addition of 12 new stores during fiscal 2004, for a total net increase in stores (after closures and sales) of five new stores. We increased sales and average transaction size nationwide in fiscal 2004. Strikes by grocery store workers in conventional grocery stores in southern California commencing in October 2003 and continuing through February 2004 resulted in increased sales and customer counts in our 17 Henry's Farmers Market and five Wild Oats Natural Marketplace stores in those regions for the first two months of fiscal 2004. The increased sales resulted in negative comparable store sales results during the fourth quarter of fiscal 2004 as we lapped the increased strike-related performance in the same period in 2003. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations – Year over Year 2004 v. 2003 Comparisons of Certain Selected Income Statement Data." In 2004, we switched our primary distributor to United Natural Foods, Inc. ("UNFI") and consolidated our smaller produce warehouse facilities into a single 241,000 square foot distribution center ("DC") to service our stores located in the western United States.

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

As a result, as of January 1, 2005, we had 108 stores located in 24 states and Canada, as compared to 103 stores in 24 states and Canada as of the end of fiscal 2003. A summary of store openings, acquisitions, closures and sales is as follows:

	TOTAL STORE COUNT
	Fiscal Year Ending					Period Ending

						Feb 26,
	2000	2001	2002	2003	2004	2005

Store count at beginning of period	110	106	107	99	103	108
Stores opened	14	4	1	8	12	2
Stores acquired	2	-	-	-	-	-
Stores closed	(17)	(1)	(5)	(4)	*(6)	(2)
Stores sold	(3)	(2)	(4)	-	(1)	-

Store count at end of period	106	107	99	103	108	108

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

High product standards. We seek to offer a broad range of products meeting our product standards throughout our merchandise categories, and emphasize unique products and brands not typically found in conventional supermarkets. We believe our product standards are among the highest in the industry. We routinely conduct quality assurance checks of our manufacturers' facilities to verify compliance with our standards. Each of our stores tailors its product mix to meet the preference of its local market, and where cost of goods and distribution logistics allow, source produce from local organic growers. We also operate regional commissary kitchens and bakeries that provide our stores with fresh bakery items and an unique assortment of prepared foods for the quality- and health-conscious consumer.

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

Private label. The natural foods industry is highly fragmented and characterized by many small independent vendors. As a result, we believe that our customers do not have strong loyalty to particular brands of natural foods products. In contrast to conventional supermarkets whose private label products are intended to be low-cost alternatives to name-brand products, we developed our "Wild Oats(R)" and "Henry's(R)" private label programs in order to build brand loyalty to specific products based on our relationship with our customers and our reputation as a natural foods authority. Through this program, we have successfully introduced a number of high-quality, unique, natural and organic private label products, such as cereals, breads, salad dressings, vitamins, chips, salsa, pretzels, cookies, juices, Italian sodas, pasta, pasta sauces, oils, tuna, frozen products, such as pizza and veggie burgers. In fiscal 2004, we introduced 581 new and reformulated private label products, including a line of organic pastas and sauces, waffles, and frozen fruits and vegetables, as well as imported cookies and chocolate truffles, and two new lines of vitamins and supplements. We continue to expand our private label product offerings and plan to introduce hundreds of additional private label products in 2005.

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

We operate commissary kitchens in Phoenix, Arizona; Denver, Colorado; Portland, Oregon and Vancouver, British Columbia, Canada. These facilities produce deli food, take-out food, bakery products and certain private label items for sale in our stores. Each kitchen can make deliveries to stores within a certain radius of the facility. We evaluate the need for new commissary kitchens as we expand into new markets. For stores outside the delivery area of our commisary kitchens, the stores' food service departments produce their own goods from standard recipes.

Marketing

We recognize the importance of building brand awareness within our trade areas and advertise in traditional media outlets such as radio, newspapers, television, outdoor and direct mail to gain new customer trial and repeat business. We introduced television commercials for Wild Oats Natural Marketplace stores in 2004, as well as new print and outdoor advertising for both Wild Oats and Henry's Farmers Market formats. During 2004, we launched our Wild Oats magazine that highlights the quality of food that we offer. We continued our shift in distribution strategy to target consumers based on demographic information, distributing less often to a smaller, but more targeted group. Our farmers market format stores primarily use flyers and "weekly specials" advertising to generate consumer interest and drive customer traffic.

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
  relocation of the corporate data center to a third-party data center to avoid future building costs and ensure continous operations of the Company's critical information applications;
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

Available Information

Our corporate Internet Web site is http://www.wildoats.com, ("Internet Web site"), where we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. These reports are also maintained by the SEC on their Web site at http://www.sec.gov. Additionally, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Charter of the Board of Directors' Nominating Committee and our Code of Ethics are also posted on our Internet Web site. We will post on our Internet Web site any waivers, granted to the principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, that relate to any element of the Code of Ethics enumerated in Item 406(b) of Regulation S-K.

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

In April 2000, the Company was named as defendant in S/H – Ahwatukee, LLC and YP - Ahwatukee LLC v. Wild Oats Markets, Inc., Superior Court of Arizona, Maricopa County, by a landlord alleging Wild Oats breached a continuous operations clause arising from the closure of a Phoenix, Arizona store. Plaintiff claimed damages for diminution of value of the shopping center plus accelerated rent, fees and attorneys' fees and costs. After trial in November 2001, the judge awarded the plaintiff an aggregate $536,000 in damages and attorneys' fees. Our appeal of judgment was denied in the first quarter of fiscal 2004, and we filed a motion for reconsideration, which was denied. We filed a petition for review with the Arizona Supreme Court, which was denied. As of the end of fiscal 2004, we have accrued $790,000, which we believe to be adequate to fully satisfy the judgment, including interest and attorneys' fees.

Auchterlonie, individually and on behalf of all others similarly situated and the general public, and Roes 1 to 1000 vs. Wild Oats Markets, Inc. and Does 1 through 100, is a purported class action suit brought in August 2004 in the Superior Court, County of Los Angeles, for payment of overtime and damages relating to alleged violations of the California Business and Professions Code by a former managerial employee, on behalf of himself and all other similarly situated California employees, claiming that store directors at our California stores should have been classified as non-exempt employees and paid on an hourly basis. Plaintiff also alleges that our incentive bonus program is illegal based upon deductions for items outside of the employee's control. We believe that the employee, a former store director, was properly classified as an exempt employee based upon his job duties, and we intend to vigorously defend the suit. At this time, we do not have sufficient facts to estimate any potential damages. The case has been designated non-complex and trial has been scheduled for October 2005.

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

None.

PART II.

Item 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

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

As of February 26, 2005, Wild Oats' common stock was held by 567 stockholders of record. No cash dividends have been declared previously on our common stock, and we do not anticipate declaring a cash dividend in the near future. Our Second Amended and Restated Credit Agreement for our credit facility contains restrictions on the payment of cash dividends without lender consent for so long as amounts remain unpaid under the facility.

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

Item 6.

SELECTED FINANCIAL DATA

(in thousands, except per-share amounts and number of stores)

The following selected financial data are derived from the consolidated financial statements of Wild Oats Markets, Inc. (the "Company"). Fiscal years 2000 through 2003 have been restated to reflect adjustments to the original Form 10-K that are further discussed in "Explanatory Note" in the forepart of this Form 10-K/A and in "Notes to Consolidated Financial Statements – Note 2 – Restatement of Financial Statements" and in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K/A. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company's consolidated financial statements and related notes thereto and other financial information included elsewhere in this report.

		2003	2002	2001(1)	2000(1)

FISCAL YEAR	2004	(As Restated)

STATEMENT OF OPERATIONS DATA:
Sales
	$1,048,164	$ 969,204	$ 919,130	$ 893,179	$ 838,131
Cost of goods sold and occupancy costs
	751,314	683,480	643,769	635,615	582,365

Gross profit
	296,850	285,724	275,361	257,564	255,766
Direct store expenses
	235,425	208,908	198,379	207,898	187,085

Store contribution
	61,425	76,816	76,982	49,666	68,681
Selling, general and administrative expenses
	62,454	64,659	55,186	53,131	36,687
Loss (gain) on disposal of assets, net
	187	2,087	21	477	(306)
Pre-opening expenses
	5,265	3,490	2,737	2,444	4,945
Restructuring and asset impairment charges (income), net
	2,461	(1,259)	(775)	53,058	40,128

Income (loss) from operations
	(8,942)	7,839	19,813	(59,444)	(12,773)
Loss on investment
	-	-	-	228	2,060
Loss on early extinguishment of debt
	-	186	-	-	-
Interest expense, net
	5,239	4,966	11,077	12,152	11,534

Income (loss) before income taxes
	(14,181)	2,687	8,736	(71,824)	(26,367)
Income tax expense (benefit)
	25,838	1,094	3,666	(26,229)	(9,611)

Net income (loss)
	$ (40,019)	$ 1,593	$ 5,070	$ (45,595)	$ (16,756)

Basic net income (loss) per common share
	$ (1.37)	$ 0.05	$ 0.19	$ (1.87)	$ (0.73)

Weighted average number of common shares outstanding
	29,219	29,851	26,481	24,424	23,090

Diluted net income (loss) per common share
	$ (1.37)	$ 0.05	$ 0.19	$ (1.87)	$ (0.73)

Weighted average number of common shares outstanding
	29,219	30,258	27,082	24,424	23,090

Number of stores at end of period
	108	103	99	107	106
BALANCE SHEET DATA:
Working capital deficit
	$ (24,936)	$ (35,558)	$ (25,541)	$ (25,481)	$ (16,302)
Total assets
	$ 405,560	$ 373,428	$ 361,454	$ 393,206	$ 409,488
Long-term debt (including capitalized leases)
	$ 148,675	$ 64,042	$ 77,217	$ 146,672	$ 146,835
Stockholders' equity
	$ 101,101	$ 162,373	$ 156,187	$ 98,139	$ 144,371

__________________

(1)   This information previously provided has been restated for corrections to the Company's lease accounting as discussed in Note 2, "Restatement of Financial Statements."  The impact of the restatement increases the previously reported net loss by $1.7 million and $1.7 million, and increases the basic and fully diluted net loss per share by $.07 and $.08 for 2001 and 2000, respectively.  The cumulative effect of these changes is to increase accumulated deficit by $5.5 million as if the beginning of fiscal 2000.

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-K contains certain forward-looking statements regarding our future results of operations and performance. Important factors that could cause differences in results of operations include, but are not limited to, the timing, execution and success of new store openings, relocations and remodels, the timing of and liability resulting from sales and closures; amount of time before new stores become profitable, the timing and impact of promotional and advertising campaigns; the impact of competition; changes in merchandising strategies, product supply or suppliers; changes in management information needs; changes in customer needs and expectations; governmental and regulatory actions; general industry or business trends or events; changes in economic or business conditions in general or affecting the natural foods industry in particular; and competition for and the availability of sites for new stores and potential acquisition candidates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Forward-Looking Statements."

Introduction

The Executive Overview section of Management's Discussion and Analysis of Financial Condition and Results of Operations provides a broad summary of the more specific and detailed information disclosed in other sections of this report. The context that it provides should be viewed as a supplement to, and read in conjunction with, the details contained elsewhere in this report. As discussed in Notes to Consolidated Financial Statements - Note 2 – Restatement of Financial Statements, the financial information for fiscal years 2002 and 2003 has been restated to reflect corrections related to lease accounting. Further, the unaudited quarterly financial information disclosure discusses the restatement of quarterly information between two quarters in fiscal 2003 for lease obligation/litigation reserves. As applicable, Management's Discussion and Analysis of Financial Condition and Results of Operations has been revised to reflect these changes to prior period financial information.

Executive Overview

Wild Oats Markets, Inc. is one of the largest natural food supermarket chains in North America, with 108 stores in 24 states and British Columbia, Canada, as of February 26, 2005. Our revenues exceeded one billion dollars for the first time in fiscal year 2004 with net sales of $1.048 billion.

We operate in the retail grocery industry with two store formats: the natural foods supermarket, under the Wild Oats Natural Marketplace name nationwide and Capers Community Market name in Canada; and the farmers market format, under the Henry's Farmers Market name in southern California and Phoenix, Arizona, and the Sun Harvest name in Texas. Both formats emphasize natural and organic products with a wide selection of products in a full-service environment. The formats share a core demographic customer profile. We manage support services provided to the stores centrally from our Boulder, Colorado headquarters. All of our stores, regardless of format, purchase from the same primary distributor based on centralized negotiations, merchandising and marketing strategies. Our perishables distribution facility, opened in February 2004, supplies produce and other perishables for stores in the western United States.

In 2004, we opened 12 new stores in existing markets. We are continuing to execute on our real estate strategy, which is focused on adding stores in those markets where: (i) we are the major natural and organic food retailer; (ii) we can obtain locations that we believe will lead to an increased number of customers without placing substantial competitive pressure on our existing stores; and (iii) our store locations intercept a majority of customers and thereby may discourage competitors from placing new stores in the market. We have identified strategic markets for expansion of our farmer's market format outside of southern California and opened the first two of the new Henry's Farmers Market stores in metropolitan Phoenix, Arizona in 2004. We have opened two, and anticipate opening an additional third Henry's store in the Phoenix metropolitan market in 2005.

As has been our practice in the past, we will continue to evaluate the profitability, strategic positioning, impact of potential competition, and sales growth potential of all of our stores on an ongoing basis. We may, from time to time, make decisions regarding closures, disposals, relocations or remodels in accordance with such evaluations. In fiscal 2004 and through the date of this report, we have closed eight stores: one store was sold; three stores were relocated; three were closed due to upcoming lease expirations; and one was closed, remodeled and reopened under a new format. Of the closed stores, three leases have terminated and three leases have expired. In 2004, we closed one commissary and two warehouse facilities as a part of certain planned consolidations into our Riverside, California perishables warehouse.

Our revenues are primarily derived from the retail sale of products at our stores. Internally, we look to a variety of indicators to evaluate our periodic financial performance, including: comparable store sales (sales are comparable commencing the 13th full month of operations); sales per square foot; average basket size; customer count; inventory turns (how quickly inventory is sold); percentage of total sales by department; department margins; and staff productivity. In fiscal 2004, we continued to focus on increasing comparable store sales results, basket size and customer count through improvements in store-level customer service, execution and presentation, as well as regional and national promotion of Wild Oats Natural Marketplace and Henry's Farmers Market as brand identities, and certain targeted marketing programs in regions where store performance was below expectations.

Outlook

We intend to continue our real estate expansion strategy by increasing penetration in existing markets and expanding into new regions that we believe are currently underserved by natural foods retailers. While we believe that most of our store expansion will result from new store openings, we may continue to evaluate acquisition opportunities in both existing and new markets.

To date in 2005, we have opened four new stores: Wild Oats Natural Marketplace stores in Scottsdale, Arizona and Salt Lake City, Utah and two Henry's Farmers Market stores in metropolitan Phoenix, Arizona. We currently have leases and letters of intent signed for 21 new stores to be opened or relocated in the remainder of 2005 or 2006, including four Wild Oats locations, 15 Henry's Farmers Market locations, and two Capers Community Markets. The proposed sites are in metropolitan Phoenix, Arizona; Boulder, Colorado; metropolitan Los Angeles, Palm Springs and San Diego, California; metropolitan Naples and Tampa, Florida; metropolitan Portland, Oregon; and Vancouver, British Columbia, Canada. We plan to open up to 12 new stores in 2005. In fiscal 2005, we expect to spend between $40 million and $45 million in capital expenditures, of which approximately $21 million will be for new store openings and $11 million will be for remodels of existing stores.  We expect pre-opening costs for new stores opening in 2005 to increase to $500,000 to $600,000.

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

On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates, including those related to:

    Goodwill valuation,
    Asset impairment charges,
    Restructuring charges and store closing costs,
    Inventory valuation and reserves,
    Self-insurance reserves, and
    Tax valuation allowances

We believe the following critical accounting policies affect our most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no changes in 2004 in the application of these policies:

Goodwill. Goodwill consists of the excess cost of acquired companies over the sum of the fair market value of their underlying tangible assets acquired and liabilities assumed. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is reviewed for impairment annually at a reporting unit level, or more frequently if certain indicators of impairment exist. We have one reporting unit at the enterprise level to which goodwill is allocated. We estimate fair value utilizing a combination of three different methods, consisting of market capitalization, discounted future cash flows, and earnings before interest, taxes, depreciation, amortization and rent ("EBITDAR") multiples, and compare it to the carrying value of the enterprise for purposes of identifying potential impairment.

The annual review for impairment relies heavily on our ability to accurately project future cash flows, which in itself, requires the extensive use of accounting judgment and financial assumptions and estimates. These projections can be affected by many items that are interdependent on one another and are outside of our control and ability to predict except at the time of evaluation, such as changes in the economy, trends affecting the natural and organic food industry, and changing competitive pressures. Application of alternative assumptions such as evaluating for impairment at a level of the organization other than enterprise could produce significantly different results.

Impairment of long-lived assets. We monitor the carrying value of our long-lived assets, including finite-lived intangible assets, for potential impairment whenever changes in circumstance indicate a potential for impairment may exist. The triggering events for evaluations of finite lived intangible assets include a significant decrease in the market value of an asset, acquisition and construction costs in excess of budget, or current store operating losses combined with a history of losses or a projection of continuing losses. If impairment is identified, based on undiscounted future cash flows, management compares the asset's future cash flows, discounted to present value using a risk-adjusted discount rate, to its current carrying value and records a provision for impairment as appropriate. With respect to equipment and leasehold improvements associated with closed stores, the value of these assets is adjusted to reflect recoverable values estimated based on our previous efforts to dispose of similar assets, with consideration for current economic conditions.

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

Restructuring and store closure costs. We reserve for the present value of lease-related costs associated with store and support facility closures, relocations, and sales when the store or facility is closed. The calculation of the lease related liabilities involves applying a discount rate to the estimation of our remaining lease obligations, taxes and common area maintenance, net of future estimated subtenant income. The lease liabilities usually are paid over the lease terms associated with the closed stores, which have had remaining terms ranging from one month to 25 years. Store closing liabilities are reviewed each reporting period to ensure that the amounts recorded reasonably reflect our future obligations associated with closed stores and facilities based on the most current information available. Adjustments to existing lease related liabilities are primarily a result of changes in the expected timing or amount of subtenant income, and are made in the period in which the change in facts and circumstances, as well as their related impacts, become known and estimatable. Lease related closure costs and associated severance costs are made in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit of Disposal Activities." Severance costs incurred in connection with store closings are recorded when the employees have been identified and notified of the termination benefits to be made to the employees.

In evaluating the reserves for lease related liabilities, management considers a number of variables that would affect the marketability of the space such as recent demand for similar space in the market area, the number of potential subtenants expressing interest, specific characteristics of the property, any limitations in the use of the space imposed by the landlord, as well as the creditworthiness of actual subtenants. The above factors are continuously reevaluated and have a significant impact on management's assumptions used in estimating the timing and amount of any subtenant income, and thus the amount of required reserves.

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

Self-insurance. We use a combination of stop-loss insurance and are self-insured for losses relating to worker's compensation claims, general liability and employee medical and dental benefits. We have purchased stop-loss coverage in order to limit exposure to any significant claim or levels of claims that would be catastrophic to our Company. Self-insured losses are accrued based upon estimates of the aggregate uninsured claims incurred using certain actuarial assumptions followed in the insurance industry which are based on our industry's experience as well as our historical claims experience. While we believe that the assumptions and methodology used are appropriate, the estimated accruals for these liabilities could be significantly affected if actual loss development and payment patterns vary significantly from the assumptions and historical trends utilized.

Tax valuation allowances. We utilize the concepts and guidance of SFAS No. 109, "Accounting for Income Taxes" in assessing the ability to realize our deferred tax assets. The Company establishes valuation allowances based on historical taxable income, projected future income, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. Based on our analysis, in 2004 we established a full valuation allowance against our net deferred tax assets because we don't believe we met the more likely than not realizability guidance under SFAS 109.

When we are able to show a profitable trend (generally 6 to 8 quarters), we will re-evaluate the need for a valuation allowance using all factors available to us at that time.

Factors Impacting Results of Operations

Our results of operations have been and will continue to be affected by, among other things:

    The successful opening and operating of new stores, and remodels/remerchandising of existing stores,
    Fluctuations in quarterly results of operations and stock price,
    Economic conditions,
    Competition,
    Labor issues,
    Loss of key management,
    Government regulations and
    Changes in and performance by suppliers, distributors and manufacturers.

The successful opening and operating of new stores, and remodels of existing stores. We plan to continue growing, primarily through the opening of new stores. In fiscal 2004 and to date in 2005, we have opened 16 new stores. New stores build their sales volumes and refine their merchandise selection gradually and, as a result, generally have lower gross margins and higher operating expenses as a percentage of sales than more mature stores. New stores opened experience operating losses for the first 12 to 18 months of operation, or possibly longer, in accordance with historical trends; although certain stores are projected to incur operating losses for six to 12 months, and others are projected to incur losses for greater than 18 months.

We plan to complete significant remodels in up to 10 stores in fiscal 2005, and to remerchandise a number of smaller, older stores to implement 2005 merchandising strategies. Remodels and remerchandising typically cause short-term disruption in sales volume and related increases in certain expenses as a percentage of sales, such as payroll. We cannot predict whether sales disruptions and the related impact on earnings may be greater than projected in future remodeled or remerchandised stores. Changes in merchandising and marketing strategies may also impact an individual store and overall Company results.

The construction or acquisition of new stores, remodeling of existing stores, as well as completion of capital purchases of new technology systems required for efficient operation of our business require substantial capital expenditures. In the past, cash generated from operations, bank debt and equity financing proceeds has funded our capital expenditures. These sources of capital may not be available to us in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

Fluctuations in quarterly results of operations and stock price. Our quarterly results of operations may differ materially from quarter to quarter for a variety of reasons, including the timing and success of new store openings, overall store performance, changes in the economy, seasonality and the timing of holidays, significant increases or decreases in prices for or availability of goods and services, competitive pressure and labor disturbances, shrink and spoilage, fluctuations in profit margins for discontinued items, as well as other factors mentioned in this section.

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

Economic conditions. Downturns in general economic conditions in communities, states, regions or the nation as a whole can affect our results of operations. While purchases of food generally do not decrease in a slower economy, consumers may choose less expensive alternative sources for food purchases. In addition, downturns in the economy make the disposition of excess properties, for which we continue to pay rent and other carrying costs, substantially more difficult as the markets become saturated with vacant space and market rents decrease below our contractual rent obligations.

Competition. We compete with multi-unit and independent natural foods, specialty and conventional grocers. As competition in certain markets intensifies, our results of operations may be negatively impacted through loss of sales, reduction in margin from competitive price modifications, and disruptions in our employee base.

Loss of key management. Our future direction and success is dependent in large part on the continued services of certain key executive officers. Loss of any key officer may have an adverse affect on current operations and future growth programs. Our continued success also is dependent on our ability to attract and retain qualified executives to meet our future growth needs.

Government regulations. We are subject to a myriad of laws, regulations and ordinances at the local, state and national level governing the operation of our stores and support facilities, and our ability to comply with these laws could negatively affect our store sales and operations, or could delay the opening of a new store. Such laws include the following: state and federal wage and hour laws, which may result in increased minimum wage levels, required payment of overtime to employees classified as salaried employees and increased benefit costs; National Organic Program regulations promulgated by the USDA, which may require different handling of certain products or the exclusion of certain products from the definition of "organic", each of which could limit product supply, increase costs or reduce revenues; state and federal health and sanitation regulations, which may require substantial equipment or tenant improvement modifications at added expense or increase labor costs and costs of food handling or impact the ability to supply from commissaries across state lines; local and state laws restricting the availability of liquor licenses and liquor sales, which may reduce some stores' sales; and land use and zoning regulations, which may impact hours of operation, hours when shipments may be received and the ability to provide certain services or products, which may reduce revenues or increase direct store operating costs. Implementation of and changes to such laws can have a material impact on our sales volume, costs of goods and direct store expenses. In addition, from time to time we are audited by various governmental agencies for compliance with existing laws, and we could be subject to fines or operational modifications as a result of noncompliance.

Changes in and performance by suppliers, distributors and manufacturers. In January of 2004, we executed a new five-year primary distribution agreement with UNFI, and we completed the process of transititioning our primary ordering to UNFI by the end of the first quarter of 2004. We purchase approximately one third of our total products from UNFI, and the remainder from small vendors and secondary and tertiary distributors. In addition, in 2004 we opened a new perishables distribution center in Riverside, California. At the end of fiscal 2004, 70 of our stores were receiving substantially all of their produce from our Riverside, California warehouse. Significant disruptions in operations of our distributors or at our warehouse could materially impact our operations by disrupting store-level merchandise selection, resulting in reduced sales. Also, from time to time, we may experience product shortages due to the impact of adverse weather conditions, such as drought or flood, or disruptions in the supply chain from competition for products from other retailers, product shortages and transportation disruptions. These shortages may result in decreased product selection and increased out-of-stock conditions, as well as higher product costs, which result in decreased sales or margins.

Results of Operations

Our net loss for fiscal 2004 was $40.0 million, or $(1.37) per diluted share, compared with net income of $1.6 million, or $0.05 per diluted share, in fiscal 2003. The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of sales:

		2003	2002

FISCAL YEAR	2004	(As Restated)

Sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy costs	71.7	70.5	70.0

Gross profit	28.3	29.5	30.0
Direct store expenses	22.5	21.6	21.6

Store contribution	5.8	7.9	8.4
Selling, general and administrative expenses	6.0	6.7	6.0
Loss on disposal of assets, net	-	0.2	-
Pre-opening expenses	0.5	0.4	0.3
Restructuring and asset impairment charges (income)	0.2	(0.1)	(0.1)

Income (loss) from operations	(0.9)	0.7	2.2
Interest income	0.1	0.1	0.1
Interest expense	(0.6)	(0.6)	(1.3)

Income (loss) before income taxes	(1.4)	0.2	1.0
Income tax expense	2.5	0.1	0.4

Net income (loss)	(3.9)%	0.2%	0.6%

The following table sets forth, for the periods indicated, certain selected income statement data in dollars (in thousands):

		2003	2002

FISCAL YEAR	2004	(As Restated)

Sales	$1,048,164	$ 969,204	$ 919,130
Gross profit	296,850	285,724	275,361
Direct store expenses	235,425	208,908	198,379
Selling, general and administrative expenses	62,454	64,659	55,186
Pre-opening expenses	5,265	3,490	2,737
Restructuring and asset impairment charges (income), net	2,461	(1,259)	(775)
Interest income	1,070	780	778
Interest expense	(6,309)	(5,746)	(11,855)
Income tax expense	25,838	1,094	3,666
Net income (loss)	$ (40,019)	$ 1,593	$ 5,070

Year over Year 2004 v. 2003 Comparisons of Certain Selected Income Statement Data

The following narrative compares those selected income statement data with material changes from year to year. Aggregate dollar amounts for fiscal 2004 reflect a 53-week fiscal year, as compared to 52 weeks in fiscal 2003.

Sales. Net sales for the fiscal year ended January 1, 2005, were $1.048 billion, an increase of 8.1%, compared with $969 million in fiscal 2003. Increases were attributable to the addition of 12 new stores in fiscal 2004, despite the closure of seven stores during the fiscal year, as we ended the year with total square footage of 2.5 million square feet, which is an increase of 10% compared with 2.2 million square feet at the end of 2003. Comparable store sales for fiscal 2004 were 1.36%, as compared to 2.37% in fiscal 2003. The increase in sales in fiscal 2004 can be attributed to the addition of new stores in 2004, while the decrease in comparable store sales over 2003 results from the greater benefit of the southern California conventional grocery strike in the fourth quarter of 2003 as compared to the smaller impact in the first quarter of 2004. In the second half of 2004, we increased our promotional activity to drive customer count to retain some of the customers that came to us during the strike. The positive impact to sales year over year was offset by the decrease in gross profit percentage. Total sales increased in 2004 despite supply chain disruptions experienced in the first quarter of 2004 with our former primary distributor, and issues of quality and consistency throughout 2004 in produce distributions from our new California warehouse.

Gross profit. Gross profit consists of sales less costs of goods sold and store occupancy costs. Occupancy costs include store related depreciation, rent and utilities. Gross profit for the fiscal year ended January 1, 2005 increased 3.9% to $296.9 million as compared to $285.7 million in fiscal 2003, while gross profit margins declined to 28.3%, compared to 29.5% in fiscal 2003, largely due to promotional activity, such as our Thanksgiving promotion, in selected regions of the country in the second half of 2004 to attract new customers and retain customers gained during the southern California conventional grocery strike, and changes to our distribution processes. The impact of the combined promotional activity and distribution changes is estimated at 30 basis points of the reduction from prior year. Margins, or gross profit percentage, declined 90 basis points over last year due to the effect of newer stores (defined as stores open less than 12 months) being a larger percent of our total store base. Traditionally, our newer stores carry lower margins due to higher shrink and heavy promotional activity. The impact of accelerated depreciation was approximately $200,000 more during 2004 than 2003, and amounted to a $4.0 million decrease to gross profit during 2004.

Direct store expenses. Direct store expenses include the following: store payroll, taxes and benefits, store supplies and maintenance, and other store-specific contract costs. Direct store expenses for the fiscal year ended January 1, 2005, increased as a percent of sales to 22.5% as compared to 21.6% in fiscal 2003. Direct store expenses increased as a result of the addition of five new stores (net of closed stores) and an overall increase in sales and same store customer traffic. Our new stores typically have a higher payroll as a percentage of sales for up to the first 18 months of operation. In addition to the higher new store payroll percentages, we incurred benefit cost increases in the self insured areas of health and workers' compensation of over $4 million, along with a $1.0 million charge for the expected cost of remediating our 401(k) plan, for which we have filed a voluntary compliance plan with the Internal Revenue Service. We have also changed some of our marketing efforts to store level versus national level, and the related costs have been reflected as direct store expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses include the following: corporate and regional administrative support services, corporate-level purchasing and marketing, and travel. Selling, general and administrative expenses for the fiscal year ended January 1, 2005, decreased to 6.0% as a percent of sales in fiscal 2004 as compared to 6.7% in fiscal 2003. The decreases of $2.2 million and 0.7% are attributable to consolidation of work functions at our headquarters, continued control and monitoring of administrative costs and a small shift of marketing emphasis from the national to the store level. These decreases were offset by increased professional fees related to the Sarbanes-Oxley Act of 2002 and audit costs related to our audit of past administrative practices in the Company's 401(k) plan.

Loss on disposal of assets. During 2003, as a result of the significant store closings, remodels and resets, we undertook a review of all fixtures and equipment in our stores, offices, and support facilities, including a physical inventory in conjunction with an asset tagging exercise. We completed the review and recorded in fiscal 2003 a $2.1 million loss on disposal of fixtures and equipment. Losses on disposal amounts for 2004 and years prior to 2003 relate to assets disposed of in the normal course of business and were not material.

Pre-opening expenses. Pre-opening expenses include labor, rent, advertising, utilities, supplies, and certain other costs incurred prior to a store's opening. Pre-opening expenses for the fiscal year ended January 1, 2005, increased 50.9% as compared to fiscal 2003, primarily as a result of 12 new store openings in fiscal 2004 as compared to eight in fiscal 2003. Our average pre-opening expense per store increased as we focused efforts on increasing the knowledge base of the consumer, training our employees, and changes in our leasing terms. The timing of the store openings in 2005 also has contributed to the amounts expensed during 2004, as certain pre-opening expense for the two stores opened at the end of January 2005 were incurred in 2004.

Restructuring and asset impairment charges (income) – fiscal 2004. Restructuring and asset impairment expense in fiscal 2004 were $2.5 million, as compared to income of $(1.3) million in fiscal 2003 and $(0.8) million in fiscal 2002. The following table summarizes the components of restructuring and asset impairment charges and income for fiscal years 2004, 2003, and 2002, respectively, by year (in thousands):

		Fiscal 2003	Fiscal 2002

Components of Charge	Fiscal 2004	(as restated)

Insurance proceeds received for impaired assets previously written off	-	$ (250)	-
Gain on sale of assets	-	-	$ (462)
Change in estimate related to lease-related liabilities for sites previously identified for closure or sale (includes accretion)	$ 104	(2,376)	(4,713)
Lease-related liabilities for stores identified to be closed or sold during the period	566	188	3,531
Severance for employees	754	232	420
Fixed asset impairments	1,037	947	449

	$ 2,461	$(1,259)	$(775)

During fiscal 2004, we recorded restructuring and asset impairment expense of $2,461. Details of the significant components are as follows (in thousands):

    Estimate for sites identified for closure that were closed during the year ($566 of restructuring expense). During the year, we closed seven stores throughout our portfolio. Therefore, we accrued for the period of time that best estimates our remaining lease liabilities and closures costs. Those stores were in the following states: Arizona, Colorado, Florida, New York, Oregon (2) and Washington.

    Changes in estimate related to lease-related liabilities for sites identified in previous years for closure ($104 in restructuring expense). During 2004, we adjusted our estimates of remaining lease liabilities for locations closed in years before fiscal 2004 due to executed sub-tenancy agreements, changes in marketability or agreements reached with landlords that differed from the original estimated lease obligation. In addition to the changes cited above, we incurred accretion expense during the year as changes in the net present value of future minimum lease payments.

    Severance for employees notified of termination during the year ($754 of restructuring expense). During the year, 162 employees were terminated in conjunction with the closing of seven stores and a home office restructuring. The terminated employees were notified of their involuntary termination up to 60 days before their last day during fiscal 2004. As of January 1, 2005, $556 of involuntary termination benefits had been paid to terminated employees.

    Fixed Asset Impairments ($1,037 of expense). During 2004, we reviewed the undiscounted cash flows of all locations. Several locations had future cash flows of less than the carrying value of their associated assets. We impaired the fixed assets at these locations to their net realizable value.

A summary of restructuring activity by store count is as follows:

	RESTRUCTURING STORE COUNT

	Period Ending	Fiscal Year Ending

	Feb 26, 2005	2004	2003	2002

Stores remaining at commencement of period	6	8	3	6
Stores identified in fiscal 2002 for closure				6
Stores identified in fiscal 2003 for closure			5
Stores identified in fiscal 2004 for closure		7
Support facilities identified for closure		2	4
Identified stores closed	(2)	(6)	(4)	(5)
Identified stores sold		(1)		(4)
Identified support facilities closed		(4)

Identified locations remaining at period end	4	6	8	3

As of December 27, 2003, all six stores identified in fiscal 2002 for closure have been sold or closed. Of the five stores and four support facilities identified in fiscal 2003 for closure, one had been relocated as of December 27, 2003, one store was sold in 2004, and the remainder were closed in 2004. Of the seven stores and two support facilities identified in 2004 for closure, five stores and the support facilities remained open as of year-end, with two stores closing before the date of this report.

Management decides to close or relocate stores in circumstances where the existing store is under-performing and/or a more desirable location in the same market becomes available. Warehouses and support facilities will be closed, consolidated, or relocated when opportunities arise to reduce overall costs of operations in those facilities. The expected non-cash impact on operating results in 2004 due to accelerated depreciation of assets in stores and facilities targeted for closure was $4.1 million.

Interest income. Interest income for the fiscal year ended January 1, 2005 was $1,070 compared to $780 in fiscal 2003. The increase is directly attributable to cash on hand increases relating to proceeds from our debenture issuance.

Interest expense. Interest expense for the fiscal year ended January 1, 2005 increased to $6,309 or 9.8% as compared to fiscal 2003. The increase over 2003 is due to average borrowings increasing from the debenture offering completed in June 2004.

Income tax expense. The effective tax rate for the fiscal year ended January 1, 2005 was 182.2% as compared to 40.7% for fiscal year 2003. The increase in the effective rate is due to the Company's conclusion that a valuation allowance was needed in 2004 against the deferred tax assets. The valuation allowance was recorded as a result of the Company's analysis of the facts and circumstances, including an evaluation of its pre-tax income and losses for the historical periods, which led the Company to conclude that it could no longer forecast future U.S. taxable income under the "more likely than not" standard required by SFAS No. 109, "Accounting for Income Taxes."

As of January 1, 2005, we had a net deferred tax asset of $0.4 million compared to net deferred tax assets of $26.4 million for the fiscal year ending December 27, 2003.

Net income (loss). In fiscal 2004, we generated a net loss of $40.0 million, or $(1.37) per diluted share, compared with net income of $1.6 million or $0.05 per share in fiscal 2003. Aside from the tax valuation allowance described above, the loss resulted from disruptions caused by our prior distributor arrangement, which was terminated at the end of the first quarter, additional disruptions throughout the year resulting from the transition of 70 stores' produce distribution to our new distribution facility, lower projected performance by certain new stores opened in 2004, and increased merchandising and marketing expenditures to combat increased competition in selected regions and drive customer traffic. In the first quarter of fiscal 2004, we transitioned our perishables distribution in the western region of the country to our new distribution center, completed the consolidation of a third warehouse facility in the first half of fiscal 2004 in southern California, and transitioned to a new primary distributor.

Year over Year 2003 v. 2002

Sales. Net sales for the fiscal year ended December 27, 2003, were $969.2 million, an increase of 5.4%, compared with $919.1 million in fiscal 2002. Increases were attributable to the addition of eight new stores in fiscal 2003, despite the closure of four stores during the fiscal year, as we ended the year with total square footage of 2.2 million square feet, which is an increase of 4.5% compared with 2.1 million square feet at the end of 2002, as well as increased store sales at 22 stores positively impacted by labor strikes California during fiscal 2003.

Net sales in fiscal 2003 were impacted by a number of factors, including the disruption caused by our SKU reduction program, extensive resets and remodels, the impact of road construction on the ability to easily access a number of our stores in the first half of fiscal 2003 and our inability to leverage certain expected supply chain efficiencies throughout 2003.

Gross profit. Gross profit for the fiscal year ended December 27, 2003 increased 3.8% as compared to fiscal 2002; while gross profit margins declined slightly to 29.5%, compared with 30.0% in fiscal 2002, largely due to $3.8 million in accelerated depreciation for the planned closure or relocation of distribution centers, warehouses and stores, along with certain supply chain issues and planned inventory reductions.

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

Loss on disposal of assets. As a result of the significant store closings, remodels and resets, the Company undertook a review of all fixtures and equipment in its stores, offices, and support facilities, including a physical inventory in conjunction with an asset tagging exercise. The Company completed the review and recorded in fiscal 2003 a $2.1 million loss on disposal of fixtures and equipment. Losses on disposal amounts for prior years relate to assets disposed of in the normal course of business and have been relatively immaterial.

Pre-opening expenses. Pre-opening expenses for the fiscal year ended December 27, 2003, increased 27.5% as compared to fiscal 2002, primarily as a result of the increase in new store openings in fiscal 2003 as compared to fiscal 2002.

Restructuring and asset impairment charges (income). Restructuring and asset impairment income in fiscal 2003 were $(1.3) million, as compared to $(0.8) million in fiscal 2002. The table on page 21 summarizes the components of restructuring and asset impairment charges and income for fiscal years 2004, 2003 and 2002, respectively. See "Notes to Consolidated Financial Statements – Note 12 - Restructuring and Asset Impairment Charges" for details of the significant components of the expense (income).

Interest income. Interest income for the fiscal year ended December 27, 2003, remained relatively constant as compared to fiscal 2002.

Interest expense. Interest expense for the fiscal year ended December 27, 2003, decreased 51.5% as compared to fiscal 2002, due to an overall decrease in borrowings under our new credit facility, a substantial decrease in our overall borrowing rate under the new credit facility and the expiration in August 2003 of an interest rate swap agreement required by our prior credit facility. Under our Second Amended and Restated Credit Facility, effective February 26, 2003, interest rates decreased from LIBOR plus 5.25% (the rate under our prior credit facility through February 25, 2003) to LIBOR plus 2.25%.

Income tax expense. The effective tax rate for the fiscal year ended December 27, 2003 was 40.7% as compared to 42.0% for fiscal 2002. The effective tax rate in 2003 was higher relative to 2002, due to an increase in taxable income from our Canadian subsidiary and an increase of 0.7% of state income taxes as a percentage of the increased rate.

Net income (loss). In fiscal 2003, we incurred net income of $1.6 million, or $0.05 per diluted share, compared with net income of $5.1 million or $0.19 per diluted share in 2002. Supply chain issues were a primary contributor to our decline in net income in the second half of 2003.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements to disclose.

Liquidity and Capital Resources

Our primary sources of capital have been cash flow from operations, bank indebtedness, and the sale of convertible debt or equity. Primary uses of cash have been the financing of new store development through leases and capital expenditures remodels, acquisitions and repayment of debt.

Net cash provided by operating activities was $16.6 million during fiscal 2004. The generation of cash from operations consisted of the net loss of $40.0 million with adjustments for depreciation and amortization, deferred taxes, non-cash restructuring charges and other items that reconcile net income to cash, as well as increases in inventories and receivables offset by increases to accounts payable, accrued liabilities and other liabilities.

We expect the closure and/or relocation of four stores and support facilities in 2005 to ultimately result in improved store contributions and cash flows for the Company. The short term cash flow effects of these closures and/or relocations usually involve some severance costs which, for these 2005 closures, we expect to be minimal as we anticipate that a majority of the employees will accept positions at relocated stores and support facilities or other positions within the Company. Costs for removal of furniture, fixtures, and inventory for these closures are expected to be minimal.

Net cash used in investing activities was $59.2 million during fiscal 2004, which consisted primarily of purchases of property and equipment for our new stores and remodeled locations, as well as investments in information technology. We received $115 million in proceeds from our convertible debt issuance, which is shown as a financing activity, and utilized a portion of the cash raised to invest in short term investments. We had cash proceeds from the sale of some of those short term investments along with property and equipment.

We spent approximately $49.2 million during 2004 for new store construction, development, remodels and other capital expenditures. Our average capital expenditures to open a leased store, including leasehold improvements, equipment and fixtures, have ranged from approximately $2.0 million to $5.0 million historically, excluding inventory costs and initial operating losses. Our ability to negotiate turnkey leases in the future will result in a substantially lower capital expenditure per store, in return for a slightly higher rent rate over the lease term. Delays in opening new stores may result in increased capital expenditures and increased pre-opening costs for the site, as well as lower than planned sales for the Company.

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

Net cash used in financing activities was $55.5 million during fiscal 2004. The influx of cash was the direct result of our convertible debt financing in June of 2004 along with proceeds from the issuance of common stock from employee option exercises and issuances of common stock through the employee stock purchase plan. These cash inflows were offset by outflows for the repurchase of outstanding common stock, currently reflected as treasury stock, the paydown of the line of credit, the payment of debt issuance costs, an increase in our overdraft balance, and repayments of capital lease obligations.

Contingent convertible senior debentures. In June 2004, we issued $115 million aggregate principal amount of 3.25% Convertible Senior Debentures due May 15, 2034 in a private placement. The debentures bear regular interest at the annual rate of 3.25%, payable semiannually on May 15 and November 15 of each year until May 15, 2011, after which date, no regular interest will be due. Commencing May 20, 2011 and ending November 14, 2011, and for any six-month period thereafter, contingent interest will be due and payable in the amount of 0.25% of the average trading price of the debentures during a specified period, if the average trading price of the debentures equals or exceeds 125% of the principal amount of the debentures. We are currently paying an additional 0.25% in interest due to delays in completing the registration of the debentures.

The debentures are callable and convertible into our common stock prior to maturity at the option of the holders under the following circumstances: (1) during any calendar quarter commencing after June 30, 2004 and before March 31, 2029, if the last reported sale price of our common stock is greater than or equal to 130% of the conversion price of $17.70 per share; (2) at any time on or after April 1, 2029 if the last reported sale price of our common stock on any date on or after March 31, 2029 is greater than or equal to 130% of the conversion price; (3) subject to certain limitations, during the five business-day period after any five consecutive trading-day period in which the trading price per debenture for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of our common stock; (4) if we call the debentures for redemption; (5) upon the occurrence of certain corporate transactions; or (6) if we obtain credit ratings for the debentures, at any time when the credit ratings assigned to the debentures are below specified levels. The debentures are initially convertible into 56.5099 shares of our common stock per $1,000 principal amount, which is equivalent to $17.70 per share, for total initial underlying shares of 6,498,639. Upon conversion, we have the right to deliver, in lieu of common stock, cash or any combination of cash and common stock. We filed a shelf registration statement covering resales of the debentures and the common stock issuable upon conversion thereof in August 2004, and are currently in the review phase with the Securities and Exchange Commission.

On or after May 20, 2011, we may redeem for cash some or all of the debentures at any time and from time to time, for a price equal to 100% of the principal amount of the debentures plus accrued and unpaid contingent interest, if any. Holders have the right to require us to repurchase any or all debentures for cash, at a repurchase price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest on: (1) May 15, 2011, May 15, 2014, and May 15, 2024; and (2) the occurrence of change in control (as defined in the debenture).

The debentures are unsecured and un-subordinated obligations, and rank equal in priority with all of our existing and future unsecured and un-subordinated indebtedness and senior in right of payment to all of its subordinated indebtedness. The debentures will effectively rank junior to any of our secured indebtedness and any of its indebtedness that is guaranteed by its subsidiaries. Payment of principal and interest on the debentures will be structurally subordinated to the liabilities of our subsidiaries.

Credit facility. On March 31, 2005, we entered into a five-year revolving secured credit facility with Bank of America, N.A. (the "B of A Facility"). Concurrent with the execution of the B of A Facility, we terminated our existing $95 million credit facility with Wells Fargo Bank N.A. as administrative agent. The B of A Facility allows borrowings and letters of credit up to a maximum of $40 million, with an option to increase borrowings up to $100 million, subject to a borrowing base determined by the value of certain inventory, credit card receivables, invested cash and, at our discretion, mortgaged leaseholds. The B of A Facility is secured by certain of our assets including, but not limited to, cash, inventory and fixed assets. Borrowings under the B of A Facility bear interest, at our election, at the prime rate or at LIBOR plus a margin ranging from 1.00% to 1.50%, depending on the excess borrowing availability over amounts borrowed. Interest rates are determined quarterly. We are charged a commitment fee on the unused portion of the Facility. There are no financial covenants, other than the obligation to maintain a certain percentage of minimum excess availability (as defined in the agreement) at all times. The B of A Facility requires compliance on a monthly basis with certain non-financial covenants, including limitations on incurring additional indebtedness and making investments, the use and disposition of collateral, changes of control, as well as cash management provisions. We expect that we will be in compliance with all covenants. We further expect that our cash requirements through the third quarter of fiscal 2005 will be primarily satisfied from the proceeds of the 2004 debenture issuance as well as cash generated from operations, and thereafter from cash generated from operations and borrowings under the new credit facility.

Our prior credit facility was entered into in February of 2003, with Wells Fargo Bank N.A. acting as lead bank and administrative agent (the "Wells Facility"). The Wells Facility had a $95.0 million limit and a three-year term with a one-year renewal option.

As part of the Wells Facility, we gave our lenders collateral in the form of cash, equipment and fixtures, inventory and other assets. We also granted leasehold mortgages in certain leasehold interests. The Wells Facility required compliance as of the last day of each fiscal quarter, with certain financial covenants, including the following: an adjusted leverage ratio (as described below); a fixed charge coverage ratio, which is the ratio of EBITDAR for the last four fiscal quarters minus certain maintenance capital expenditures and taxes to fixed charges for the four fiscal quarters; a minimum stockholders' equity of $125 million plus a portion of cumulative net income, adjusted for stock issuances and repurchases; a limitation on new leases per fiscal year, and a cap on capital expenditures per fiscal year. We were also obligated, on a continuous basis, to maintain a minimum cash balance. In connection with the debenture offering in June 2004, the Wells Facility was amended to, among other things, (1) increase the maximum allowable leverage ratio, (2) permit the repurchase of our common stock, within specified limits, (3) increase the annual limits on capital expenditures and new leases, (4) raise the limit on the value of acquisitions and divestitures we can make without the consent of the lending group, and (5) increase the maximum percentage rate to either prime plus 0.1% or one month LIBOR plus 2.5%. The Wells Facility was subsequently amended in August and November 2004. As amended, the interest rate on the Wells Facility was either prime plus 1.25% or one-month LIBOR plus 2.75%, at our election, and the rates modified depending on an adjusted leverage ratio equal to the ratio of average total funded debt, as defined under the credit facility, plus six times rent expense, to EBITDAR for the four fiscal quarter periods then ended, as calculated on our quarterly compliance certificate. We were charged a commitment fee on the unused portion of the line based on defined performance objectives. The outstanding balance on the Wells Facility was repaid in June 2004 from the proceeds of the debenture issuance. As of January 1, 2005 and as of the date of our termination of the Wells Facility, there were no outstanding borrowings under the Wells Facility, and letters of credit outstanding totalled $9.1 million.

As a result of the restatement to correct lease-related accounting errors described in "Notes to Consolidated Financial Statements – Note 2 – Restatement of Financial Statements", we were in violation of three financial covenants under the Wells Facility as of January 1, 2005, and would be in violation in future quarters unless such covenants were amended. We requested and received waivers of the three covenant violations from the requisite lenders under the Wells Facility. If we would not have obtained a waiver, or alternatively, an amendment to the existing covenants, the effect to the Consolidated Financial Statements would have been such that our outstanding letters of credit, which in aggregate are $9.1 million, would have required funding with cash, which we could have accomplished with cash on hand. Therefore, the cash balance would have decreased by $9.1 million and our long-term other assets balance would have increased by the corresponding $9.1 million.

As of January 1, 2005, we had no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees, except as disclosed in the notes to the consolidated financial statements. Stockholders' equity at January 1, 2005 of $101.1 million represented 24.9% of total assets. As of January 1, 2005, we had a working capital deficit of $24.9 million, or an improvement of $13.0 million over fiscal 2003 year-end. The increase in working capital was primarily attritributed to proceeds from the issuance of our convertible debt, and operational cash flows.

We believe that cash generated from operations, from our 2004 debenture offering, and available under our new credit facility will be sufficient to satisfy our budgeted cash requirements through fiscal 2005. In the past, we have primarily used cash flows generated from operations, improvements in working capital and equity proceeds to fund store growth and have used any excess cash to reduce debt. As our store development plan accelerates, we expect that a greater proportion of our capital will funded through borrowings on the line of credit than we have utilized in the past. We will continually evaluate other sources of capital and will seek those considered appropriate for future acquisition or accelerated store growth opportunities.

We believe that current cash and cash equivalents, short-term investments and cash flows from operations will be sufficient to fund necessary capital expenditures, to provide adequate working capital, and to expand as planned for the foreseeable future (the next 12 months). There can be no assurance, however, that we will not require additional financing. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all, when required. If additional funds were to be raised through the sale of equity securities or additional convertible debt instruments, additional dilution to existing shareholders would likely result.

The following is a summary of our lease and debt obligations, construction commitments and outstanding letters of credit as of January 1, 2005:

AGGREGATE CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

(in thousands)

	EXPECTED FUTURE CASH PAYMENTS

	Total	2005	2006	2007	2008	Thereafter

Contractual Obligations:
Long-term debt	$ 140,058	$ 4,349	$ 3,738	$ 3,738	$ 3,738	$ 124,495
Capital lease obligations	81,295	3,437	3,437	3,342	3,333	67,746
Operating leases	389,931	34,589	33,480	32,444	30,193	259,225
Construction commitments	4,410	4,410	-	-	-	-

	$ 615,694	$ 46,785	$ 40,655	$ 39,524	$ 37,264	$ 451,466

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

	Total	2005	2006	2007	2008	Thereafter

Commercial Commitments:
Letters of credit	$ 9,100	$ 9,100	$ -	$ -	$ -	$ -

Long term debt. During June of 2004, we completed the issuance of $115 million in convertible debt, at a fixed interest rate of 3.25%, payable semi-annually. We will be accruing an additional 0.25% monthly for the first three months of 2005 and 0.50% monthly thereafter in interest, until we complete the registration of the debentures. We have contemplated the interest in the table above. In addition to the convertible debentures, our credit facility, which currently has no amounts borrowed against it, carries a commitment fee for the unused portion of the facility. We have included the commitment fee in the above schedule.

Capital lease obligations. The number and dollar amount of capital leases are limited by the B of A Facility and as a business practice. Certain store locations meet the criteria of capital leases, while other capital leases are for office equipment and computer hardware.

Operating leases. We lease a majority of our stores and support facilities under non-cancelable operating leases that expire at various dates through 2024.

Construction commitments. As we prepare to open new stores, capital assets are ordered yet not delivered as of the year end.

Other obligations. We do not have minimum purchase requirements or other contractual obligations in our business.

Letters of credit. As of January 1, 2005, we had outstanding letters of credit for $9.1 million.

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

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

In the normal course of business, the Company is exposed to fluctuations in interest rates and the value of foreign currency. We employ various financial instruments to manage certain exposures when practical.

The Company is exposed to foreign currency exchange risk. We own and operate three natural foods supermarkets and a commissary kitchen in British Columbia, Canada. The commissary supports the three Canadian stores and does not independently generate sales revenue. Sales made from the Canadian stores are made in exchange for Canadian dollars. To the extent that those revenues are repatriated to the United States, the amounts repatriated are subject to the exchange rate fluctuations between the two currencies. We do not hedge against this risk because of the small amounts of funds at risk.

Our exposure to interest rate changes is primarily related to variable rate debt that would be issued under the Wells or B of A facilities. The interest rate on the Wells Facility as of January 1, 2005,  is either prime plus 1.25% or one-month LIBOR plus 2.75%, at our election, and the rates modified depending on the ratio of average total funded debt, as defined under the credit facility, plus six times rent expense, to EBITDAR for the four fiscal quarter periods then ended, as calculated on our quarterly compliance certificate. Because the interest rate on the Wells Facility is variable, based upon the prime rate or LIBOR, our interest expense and net income are affected by interest rate fluctuations. Interest under the newly signed facility is also based on LIBOR, and therefore affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding non-hedged variable rate debt as of January 1, 2005, would be an annual increase or decrease of zero, as we had no borrowings against the Wells Facility.

In September 2000, as required by our former credit facility, we entered into an interest rate swap to hedge its exposure on variable rate debt positions. Variable rates were predominantly linked to LIBOR as determined by one-month intervals. The interest rate provided by the swap fixed one-month LIBOR at 6.7%. At December 28, 2002, the notional principal amount of the interest rate swap agreement was $32.5 million, and expired in August 2003. There was no obligation to renew the swap under the refinanced facility. The notional amount is the amount used for the calculation of interest payments that are exchanged over the life of the swap transaction on the amortized principal balance. In fiscal 2003 through its expiration in August of 2003, the loss of $613,000, was reclassified into earnings from other comprehensive income for this cash flow hedge.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wild Oats Markets, Inc.:

We have audited the accompanying consolidated balance sheet of Wild Oats Markets, Inc. as of January 1, 2005, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the year ended January 1, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wild Oats Markets, Inc. at January 1, 2005, and the consolidated results of its operations and its cash flows for the year ended January 1, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Denver, Colorado

March 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wild Oats Markets, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Wild Oats Markets, Inc. and its subsidiaries (the "Company") at December 27, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 27, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, to the Consolidated Financial Statements, the Company has restated its financial statements as of and for the years ended December 21, 2003 and December 28, 2002.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

March 8, 2004, except for

Note 2, as to which date is March 31, 2005

WILD OATS MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share amounts)

FISCAL YEAR	2004	2003	2002

		(as restated, see Note 2)

Sales	$ 1,048,164	$ 969,204	$ 919,130
Cost of goods sold and occupancy costs	751,314	683,480	643,769

Gross profit	296,850	285,724	275,361

Operating expenses:
Direct store expenses
	235,425	208,908	198,379
Selling, general and administrative expenses
	62,454	64,659	55,186
Loss on disposal of assets, net
	187	2,087	21
Pre-opening expenses
	5,265	3,490	2,737
Restructuring and asset impairment charges (income), net
	2,461	(1,259)	(775)

Income (loss) from operations
	(8,942)	7,839	19,813

Loss on early extinguishment of debt	-	(186)	-
Interest income	1,070	780	778
Interest expense	(6,309)	(5,746)	(11,855)

Income (loss) before income taxes
	(14,181)	2,687	8,736
Income tax expense
	25,838	1,094	3,666

Net income (loss)	$ (40,019)	$ 1,593	$ 5,070

Net income (loss) per common share:
Basic
	$ (1.37)	$ 0.05	$ 0.19
Diluted
	$ (1.37)	$ 0.05	$ 0.19

Weighted average number of common shares outstanding
	29,219	29,851	26,481

Weighted average number of common shares outstanding assuming dilution	29,219	30,258	27,082

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

FISCAL YEAR	2004	2003	2002

		(as restated, see Note 2)

Net income (loss)	$ (40,019)	$ 1,593	$ 5,070

Other comprehensive income (loss):

Foreign currency translation adjustments
	681	697	(61)

Unrealized gain/loss on available-for-sale securities
	37	-	-

Recognition of hedge results to interest expense during the period, net of tax of $0, $367 and $705, respectively
	-	613	1,176

Change in market value of cash flow hedge during the period, net of tax of $0, $12 and $208, respectively
	-	(20)	(348)

Other comprehensive income	718	1,290	767

Comprehensive income (loss)	$ (39,301)	$ 2,883	$ 5,837

The accompanying notes are an integral part of the consolidated financial statements.

WILD OATS MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

		2003

FISCAL YEAR ENDED	2004	(as restated, see Note 2)

ASSETS

Current assets:
Cash and cash equivalents
	$ 30,671	$ 17,400
Short-term investments
	11,144	-
Inventories (net of reserves of $815 and $685, respectively)
	54,960	46,621
Accounts receivable (net of allowance for doubtful accounts of $153 and $208, respectively)
	3,860	4,038
Prepaid expenses and other current assets
	5,741	5,438
Deferred tax asset
	-	12,795

Total current assets
	106,376	86,292

Property and equipment, net	177,830	157,444
Goodwill, net	106,084	106,404
Other intangible assets, net	6,491	6,707
Deposits and other assets	8,361	2,932
Deferred tax asset	418	13,649

	$ 405,560	$ 373,428

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable
	$ 54,428	$ 50,514
Book overdraft
	23,325	26,727
Accrued liabilities
	53,154	44,316
Current portion of debt, capital leases and financing obligations
	405	293

Total current liabilities
	131,312	121,850

Long-term debt, capital leases and financing obligations	148,675	64,042
Other long-term obligations	24,472	25,163

	304,459	211,055

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding

Common stock; $0.001 par value; 60,000,000 shares authorized; 30,466,701 and 30,063,421 issued; 28,488,901 and 30,063,421 outstanding, respectively
	30	30
Treasury stock, at cost: 1,977,800 shares as of January 1, 2005
	(24,999)	-
Additional paid-in capital
	221,029	217,400
Note receivable, related party
	(11,416)	(10,815)
Accumulated deficit
	(84,509)	(44,490)
Accumulated other comprehensive income
	966	248

Total stockholders' equity
	101,101	162,373

	$ 405,560	$ 373,428

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands, except share and per-share amounts)

				Add'l Paid-In Capital			Accumulated Other Comp. Income(Loss)
	Common Stock		Treasury Stock		Note Receivable	(Accum. Deficit)
	Shares	Amount	Amount

Balance, December 29, 2001 (previously reported)	24,766,409	$ 25	$ -	$ 160,736	$ (9,660)	$ (42,277)	$ (1,809)
Cumulative prior years adjustment (Note 2)	-	-	-	-	-	(8,876)	-

Balance at December 29, 2001 (as restated, see Note 2)	24,766,409	25	-	160,736	(9,660)	(51,153)	(1,809)
Accrued interest on note receivable					(540)
Issuance of common stock ($7.91 to $11.50 per share), net of issuance costs	4,641,692	4	-	50,327	-	-	-
Common stock options exercised ($3.13 to $12.56 per share), including tax benefit	250,559	1	-	2,419	-	-	-
Net income (as restated, see Note 2)	-	-	-	-	-	5,070	-
Foreign currency translation adjustment	-	-	-	-	-	-	(61)
Recognition of hedge results to interest expense during the period, net of tax	-	-	-	-	-	-	1,176
Change in market value of cash flow hedge during the period, net of tax	-	-	-	-	-	-	(348)

Balance at December 28, 2002 (as restated, see Note 2)	29,658,660	30		213,482	(10,200)	(46,083)	(1,042)
Accrued interest on note receivable					(615)
Issuance of common stock ($8.77 to $9.11 per share), net of issuance costs.	88,595	-	-	1,186
Common stock options exercised ($3.13 to $10.86 per share), including tax benefit	316,166		-	2,732
Net income (as restated, see Note 2)	-	-	-			1,593
Foreign currency translation adjustment	-	-	-				697
Recognition of hedge results to interest expense during the period, net of tax	-	-	-				613
Change in market value of cash flow hedge during the period, net of tax	-	-	-				(20)

Balance at December 27, 2003 (as restated, see Note 2)	30,063,421	30	-	217,400	(10,815)	(44,490)	248
Accrued interest on note receivable	-	-			(601)
Issuance of common stock ($9.37 to $10.92 per share), net of issuance costs.	76,676	-		771
Common stock options exercised ($4.25 to $12.56 per share)	326,604	-		2,858
Net loss	-	-				(40,019)
Foreign currency translation adjustment	-	-					681
Purchase of outstanding shares	(1,977,800)	-	$ (24,999)
Unrealized gain on available-for-sale securities	-	-					37

Balance at January 1, 2005	28,488,901	$ 30	$ (24,999)	$ 221,029	$ (11,416)	$ (84,509)	$ 966

The accompanying notes are an integral part of these consolidated financial statements

WILD OATS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

FISCAL YEAR	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:		(as restated, see Note 2)

Net income (loss)	$ (40,019)	$ 1,593	$ 5,070
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization
	27,917	27,851	24,653
Loss on disposal of property and equipment
	187	2,087	21
Income tax benefit from employee option exercises
	-	238	479
Deferred tax expense
	26,851	295	2,942
Non-cash restructuring and asset impairment charges (income), net
	2,461	(1,099)	(824)
Interest on related party note
	(601)	(615)	(540)
Stock compensation
	710	392	240
Change in assets and liabilities:
Inventories, net
	(8,223)	755	6,886
Receivables, net and other assets
	(1,831)	(855)	4,293
Accounts payable
	3,844	10,001	(6,869)
Accrued liabilities and other liabilities
	5,301	5,743	(1,068)

Net cash provided by operating activities
	16,597	46,386	35,283

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(49,105)	(34,062)	(14,169)
Purchase of short-term investments	(26,797)	-	-
Sale of short-term investments	15,653	-	-
Proceeds from sale of property and equipment	1,012	346	229

Net cash used in investing activities
	(59,237)	(33,716)	(13,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under line of credit	(30,179)	(13,800)	(69,200)
Net (decrease) increase in book overdraft	(3,402)	3,949	425
Proceeds from long term debt	115,150	37,879	-
Repayments on notes payable, long-term debt and capitalized leases	(226)	(37,346)	(10,892)
Payment of debt issuance costs	(3,717)	(721)	-
Proceeds from issuance of common stock, net	2,858	3,288	50,822
Repurchase of common stock	(24,999)	-	-

Net cash (used in) provided by financing activities
	55,485	(6,751)	(28,845)

Effect of exchange rates on cash	426	114	29

Net (decrease) increase in cash and cash equivalents	13,271	6,033	(7,473)
Cash and cash equivalents at beginning of year	17,400	11,367	18,840

Cash and cash equivalents at end of year	$ 30,671	$ 17,400	$ 11,367

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$ 2,108	$ 3,168	$ 8,549

Cash paid (received) for income taxes	$ 161	$ 67	$ (3,473)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in partial payment of note payable			$ 1,210

Partial settlement of note payable against accounts receivable			$ 200

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

Basis of presentation. Certain amounts in the prior years' financial statements have been restated to conform to appropriate accounting guidance related to leases. See Note 2 for further discussion. Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on net income (loss) or cash flows.

Principles of consolidation. The Company's consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal year. The Company reports its financial results on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. Fiscal years for the consolidated financial statements included herein ended on January 1, 2005, December 27, 2003 and December 28, 2002. Fiscal 2004 was a 53-week year, while both fiscal 2003 and fiscal 2002 were 52-week years.

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

Short-term investments. These are investments made by the Company that mature within one year from the date of purchase. The amortized cost of debt securities are adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Income and dividends on securities classified as available-for-sale are included in interest income. Investments classified as available-for-sale are marked to market each reporting period with the unrealized gain or loss reflected as a component of other comprehensive income.

Available-for-sale investments as of January 1, 2005 consist of the following (in thousands):

Investment Type	Adjusted Cost	Gross Unrealized Gains	Estimated Fair Value

Mortgage backed securities	$ 7,240	$ 27	$ 7,267
Corporate debt securities	2,490	10	2,500
Other debt securities	4,949	-	4,949

Total available-for-sale investments	$ 14,679	$ 37	$ 14,716

Of the short term investments, $11.1 million are classified as short term investments and the remaining balance is considered cash and cash equivalents because they mature within 90 days. The Company recorded $50,000 in realized gains in interest income during fiscal 2004 on short-term investments reaching maturity.

Inventories. Store inventories are valued principally at the lower of cost or market, with cost primarily determined under the retail method on a first in, first out ("FIFO") basis. FIFO cost is determined using the retail method for approximately 80% of inventories and using the item cost method for highly perishable products representing approximately 20% of inventories. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various categories of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates, including shrinkage, which could impact the ending inventory valuation at cost as well as the resulting gross margins. Certain other highly perishable inventories are valued primarily at the lower of cost or market on a specific item basis, with cost determined on a FIFO basis.

Property and equipment. Property and equipment are recorded at cost and shown net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of machinery and equipment (three to 10 years). Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the asset or the appropriate lease term. Eligible internal-use software development costs incurred subsequent to the completion of the preliminary project state are capitalized and amortized over the estimated useful life of the software which is five years. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gains or losses are reflected in operations. Applicable interest charges incurred during the construction of assets are capitalized as one of the elements of cost and are amortized over the assets' estimated useful lives. All internal direct costs associated with store construction are capitalized. Site specific development costs are capitalized. Development costs related to a potential site subsequently determined to be unfeasible are expensed when the determination is made.

Goodwill. Goodwill consists of the excess cost of acquired companies over the sum of the fair market value of their underlying tangible and identifible intangible assets acquired and liabilities assumed. Prior to 2002, goodwill was recorded at the store-level, and amortized over 40 years. With the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", the Company allocates goodwill to one reporting unit. It is no longer amortized but is tested for impairment annually, or more frequently, if certain indicators of impairment exist. The Company's annual evaluation for impairment was made during the second quarter of 2004 and 2003, with the result being no impairment. This evaluation requires management to exercise a high degree of judgment in developing assumptions and fair value estimates used in the calculation, which have the potential of significantly impacting the results.

Other intangible assets. Other intangible assets consist primarily of leasehold interests and liquor licenses. Amortization of leasehold interests is computed on a straight-line basis over the appropriate lease term. Certain liquor licenses, purchased at significant expense, in limited issue jurisdictions subject only to minimal renewal costs are not amortized.

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

Restructuring and asset impairment costs. The Company plans to complete store closures or sales within a one-year period following the commitment date. Costs related to store closures and sales are reflected in the income statement as "Restructuring and Asset Impairment Charges." For stores the Company intends to sell, the Company actively markets the stores to potential buyers. Stores held for disposal are reduced to their estimated net realizable value. Prior to 2003, when the Company commited to close a store, a lease-related liability was recorded for the present value of the estimated remaining non-cancelable lease payments after the anticipated closing date, net of estimated subtenant income, or for estimated lease settlement costs. The value of equipment and leasehold improvements related to a closed store was reduced to reflect recoverable values based on the Company's previous efforts to dispose of similar assets and current economic conditions. In accordance with the new requirements of SFAS No. 146 (see "New Accounting Pronouncements" later in this note), as of fiscal 2003, the Company recognized such lease related costs at the time of the actual store closing. As of the date of the commitment to close or relocate a store, depreciation of store assets is accelerated over the remaining months of operation as necessary in order to bring their net carrying cost down to net realizable value as of the date of closure.

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

Leases. The Company is the lessee of land and buildings under long-term operating, capital, and financing leases which include scheduled increases in minimum rents and renewal provisions at the option of the Company. For certain leases, the Company also receives reimbursements from landlords to compensate for costs incurred by the Company in the construction of stores. The lease term used in all lease accounting calculations begins with the date the Company takes possession of the space, and ends on the later of the expiration of the primary lease term or the expiration of any renewal periods that are deemed to be reasonably assured at the inception of the lease. The Company amortizes leasehold improvements and leasehold interests over the shorter of the economic useful life of the asset or the lease term. The expense associated with leases that have rent holidays and escalating payment terms is recognized on a straight-line basis over the lease term. In evaluating the capital versus operating classification of the lease, the Company uses the same lease term defined above in performing the tests required by SFAS No. 13, Accounting for Leases. Tenant improvement allowances received from a lessor are recorded as a deferred rent liability and recognized evenly as a reduction to rent expense over the lease term.

Pre-opening expenses. Pre-opening expenses are recognized as incurred and typically include labor, rent, advertising, utilities, supplies and certain other costs incurred prior to a store's opening.

Concentration of risk. In fiscal 2004, the Company purchased 38% of its cost of goods sold from its primary distributor, UNFI. The Company's reliance on this supplier could be shifted, over a period of time, to alternative sources of supply, should such changes be necessary. However, if the Company obtain products from this supplier for factors beyond its control, the Company's operations would be disrupted in the short term while alternative sources of product were secured. The Company's receivables consist primarily of volume discounts and other vendor incentive programs. Write-offs of accounts receivable in the three fiscal years ending January 1, 2005 were $174,000, $136,000 and $435,000 for the three years 2004, 2003 and 2002, respectively. The Company establishes an allowance for doubtful accounts based upon the age of the outstanding receivables and as well as specific facts and circumstances surrounding known collection issues. This allowance is deducted from the related receivables and reflected net in the accompanying financial statements.

Revenue recognition. Revenue for sales of the Company's products is recognized at the point of sale to the retail customer. Revenue from the sale of gift cards is deferred until the card is presented for purchase of goods. Returns are not significant. 97% of the Company's sales are attributable to the United States, and 3% to Canada.

Cost of goods sold and occupancy costs. Cost of goods sold includes all product and shipping costs associated with inventory sold during the period, net of their related vendor rebates, credits, and promotional allowances, and occupancy costs. In accordance with Emerging Issues Task Force ("EITF") Issue No. 02-16, Accounting By a Customer (Including a Reseller) for Cash Consideration Received from a Vendor, payments from a vendor other than reimbursements for specific services such as advertising, are accounted for as a reduction of the inventory carrying cost and are recorded in cost of goods sold when the inventory is sold.

Advertising. Advertising is expensed as incurred. Advertising expense was $12.1 million, $14.5 million and $13.3 million for fiscal 2004, fiscal 2003 and fiscal 2002, respectively. These amounts are net of vendor reimbursements received for advertising of $6.8 million, $6.3 million and $5.3 million for fiscal years 2004, 2003, and 2002, respectively

Fair value of financial instruments. The carrying amounts of the Company's financial instruments, including cash and cash equivalents, short term investments, trade receivables and payables, approximate their fair values due to the short-term nature of the instruments. The fair value of the Company's long-term debt approximates its carrying value due to the variable interest rate feature of the instrument. Capital lease obligations approximate fair value, considering the rate at which we present value those obligations have remained consistent over time and our ability to borrow currently approximates that at which we entered into those obligations.

Derivative financial instruments. Prior to August 1, 2003, the Company used an interest rate swap agreement to manage a portion of its interest costs and the risk associated with changing interest rates. As interest rates changed, the differential paid or received was recognized in interest expense of the related period. The interest rate swap was carried at fair value and changes in fair value are reported in other comprehensive income.  As of January 1, 2005, the Company had no derivative financial instruments.

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

Earnings per share. Earnings per share are calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, except where the effect of their inclusion would be antidilutive (i.e., in a loss period). Antidilutive stock options of 591,559, 1,120,319 and 933,935 for the fiscal years ended January 1, 2005, December 27, 2003 and December 28, 2002, respectively, were not included in the earnings per share calculations. The debentures, issued in May 2004, are contingently convertible into shares of common stock unless an irrevocable election to settle the debentures in cash is made by the Company's Board of Directors. The debentures currently are not convertible and are anti-dilutive. They represent 3,790,019 anti-dilutive shares as of January 1, 2005.

A reconciliation of the basic and diluted per-share computations is as follows (in thousands, except per-share data):

		2003	2002

FISCAL YEAR	2004	(As Restated)

Basic and diluted earnings per common share computation:

Net income (loss)	$ (40,019)	$ 1,593	$ 5,070
Net income (loss) per common share:
Basic
	$ (1.37)	$ 0.05	$ 0.19
Diluted
	$ (1.37)	$ 0.05	$ 0.19

Weighted average number of common shares outstanding, basic	29,219	29,851	26,481
Incremental shares from assumed conversions:
Stock options
	-	407	601

Weighted average number of common shares outstanding assuming dilution	29,219	30,258	27,082

Income taxes. The Company provides deferred tax expense or benefit, net of valuation allowances equal to the change in the deferred tax asset during the year in accordance with SAFS No. 109 "Accounting for Income Taxes." Deferred tax represents tax credit carryforwards and future net tax effects resulting from temporary differences between the financial statement and tax basis as assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, net of tax valuation allowances.

Stock-based compensation. At January 1, 2005, the Company has six stock-based employee compensation plans, which are described more fully in Note 9 – Stock Plans and Options. The Company accounts for those plans in accordance with the intrinsic value based method in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Some stock-based employee compensation cost is reflected in net income (loss) for options issued at a discount as Board of Directors compensation. All other options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant; therefore, no other employee compensation cost is reflected in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

		2003	2002

FISCAL YEAR	2004		(As Restated)

Net income (loss), as reported	$ (40,019)	$ 1,593	$ 5,070
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax of $0, $77, and $50, respectively	457	205	133
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax of $0, $975, and $802, respectively	(1,829)	(2,587)	(2,128)

Pro forma net income (loss)	$ (41,391)	$ (789)	$ 3,075

Earnings (loss) per share:
Basic – as reported	$ (1.37)	$ 0.05	$ 0.19

Basic – pro forma	$ (1.42)	$ (0.03)	$ 0.12

Diluted – as reported	$ (1.37)	$ 0.05	$ 0.19

Diluted – pro forma	$ (1.42)	$ (0.03)	$ 0.11

Derivatives and hedging activities. In accordance with the Company's interest rate risk-management strategy and as required by the terms of the Company's credit facility at the time, in September 2000, the Company entered into a swap agreement to hedge the interest rate on $32.5 million of its borrowings. The swap agreement expired in August 2003.

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on December 31, 2000. In accordance with the transition provisions of SFAS No.133, as of December 31, 2000, the Company recorded a net-of-tax cumulative loss adjustment to other comprehensive income totaling $631,000 that relates to the fair value of the previously described cash flow hedging relationship in 2003.

On the date that the Company entered into the derivative contract, it designated the derivative as a hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge). The Company does not enter into derivative contracts for trading or non-hedging purposes. The Company's swap agreement was designated as a cash flow hedge and was recognized in the balance sheet at its fair value. Changes in the fair value of the Company's cash flow hedge, to the extent that the hedge was highly effective, was recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction through interest expense. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows being hedged) was recorded in current period earnings.

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

New accounting pronouncements. In March of 2004, the FASB approved the consensus reached on the EITF 03-1, "The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments." The Issue's objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September of 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective with this report for fiscal 2004. The Company does not have any investments that it believes are impaired on an other than temporary basis.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123 (revised 2004) is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The new standard, which will be effective for the Company beginning in the third quarter of 2005, establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services, including stock option and restricted stock grants. The Company is evaluating the impact on its results from adopting SFAS No. 123 (revised 2004), but expects it to be comparable to the pro forma effects of applying the original SFAS No. 123 as disclosed in Note 1 and Note 10.

During October of 2004, the American Jobs Creation Act of 2004 ("Jobs Act") was signed into law. The Jobs Act provides certain domestic companies a temporary opportunity to repatriate previously undistributed earnings of controlled foreign subsidiaries at a reduced federal tax rate, approximating 5.25%. The reduced rate is achieved via an 85% dividends received deduction on earnings repatriated during a one-year period. Accounting and disclosure guidance was provided in December 2004 in FASB Staff Position No. SFAS No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." The Company is in the process of evaluating whether it will repatriate foreign earnings under the repatriation provisions of the Jobs Act, and if so, the amount that will be repatriated, and the Company's policy on tax effecting cumulative translation adjustment.

During November of 2004, the FASB issued SFAS No. 151, "Inventory Costs – an amendment of ARB No. 43, Chapter 4." SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred beginning with fiscal 2006. The Company believes that SFAS No. 151 will not have a material effect on its financial position or results of operations.

2.	Restatement of Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the SEC issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain lease accounting issues and their application under generally accepted accounting principles ("GAAP") in the United States of America. In light of this letter, the Company's management initiated a review of its lease accounting and determined that its accounting for (1) amortization of leasehold improvements and leasehold interests, (2) straight-line rent expense, (3) landlord incentives and allowances, (4) sale leaseback transactions, and (5) classification of leases as capital or operating in accordance with FAS 13 were not consistent with GAAP. As a result, the Company has restated its consolidated financial statements for the fiscal years ended December 27, 2003 and December 28, 2002 that appear in this Report.

The Company had previously followed an accounting policy to assess the treatment of leases as operating versus capital under the provisions of SFAS No. 13, "Accounting for Leases" using the initial lease term while utilizing the initial lease term plus available extensions for amortizing leasehold improvements, or the economic useful life of the leasehold improvements, whichever was shorter. Management determined that the appropriate interpretation of SFAS No. 13 requires a use of the same assumptions as to duration and thus the Company reassessed each lease it has been making payments on at any time during the last five years for capital or operating treatment using the initial term plus available extensions. As a result of this analysis, the Company has determined that six leases previously accounted for as operating leases should have been treated as capital.  In addition, the Company had incorrectly accounted for two sale leaseback transactions as sales versus financing.  Due to continuing involvement in the properties by the Company at the sale leaseback date, sales accounting is precluded.  Also, the amortizable lives of all leasehold improvements have been reduced to the shorter of the appropriate lease term or their useful lives. These adjustments result in the capitalization of the leased assets and creation of associated debt on the consolidated balance sheets for the present value of the future minimum lease payments of leases considered capital or financing, while the increase in amortization of the leasehold improvements results in an increase in the "Cost of goods sold and occupancy costs" in the consolidated statements of operations. Therefore, interest expense on those considered capital is reflected in the "Interest Expense" line item.  Further discussion of the capital and financing lease obligations is in Notes 6 and 11 of these consolidated financial statements.

The Company had historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the consolidated balance sheets and capital expenditures in investing activities on the consolidated statements of cash flows. Management determined that the appropriate interpretation of FASB Technical bulletin No. 88-1, "Issues Relating to Accounting for Leases," requires these allowances to be recorded as deferred rent liabilites on the consolidated balance sheets and the related amortization as a component of operating activities on the consolidated statements of cash flows. Additionally, this adjustment results in an increase in depreciation expense and a decrease in rent expense, both of which are within the "Cost of goods sold and occupancy costs" in the consolidated statements of operations.

The Company had historically recognized rent holiday periods and escalating rent payments on a straight-line basis over the original lease term commencing with the initial occupancy date. The store opening date coincided with the commencement of business operations, which is the intended use of the property. Management re-evaluated FASB Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases," and determined that the lease term should commence on the date the Company takes possession of the leased space for construction purposes or was legally allowed access to the space, which is generally two to six months prior to a store opening date. Excluding tax impacts, the correction of the accounting requires the Company to record additional deferred rent in "Accrued liabilities" and "Other long-term obligations" and to adjust "Accumulated deficit" on the consolidated balance sheets as well as to correct amortization in "Costs of sales including occupancy costs" and "Pre-opening expenses" on the consolidated statements of operations for each of the two years in the period ended December 27, 2003.

The cumulative effect of these accounting changes is an increase to accumulated deficit of $8.9 million as of the beginning of fiscal 2002 and a decrease to net income of $1.8 million and $2.0 million for the fiscal years ended 2002 and 2003, respectively.

Following is a summary of the effects of these changes on the Company's Consolidated Statements of Operations for fiscal years 2003 and 2002, Consolidated Balance Sheets as of December 27, 2003, as well as the effects of these changes on the Company's consolidated statements of cash flows for fiscal years 2003 and 2002 (in thousands, except share data):

Consolidated Statement of Operation

Fiscal Year Ended December 27, 2003	As Previously Reported	Adjustments	As Restated

Cost of goods sold and occupancy costs	$ 683,592	$ (112)	$ 683,480
Gross profit	$ 285,612	$ 112	$ 285,724
Pre-opening expense	$ 2,890	$ 600	$ 3,490
Restructuring and asset impairment income	$ (892)	$ (367)	$ (1,259)
Income from operations	$ 7,960	$ (121)	$ 7,839
Interest expense	$ (2,661)	$ (3,085)	$ (5,746)
Income before income taxes	$ 5,893	$ (3,206)	$ 2,687
Income tax expense	$ 2,302	$ (1,208)	$ 1,094
Net income	$ 3,591	$ (1,998)	$ 1,593

Net income per common share-basic	$ 0.12	$ (0.07)	$ 0.05
Net income per common share - diluted	$ 0.12	$ (0.07)	$ 0.05

Consolidated Statement of Operation

Fiscal Year Ended December 28, 2002	As Previously Reported	Adjustments	As Restated

Cost of goods sold and occupancy costs	$ 644,862	$ (1,093)	$ 643,769
Gross profit	$ 274,268	$ 1,093	$ 275,361
Pre-opening expense	$ 1,897	$ 840	$ 2,737
Restructuring and asset impairment income	$ (832)	$ 57	$ (775)
Income from operations	$ 19,617	$ 196	$ 19,813
Interest expense	$ (8,753)	$ (3,102)	$ (11,855)
Income before income taxes	$ 11,642	$ (2,906)	$ 8,736
Income tax expense	$ 4,733	$ (1,067)	$ 3,666
Net income	$ 6,909	$ (1,839)	$ 5,070

Net income per common share-basic	$ 0.26	$ (0.07)	$ 0.19
Net income per common share - diluted	$ 0.26	$ (0.07)	$ 0.19

Consolidated Balance Sheet

Fiscal Year Ended December 27, 2003	As Previously Reported	Adjustments	As Restated

Deferred tax asset	$ 18,778	$ 7,666	$ 26,444
Property, plant and equipment, net	$ 130,989	$ 26,455	$ 157,444
Other intangibles	$ 6,976	$ (269)	$ 6,707
Total Assets	$ 339,576	$ 33,852	$ 373,428
Accrued liabilities	$ 42,998	$ 1,318	$ 44,316
Current portion of debt and capital leases	$ 14	$ 279	$ 293
Long-term debt and capital leases	$ 30,179	$ 33,863	$ 64,042
Other long-term liabilities	$ 14,058	$ 11,105	$ 25,163
Accumulated deficit	$ (31,777)	$ (12,713)	$ (44,490)
Total stockholders' equity	$ 175,086	$ (12,713)	$ 162,373
Total liabilities and shareholder's equity	$ 339,576	$ 33,852	$ 373,428

Consolidated Statements of Cash Flows

Fiscal Year Ended December 27, 2003	As Previously Reported	Adjustments	As Restated

Net cash provided by operating activities	$ 43,816	$ 219	$ 44,035
Net cash (used by) investing activities	$ (31,385)	$ (2,341)	$ (33,726)
Net cash (used in) financing activities	$ (6,512)	$ 2,102	$ (4,410)

Consolidated Statements of Cash Flows

Fiscal Year Ended December 28, 2002	As Previously Reported	Adjustments	As Restated

Net cash provided by operating activities	$ 34,698	$ 94	$ 34,792
Net cash used by investing activities	$ (13,449)	$ (491)	$ (13,940)
Net cash (used in) financing activities	$ (28,751)	$ 397	$ (28,354)

Additionally, the Company has determined that an error existed in its unaudited quarterly results for the quarters ended June 29, 2003 and December 27, 2003 as it relates to the accounting for litigation and lease obligations for a closed location. A description of the error and the resulting restated quarterly financial results are included in Note 16.

3.	Property and Equipment

Property and equipment consist of the following (in thousands):

		2003

FISCAL YEAR ENDED	2004	(As Restated)

Machinery and equipment	$ 125,592	$ 103,014
Buildings and leasehold improvements	156,829	144,125
Software	5,541	3,390
Construction in progress	14,283	16,880

	302,245	267,409
Less accumulated depreciation	(124,415)	(109,965)

	$ 177,830	$ 157,444

Depreciation expense related to property and equipment totaled approximately $27.8 million, $27.3 million and $24.3 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. Property and equipment includes approximately $424,000, $439,000 and $129,000 of interest capitalized during the fiscal years 2004, 2003 and 2002, respectively. The amounts shown above include, for each year presented, $20.5 million of primarily buildings and leasehold improvements which are accounted for as capital and financing leases, and which have accumulated amortization of $5.5 million and $4.8 million at January 1, 2005 and December 27, 2003, respectively. Increases in construction related accounts payable of $2.9 million and $2.7 million for 2004 and 2003, respectively, are excluded from the statement of cash flows as non-cash items.

As a result of anticipated store closures, the Company accelerated depreciation of its in-store assets $4.0 million and $3.8 million for the fiscal years ended 2004 and 2003, respectively.

4.	Goodwill and Other Intangible Assets

Goodwill consists of the following (in thousands):

		2003

FISCAL YEAR ENDED	2004	(As Restated)

Goodwill	$117,042	$ 117,394
Less accumulated amortization	(10,958)	(10,990)

	$106,084	$ 106,404

Amortization expense related to goodwill was $0 for fiscal years 2004, 2003 and 2002, respectively. In January 2004, the Company sold a retail store located in New York City that did not fit the Company's real estate strategy or format for $900,000 in cash. Goodwill net of accumulated amortization associated with this store of $320,000 was written off and included in the calculation of the gain on disposal of this business. No other changes in the carrying amount of goodwill occurred.

Other intangible assets include the following (in thousands):

		2003

FISCAL YEAR ENDED	2004	(As Restated)

Leasehold interests and other (amortizable)	$ 8,319	$ 8,326
Less accumulated amortization	(2,049)	(1,790)

Leasehold interests, net	6,270	6,536
Liquor licenses (indefinite lived)	221	171

	$ 6,491	$ 6,707

Amortization expense related to finite lived intangible assets was $259,000, $194,000 and $188,000 in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

The estimated amortization of finite lived intangible assets for each of the five fiscal years ending in fiscal 2009 is as follows (in thousands):

Amortization
Fiscal Year	Expense

2005	$ 410
2006	$ 381
2007	$ 381
2008	$ 381
2009	$ 381

5.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

		2003

FISCAL YEAR ENDED	2004	(As Restated)

Wages and employee costs	$ 20,979	$ 18,418
Self insurance liabilities	14,123	7,696
Sales and personal property taxes	4,598	4,397
Real estate costs	8,447	7,472
Deferred charges and other accruals	5,007	6,333

	$ 53,154	$ 44,316

6.	Long Term Debt

Long-term debt and capital leases outstanding consists of the following (in thousands):

		2003

FISCAL YEAR	2004	(As Restated)

Capital leases	$ 20,225	$ 20,204
Financing lease obligations	13,705	13,952
Bank line of credit due February 26, 2006, bearing interest at one month LIBOR plus 2.75% (5.17 at January 1, 2005)	-	30,179
Contingent convertible senior debentures due May 15, 2034, bearing interest at an annual rate of 3.25% issued at a premium	115,150	-

	149,080	64,335
Less current portion	(405)	(293)

	$ 148,675	$ 64,042

The maturities of long-term debt, financing lease obligations, and capital leases are as follows (in thousands):

Fiscal Year	Maturities

2005	$ 405
2006	441
2007	385
2008	409
2009 and thereafter	147,440

Total	$ 149,080

Financing Lease Obligations (Restated). The Company previously owned retail space in two separate locations which it subsequently sold and leased back from the buyers in fiscal 1999. The lease term for both leases is 25 years with four five-year optional renewal periods. The Company is and has been operating a retail store in each location and has been subleasing or attempting to sublease a substantial portion of the leased space to other parties. Since the subleasing activity for these locations is considered to be more than minor, the Company is prevented from applying normal sale leaseback accounting treatment in accordance with SFAS No. 98, "Accounting for Leases". As a result, the original cost basis of the properties remains on the balance sheet and continues to be depreciated. The proceeds received in connection with the sales of the properties have been recorded as financing leases obligations with interest expense calculated using the effective interest method.

Contingent convertible senior debentures. In June 2004, the Company issued $115 million aggregate principal amount of its 3.25% Convertible Senior Debentures due May 15, 2034 in a private placement. The debentures bear regular interest at the annual rate of 3.25%, payable semiannually on May 15 and November 15 of each year until May 15, 2011, after which date, no regular interest will be due. Commencing May 20, 2011 and ending November 14, 2011, and for any six-month period thereafter, contingent interest will be due and payable in the amount of 0.25% of the average trading price of the debentures during a specified period, if the average trading price of the debentures equals or exceeds 125% of the principal amount of the debentures. Refer to Note 1 for the potentially dilutive impact of the convertible debentures on future periods.

The debentures are callable and convertible into the Company's common stock prior to maturity at the option of the holders under the following circumstances: (1) during any calendar quarter commencing after June 30, 2004 and before March 31, 2029, if the last reported sale price of our common stock is greater than or equal to 130% of the conversion price of $17.70 per share; (2) at any time on or after April 1, 2029 if the last reported sale price of our common stock on any date on or after March 31, 2029 is greater than or equal to 130% of the conversion price; (3) subject to certain limitations, during the five business-day period after any five consecutive trading-day period in which the trading price per debenture for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of the Company's common stock; (4) if the Company calls the debentures for redemption; (5) upon the occurrence of certain corporate transactions; or (6) if the Company obtains credit ratings for the debentures, at any time when the credit ratings assigned to the debentures are below specified levels. The debentures are initially convertible into 56.5099 shares of the Company's common stock per $1,000 principal amount, which is equivalent to $17.70 per share, for total initial underlying shares of 6,498,639. The conversion rate will be subject to adjustment upon the occurrence of specified events. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or any combination of cash and common stock. Pursuant to the underwriting agreement and within 90 days of issuance, the Company was to file a shelf registration statement covering resales of the debentures and the common stock issuable upon conversion thereof.

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

The debentures are unsecured and un-subordinated obligations, and rank equal in priority with all of the Company's existing and future unsecured and un-subordinated indebtedness and senior in right of payment to all of its subordinated indebtedness. The debentures will effectively rank junior to any of the Company's secured indebtedness and any of its indebtedness that is guaranteed by its subsidiaries. Payment of principal and interest on the debentures will be structurally subordinated to the liabilities of the Company's subsidiaries.

There are no financial covenants within the debenture agreement, however, the Company will be paying penalty interest of 0.25% for the first 90 days of 2005 and 0.50% thereafter until the resale of the debentures are publicly registered.

Total proceeds from the issuance were $115.2 million. The Company used $25.0 million of the net proceeds to repurchase 1,977,800 outstanding shares of its common stock, $31.2 million to pay the outstanding balance on its credit facility, and approximately $3.7 million to pay related debt issuance costs.

Credit facility. The Company's credit facility has a $95.0 million limit, and a three-year term with a one-year renewal option. Under the credit facility, the Company has the option to increase the total facility to $135.0 million through the addition of new lenders and through the agreement of the current lending group to increase their total commitments.

The interest rate on the facility is currently either prime plus 1.25% or one-month LIBOR plus 2.75% at the Company's election, and the rates modify depending on the ratio of average total funded debt, as defined under the credit facility, plus six times rent expense, to EBITDAR for the four fiscal quarter periods then ended, as calculated on the Company's quarterly compliance certificate. Additionally, the Company is charged a commitment fee on the unused portion of the line ranging from 0.625% to 0.75% based on performance objectives as defined in the credit agreement. The outstanding balance on the credit facility, other than for outstanding letters of credit, was repaid in June 2004 from the proceeds of the private debt issuance. There is no outstanding credit facility balance as of January 1, 2005. The balance outstanding, other than outstanding letters of credit, on the credit facility as of December 27, 2003 was $30.2 million. See Note 20 - Subsequent Event.

Through February 26, 2003, the Company had a $125.0 million credit facility under which borrowing was limited to $115.0 million. The facility had two separate lines of credit, a revolving line of up to $86.2 million and a term loan of up to $28.8 million, each with a three-year term expiring on August 1, 2003. The interest rate on the facility was initially either prime plus 2.25% or one-month LIBOR plus 3.75% at the Company's election, and the rates increased by 0.5% starting January 1, 2002 and each six months thereafter through January 2003. In February 2003, the Company refinanced its credit facility and reduced the total amount of the facility to a revolving line of $75.0 million with a three-year term expiring February 26, 2006, and a one-year renewal at the parties' option. The amount of the line was increased to $95 million effective December 12, 2003. The interest rate on the facility is currently either prime plus 1.25% or one-month LIBOR plus 2.75% at the Company's election, and the rates modify depending on the ratio of average total funded debt, as defined under the credit facility, plus six times rent expense, to EBITDAR for the four fiscal quarter periods then ended, as calculated on our quarterly compliance certificate. Additionally, the Company was charged a commitment fee on the unused portion of the line ranging from 0.25% to 0.5% based on performance objectives as defined in the credit agreement. The line of credit has certain financial covenants, including restrictions on the payment of dividends, and is collateralized by the Company's cash, fixed assets, equipment and leasehold mortgages in certain of its leases. In conjunction with the debt refinancing, the Company incurred a non-cash charge of approximately $186,000 to write off the remaining unamortized debt issuance cost from its prior credit facility and capitalized debt issuance costs of approximately $721,000 in the first quarter of fiscal 2003, to be amortized over the life of the agreement using the effective interest method.

As part of the credit facility, the Company has given its lenders collateral in the form of cash, equipment and fixtures, inventory and other assets. The Company has also granted leasehold mortgages in those leasehold interests previously mortgaged to secure its former credit facility, although it has no obligation to provide a security interest in any new leaseholds. There are various financial covenants included as part of the original credit agreement which are as follows: (1) maximum allowable leverage ratio, (2) minimum fixed charge coverage ratio, (3) maximum allowable annual capital expenditures and (4) a minimum permitted stockholders' equity balance. Amendments to the credit agreement have been made during 2004 to (a) modify the adjusted leverage and the fixed charge ratios, (b) increase the maximum interest rate, and (c) require the Company to maintain through June 2005 minimum cash and cash equivalents balances (as defined per the agreement) of $25 million, net of letters of credit and outstanding borrowings under the credit facility, with the minimum required balances decreasing to $10 million beginning July 2005 and continuing through the remaining term of the agreement. The Company is obligated to comply with the following: an adjusted leverage ratio (as described above); a fixed charge coverage ratio, which is the ratio of EBITDAR for the last four fiscal quarters minus certain maintenance capital expenditures and taxes to fixed charges for the four fiscal quarters; a minimum stockholders' equity of $125 million plus a portion of cumulative net income, adjusted for stock issuances and repurchase; a limitation on new leases per fiscal year; a cap on capital expenditures per fiscal year, and a minimum cash balance as of each compliance period.

The interest rate on the facility is currently either prime plus 1.0% or one-month LIBOR plus 2.75% at the Company's election, and the rates modify depending on the ratio of average total funded debt, as defined under the credit facility, plus six times rent expense, to EBITDAR for the four fiscal quarter periods then ended, as calculated on the Company's quarterly compliance certificate. Additionally, the Company is charged a commitment fee on the unused portion of the line ranging from 0.625% to 0.75% based on performance objectives as defined in the credit agreement. The outstanding balance on the credit facility, other than for outstanding letters of credit, was repaid in June 2004 from the proceeds of the private debt issuance. There is no outstanding credit facility balance as of January 1, 2005. As the Company's new store growth accelerates, it expects its cash requirements for 2005 will be satisfied from the proceeds of the private debenture issuance as well as cash generated from operations.

Due to the restatement discussed in Note 2 to these Consolidated Financial Statements, for the period ended January 1, 2005, the Company has violated three of the financial covenants to the credit facility. The Company has obtained a waiver of compliance from the requisite lenders under our credit facility. Even if the Company was in compliance with its monetary covenants, a technical default could result due to a breach of the financial covenants. In the absence of a waiver or amendment to such financial covenants, such non-compliance would constitute a default under the credit agreement, and the lenders would be entitled to accelerate the maturity of the indebtedness outstanding thereunder. However, there can be no assurance that future amendments or waivers will be obtained.

In September 2000, as required by the Company's former credit facility, the Company entered into an interest rate swap to hedge its exposure on variable rate debt positions. Variable rates were predominantly linked to LIBOR as determined by one-month intervals. The interest rate provided by the swap fixed one-month LIBOR at 6.7%. The interest rate swap agreement expired in August 2003. There is no obligation to renew the swap under the refinanced facility. The notional amount is the amount used for the calculation of interest payments that are exchanged over the life of the swap transaction on the amortized principal balance.

7.	Income Taxes

Income (loss) before income taxes consists of the following (in thousands):

		2003	2002

FISCAL YEAR
2004
		(As Restated)

Domestic	$ (15,388)	$ 2,005	$ 8,906
Foreign	1,207	682	(170)

	$ (14,181)	$ 2,687	$ 8,736

Income tax expense (benefit) consists of the following (in thousands):

		2003	2002

FISCAL YEAR	2004	(As Restated)

Current:

Federal
	$ -	$ 294	$ -

State and foreign
	247	505	$ 677

	247	799	677
Deferred:

Federal
	23,498	(86)	3,434

State and foreign
	2,093	381	(445)

	25,591	295	2,989

	$ 25,838	$ 1,094	$ 3,666

The differences between the U.S. federal statutory income tax rate and the Company's effective tax rate are as follows:

		2003	2002

FISCAL YEAR
2004
		(As Restated)

Statutory tax rate	(35.0)%	35.0%	35.0%
State income taxes, net of federal income tax expense and valuation allowance	(2.8)	2.7	3.6
Foreign income taxes	0.3	-	3.6
Expired tax attributes	1.7	1.8	-
Valuation allowance	216.1	-	-
Other, net	1.9	1.2	(0.2)

Effective tax rate	182.2%	40.7%	42.0%

The effective tax rate for the fiscal years ended January 1, 2005 was 182.2% as compared to 40.7% for fiscal 2003 and 42.0% for fiscal 2002. The Company recorded no reversals of its valuation allowance in the years ending 2004, 2003 and 2002, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

		2003

FISCAL YEAR	2004	(As Restated)

Deferred tax assets:

Inventory-related
	$ 309	$ 248

Vacation accrual
	2,659	2,657

Real estate accruals
	12,127	10,516

Net operating loss carry-forward
	20,376	17,139

Contribution and credit carry-forward
	2,429	1,910

Mark-to-market swap accrual
	-	-

Worker's compensation
	2,720	1,501

Other
	2,128	580

Valuation allowance
	(33,800)	(2,202)

Total deferred tax assets
	8,948	32,349
Deferred tax liabilities:

Property-related
	(7,282)	(5,905)

Mark-to-market of short-term investments
	(14)	-

Convertible debt
	(1,234)	-

Total deferred tax liabilities
	(8,530)	(5,905)

Net deferred tax asset
	$ 418	$ 26,444

During fiscal 2004, fiscal 2003 and fiscal 2002, the Company recognized $0, $238,000 and $479,000, respectively, as a tax benefit directly to additional paid-in-capital related to non-compensatory stock plans. If the valuation allowance provided for is utilized in future periods, $1.0 million of it would not offset income tax expense as it represents amounts taken directly to additonal paid in capital.

As of January 1, 2005, the Company has net operating losses related to the following tax jurisdictions and expiration periods that are available to offset future taxable income: U.S. federal income tax loss carryforwards of approximately $35.5 million begin to expire in 2021; various state income tax loss carryforwards of approximately $11.4 million begin to expire in 2005.

The Company performs assessments of the realization of its net deferred tax assets considering all available evidence, both positive and negative. As a result of this assessment, the Company concluded that it was more likely than not that its net tax assets would not be realized and therefore established a valuation allowance against its net deferred tax assets for the year ended January 1, 2005. The valuation allowance was recorded as a result of the Company's analysis of the facts and circumstances, including an evaluation of its pre-tax income and losses for historical periods, which led the Company to conclude that it could no longer forecast taxable income utilizing the more likely than not theory present in SFAS No. 109.

8.	Capital Stock

Authorized preferred stock consists of 5,000,000 shares of which none was outstanding during 2004, 2003 or 2002. Authorized common stock consists of 60,000,000 shares at $0.001 par value. Common stock outstanding at year end 2004 was 28.5 million (net of 2.0 million shares of treasury stock). As of January 1, 2005, total common shares reserved for issuance under the Company's six stock-based employee compensation plans described in Note 9 was 6,236,851.

In September 2002, the Company raised net proceeds of $48.3 million in an offering of the Company's equity securities to provide additional liquidity. The Company filed a registration statement on Form S-3 to register 3.25 million shares of the Company's common stock in connection with such placement, the balance consisting of 1.2 million shares having been previously registered by the Company. In June 2004, the Company issued $115 million aggregate principal amount of its 3.25% Convertible Senior Debentures due May 15, 2034 in a private placement. The debentures are callable and convertible into the Company's common stock prior to maturity at the option of the holders. The debentures are initially convertible into 56.5099 shares of the Company's common stock per $1,000 principal amount, which is equivalent to $17.70 per share, for total initial underlying shares of 6,479,175. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or any combination of cash and common stock. The Company filed a shelf registration statement covering resales of the debentures and the common stock issuable upon conversion thereof in August 2004, and is currently in the review phase with the Securities and Exchange Commission.

Treasury stock. In connection with the convertible debenture issuance, the Board of Directors of the Company authorized the repurchase of 1,977,800 outstanding shares for $25.0 million. The average price per share was $12.64 on the date of purchase. There is no plan in place to purchase further outstanding shares.

9.	Stock Plans and Options

Employee Stock Purchase Plan. In August 1996, the Company's board of directors approved and adopted an Employee Stock Purchase Plan ("Purchase Plan") reserving 287,307 shares of common stock. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the Purchase Plan, the board of directors may authorize participation by eligible employees, including officers, in periodic offerings. The offering period for any offering will be no more than 27 months. The board authorized an offering commencing on the initial public offering date of October 22, 1996 and ending June 30, 1997, and sequential six-month offerings thereafter. The Company obtained shareholder approval in May 2001 to increase the pool of reserved stock by 500,000 shares. As of January 1, 2005, 787,307 of shares are reserved, and 182,246 are available for issuance.

Employees are eligible to participate in the currently authorized offerings if they have been employed by the Company or an affiliate of the Company incorporated in the United States for at least six months. Employees can have up to 15% of their earnings withheld pursuant to the Purchase Plan and applied on specified purchase dates (currently the last day of each authorized offering) to the purchase of shares of common stock. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering or the relevant purchase date. During the year ended January 1, 2005, there were approximately $846,000 of payroll deductions of which $771,000 were used to purchase 76,676 shares of common stock.

1996 Equity Incentive Plan. The Company's Wild Oats Markets, Inc. 1996 Equity Incentive Plan (the "1996 Plan") was adopted by the board of directors in August 1996. As of January 1, 2005, 4,650,220 shares of common stock were reserved for issuance under the 1996 Plan, and 524,921 shares were available for grant. The 1996 Plan provides for the grant of incentive stock options to employees (including officers and employee-directors) and nonqualified stock options, restricted stock and restricted stock units (RSUs) and stock bonuses to employees, directors and consultants. The exercise price of options granted under the 1996 Plan is determined by the board of directors, provided that the exercise price for an incentive stock option cannot be less than 100% of the fair market value of the common stock on the grant date and the exercise price for a nonqualified stock option cannot be less than 85% of the fair market value of the common stock on the grant date. Outstanding options generally vest over a period of four years and generally expire 10 years from the grant date.

In March 2004, the Board approved issuance of RSUs as a new alternative compensation arrangement for non-employee board members' annual service grants and compensation for meeting attendance. RSUs issued in lieu of cash compensation vest immediately, while those issued as an annual grant vest over a one-year period. The Company records compensation expense based on the date upon which an RSU is granted, equal to the fair market value of stock underlying the RSU on the date granted and recognizes the expense over the vesting period.

2001 Non-Officer/Non-Director Equity Incentive Plan. In 2001, the Company created the Wild Oats Markets, Inc. 2001 Nonofficer/Nondirector Equity Incentive Plan, a nonqualified stock option plan (the "2001 Plan"). As of January 1, 2005, 486,000 shares of common stock were reserved for issuance under the 2001 Plan, and options for 83,952 shares were available for grant. The 2001 Plan provides for the grant of nonqualified stock options to employees of the Company who are not officers or directors. The exercise price of options granted under the 2001 Plan is determined by the board of directors, provided that the exercise price for a nonqualified stock option cannot be less than 85% of the fair market value of the common stock on the grant date. Outstanding options generally vest over four years and generally expire 10 years from the grant date.

Individual stock option plans. Currently a total of four individual nonqualified stock option plans exist. These individual stock option plans were created during 2001 and 2003 as inducements to certain executives to accept offers of employment with the Company. The total amount of shares reserved for issuance and total options granted under the four plans is 390,000 shares. Under each plan, the exercise price of the stock options is determined by the board of directors, provided that the exercise price cannot be less than 85% of fair market value of the common stock on the grant date. Outstanding options vest over a four-year period with an expiration date 10 years from the date of grant.

Fair values. The fair value of the employees' purchase rights for the employee stock purchase plan was estimated using the Black-Scholes model with the following weighted-average assumptions:

FISCAL YEAR	2004	2003	2002

Estimated dividends	None	None	None
Expected volatility	73%	75%	69%
Risk-free interest rate	3.11%	1.0%	1.2%
Expected life (years)	0.5	0.5	0.5
Weighted-average fair value per share	$2.10	$4.40	$2.74

The fair value of each option grant under the Company's aggregated incentive and nonqualified stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

FISCAL YEAR	2004	2003	2002

Estimated dividends	None	None	None
Expected volatility	73%	75%	69%
Risk-free interest rate	2.86%	2.47%	3.02%
Expected life (years)	4.0	4.1	4.2
Weighted-average fair value per share	$5.90	$5.92	$5.94

The fiscal 2004, fiscal 2003 and fiscal 2002 weighted-average grant date per share fair values and weighted-average exercise prices of options granted equal to and below market value on the date of grant are as follows:

	Number of Options	Weighted Average Fair Value	Weighted Average Exercise Price

Options granted below market value	32,213	$ 7.67	$ 9.68
Options granted equal to market value	380,125	$ 5.45	$ 11.86

Total options granted fiscal 2004	412,338	$ 5.62	$ 11.50

Options granted below market value	112,890	$ 6.10	$ 8.79
Options granted equal to market value	524,008	$ 5.88	$ 10.25

Total options granted fiscal 2003	636,898	$ 5.92	$ 9.99

Options granted below market value	105,502	$ 6.48	$ 9.35
Options granted equal to market value	583,225	$ 5.84	$ 10.67

Total options granted fiscal 2002	688,727	$ 5.94	$ 10.47

A summary of the status of the Company's aggregated incentive and nonqualified stock options plans as of the 2004, 2003 and 2002 fiscal year ends and changes during the years ending on those dates is presented below:

	Number of Options	Weighted Average Exercise Price

Outstanding as of December 29, 2001	3,355,933	$ 10.36

Granted
	688,727	$ 10.47

Forfeited
	(362,665)	$ 11.90

Exercised
	(250,559)	$ 7.66

Outstanding as of December 28, 2002	3,431,436	$ 10.30

Granted
	636,898	$ 9.99

Forfeited
	(405,883)	$ 11.70

Exercised
	(316,166)	$ 7.90

Outstanding as of December 27, 2003	3,346,285	$ 10.30

Granted
	412,338	$ 11.50

Forfeited
	(469,312)	$ 11.85

Exercised
	(326,604)	$ 8.19

Outstanding as of January 1, 2005	2,962,707	$ 10.55

The following table summarizes information about incentive and nonqualified stock options outstanding and exercisable at January 1, 2005:

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE

		Remaining	Weighted-		Weighted
Range Of	Number	Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life (years)	Exercise Price	Exercisable	Exercise Price

$ 4.25 – 7.00	291,016
6.44

$6.53
				265,906
$6.52

$ 7.01 – 8.50	618,832
7.14

$7.99
				487,470
$7.92

$ 8.51 – 10.00	749,417
7.00

$9.37
				595,876
$9.33

$ 10.01 – 12.00	738,833
7.51

$10.85
				510,381
$10.86

$ 12.01 – 16.00	308,154
7.99

$13.03
				112,069
$13.69

$ 16.01 – 26.50	256,455
4.46

$19.94
				252,573
$19.99

	2,962,707
6.99

$10.55
				2,224,275
$10.46

At January 1, 2005, 541,921 shares were available for future grant under the 1996 Plan, and 83,952 shares were available for future grant under the 2001 Plan. At January 1, 2005, December 27, 2003 and December 28, 2002 options for 2,224,275, 2,081,800 and 1,581,424 shares with weighted average exercise prices of $10.46, $10.42 and $10.79, respectively, were exercisable. During 2004, 38,065 shares were granted out of the 1996 Equity Incentive Plan as RSUs. All grants remain outstanding and 10,065 shares were vested as of January 1, 2005. Those grants are not considered in the above tables as outstanding options, but reduce the amount available for grant from the 1996 Plan.

10.	Litigation

Wild Oats Markets Canada, Inc., as successor to Alfalfa's Canada, Inc., a Canadian subsidiary of the Company, is a defendant in Helen Fakhri and Ady Aylon, as Representative Plaintiffs v. Alfalfa's Canada, Inc., a class action suit for monetary damages brought in the Supreme Court of British Columbia, Canada by the representative plaintiffs on behalf of two groups of claimants - those who claim to have contracted Hepatitis A allegedly through the consumption of food purchased at a Capers Community Market in the spring of 2002, and those who were inoculated against Hepatitis A in March and April, 2002, after handling and/or consuming food products from Capers that were or might have been contaminated with Hepatitis A. In the fourth quarter of 2003, the action was certified as a class action by the court. The Company filed an appeal and a hearing was held in September 2004. The appeal was denied in October 2004. In December 2004, the Plaintiffs brought a motion for a summary trial of certain issues, and such motion was denied in January 2005. The Company intends to vigorously defend the suit. The Company is not able to estimate the potential outcome of the suit at this time. The Company's insurers have acknowledged coverage for defense costs and liability, and the Company has exhausted its deductible.

In April 2000, the Company was named as defendant in S/H – Ahwatukee, LLC and YP - Ahwatukee LLC v. Wild Oats Markets, Inc., Superior Court of Arizona, Maricopa County, by a landlord alleging Wild Oats breached a continuous operations clause arising from the closure of a Phoenix, Arizona store. Plaintiff claimed damages for diminution of value of the shopping center plus accelerated rent, fees and attorneys' fees and costs. After trial in November 2001, the judge awarded the plaintiff an aggregate $536,000 in damages and attorneys' fees. The Company's appeal of judgment was denied in the first quarter of fiscal 2004, and the Company filed a motion for reconsideration, which was denied. The Company filed a petition for review with the Arizona Supreme Court, which was denied. As of the end of fiscal 2004, the Company has accrued $790,000, which the Company believes to be adequate to fully satisfy the judgment, including interest.

Auchterlonie, individually and on behalf of all others similarly situated and the general public, and Roes 1 to 1000 vs. Wild Oats Markets, Inc. and Does 1 through 100, is a purported class action suit brought in August 2004 in the Superior Court, County of Los Angeles, for payment of overtime and damages relating to alleged violations of the California Business and Professions Code by a former managerial employee, on behalf of himself and all other similarly situated California employees, claiming that store directors at the Company's California stores should have been classified as non-exempt employees and paid on an hourly basis. Plaintiff also alleges that the Company's incentive bonus program is illegal based upon deductions for items outside of the employee's control. The Company believes that the employee, a former store director, was properly classified as an exempt employee based upon his job duties, and intends to vigorously defend the suit. At this time, the Company does not have sufficient facts to estimate any potential damages. The case has been designated non-complex and trial has been scheduled for October 2005.

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

11.	Leases and Other Commitments and Contingencies

The Company has numerous leases related to facilities and store equipment. The initial lease term is usually between 10 and 20 years, and generally includes renewal options for varying terms thereafter, as well as rent escalation clauses. Certain store leases may require additional rental payments contingent upon sales volume for the particular store ("contingent rentals").

Future minimum lease payments under noncancelable leases as of January 1, 2005 are summarized as follows (in thousands):

FISCAL YEAR	Operating Leases	Capital Leases	Financing Leases

2005	$ 34,589	$ 2,025	$ 1,443
2006	33,480	1,980	1,443
2007	32,444	1,899	1,443
2008	30,193	1,890	1,443
2009	27,862	1,911	1,485
Thereafter	231,363	41,691	22,659

Total minimum lease payments	$ 389,931	51,396	29,916

Less amount representing interest		(31,207)	(16,175)

Present value of net minimum lease payments		20,189	13,741
Less current portion		(187)	(218)

Long term portion		$ 20,002	$ 13,523

Minimum rentals shown above do not include contingent rental payments. Total rent expense (consisting of minimum rent and contingent rent) under these leases was $35.6 million, $33.9 million and $32.2 million during fiscal 2004, fiscal 2003, and fiscal 2002, respectively. Total contingent rentals paid during these same periods was $1.0 million, $1.0 million, and $949,000, respectively. Sublease income received for fiscal years 2004, 2003, and 2002 was $2.0 million, $1.9 million, and $1.9 million, respectively.

Included in the $389.9 million of minimum lease payments is $32.4 million, which is related to lease costs for closed stores. The Company is actively working to defease these payments through assignments, subleases or terminations of the lease obligations.

Future minimum sublease rental income payments to be received as of January 1, 2005 are as follows (in thousands):

Fiscal Year	Sublease Rental Income

2005	$ 2,310
2006	2,268
2007	2,193
2008	1,922
2009	1,787
Thereafter	7,314

Total	$ 17,794

As of January 1, 2005, the Company had commitments under construction contracts totaling $4.4 million. The Company is self-insured for certain losses relating to worker's compensation claims, general liability, and employee medical and dental benefits. The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insured losses are accrued based upon the Company's estimates of the aggregate uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company's historical experiences. If the Company experiences an increase in claims, if actuarial assumptions are inaccurate, or insurance industry costs increase beyond current expectations, then additional reserves may be required.

12.	Restructuring and Asset Impairment Charges (Income)

Fiscal 2004

During fiscal 2004, the Company recorded restructuring and asset impairment expense of $2.5 million consisting of the following components (in thousands):

Changes in estimate related to lease-related liabilities for sites previously identified for closure (including accretion)	$ 104
Estimate related to lease-related liabilities for sites identified for closure during fiscal 2004	566
Severance for employees	754
Asset impairments	1,037

Total restructuring and asset impairment expense	$ 2,461

Details of the significant components are as follows:

    Changes in estimates related to lease-related liabilities for sites previously identified for closure. During 2004, the Company incurred changes in estimates for locations closed during previous fiscal years, such as the addition or loss of a subtenant, brokerage fees for obtaining a subtenant, or if expected subtenancy arrangements take additional time to complete than originally expected. Throughout 2004, we determined that additional time to dispose of vacant sites would require adjusting our estimates for changes in facts and circumstances by $104,000. The $104,000 consists of the following: Accretion expense for lease terms estimated using the present value of future minimum lease terms of $531,000; additional time estimated for obtaining viable subtenants of $1.1 million; and the procurement of viable subtenants producing a reversal of previously accounted for reserves of approximately $1.5 million, net of brokerage fees.

    Estimates related to lease-related liabilities for sites identified for closure during 2004. Throughout 2004, we closed store locations in Washington, Oregon, Florida and Arizona. Certain locations had remaining lease periods for which we are responsible for paying future rent. We accrued $566,000 related to those store locations based on our best estimate of the future lease periods during which we will be obligated to pay rent.

    Severance for employees notified of termination during 2004. During the fiscal year, 162 employees were terminated in conjunction with the closing of stores and a reorganization of our Home Office functions. The employees were notified of their involuntary termination approximately one month before the store closure. The costs of termination for the year were $754,000. As of January 1, 2005, $556,000 of involuntary termination benefits had been paid to terminated employees.

    Asset Impairments. In addition to the restructuring income described above, management also identified asset impairment charges of $1,037,000 in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets for three stores held for use. These assets became impaired during our quarterly assessments during fiscal 2004 because the projected cash flows of each store at the time were not sufficient to fully recover the carrying value of the stores' long-lived assets. In determining whether an impairment exists, the Company estimates the stores' future cash flows on an undiscounted basis, and if the cash flows are not sufficient to recover the carrying value, then the Company uses a discounted cash flow based on a risk-adjusted discount rate, to adjust its carrying value of the assets and records a provision for impairment as appropriate. The Company believes the weak performance from the stores included in the asset impairment charge was caused by depressed markets and increased competition. The Company continually reevaluates its stores' performance to monitor the carrying value of its long-lived assets in comparison to projected cash flows.

During 2004 and 2003, the Company incurred $4.0 million and $3.8 million, respectively, of charges for accelerated depreciation for planned store closures. The costs are included in "Costs of Goods Sold and Occupancy Costs" in the Statements of Operations.

Fiscal 2003 (As Restated)

During fiscal 2003, the Company recorded restructuring and asset impairment income of ($1.3) million consisting of the following components (in thousands):

Changes in estimates related to lease-related liabilities for sites closed during 2003	$ 188
Change in estimate related to lease-related liabilities for sites previously identified for closure or sale	(2,376)
Insurance settlement received for impaired assets previously written off	(250)
Severance for employees terminated during fiscal 2003	232
Asset impairment charges	947

Total restructuring and asset impairment income	$ (1,259)

Details of the significant components are as follows:

    Changes in estimates related to lease-related liabilities for sites closed during 2003. During 2003, the Company determined that a store in Tennessee should be closed. The store location had future lease-related obligations totaling $188,000.

    Changes in estimates related to lease-related liabilities for sites previously identified for closure. During 2003, the Company incurred changes in estimates for locations closed during previous fiscal years, such as the addition or loss of a subtenant, brokerage fees for obtaining a subtenant, or if expected subtenancy arrangements take additional time to complete than originally expected. Throughout 2003, we determined that additional time to dispose of vacant sites would require adjusting our estimates for changes in facts and circumstances by $(2,376,000). The $2.4 million consists of the following: The Company secured viable subtenants for locations in Arizona, California (4), Oregon and Tennessee. As a result, the Company recorded restructuring income of $(3,451,000) to reduce the accruals to the estimated required amounts. Additionally, the Company was able to secure agreements with the landlords to reduce required rents already recorded for resulting in $(893,000) of additional income. This was offset by a restructuring charge of $87,000 for the costs associated with restoring a space to its original condition for a location previously included in a restructuring charge, and additional time estimate adjustments for obtaining viable subtentants of $1,881,000.

    Severance for employees notified of termination during 2003. In conjunction with the closings of stores or support facilities, we involuntarily terminated 77 people during fiscal 2003. The closing of a store in Tucson, Arizona, a warehouse in San Diego, California and a restaurant operating within a store in West Vancouver, British Columbia, resulted in 40 employees being notified of their involuntary termination. The closure of two stores in Irvine and Los Angeles, California resulted in 37 employees being notified of their involuntary termination. As of January 1, 2005, all of the involuntary termination benefits accrued had been paid to terminated employees.
    Insurance settlement received for impaired assets previously written off. The Company received $250,000 in insurance proceeds as partial reimbursement for property losses and incremental expenses incurred during the first quarter of 2003 caused by a roof collapse at a support facility in Federal Heights, Colorado. The support facility had been previously identified for closure during fiscal 2001, and the carrying value of its fixed assets were written off as an impairment charge at that time. Therefore, the Company recorded a gain in the amount of the insurance proceeds received of $250,000.

    In addition to the restructuring income described above, management also identified asset impairment charges of $947,000 in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets for two stores held for use. These assets became impaired during the third quarter of fiscal 2003 because the projected cash flows of each store at the time were not sufficient to fully recover the carrying value of the stores' long-lived assets. In determining whether an impairment exists, the Company estimates the stores' future cash flows on an undiscounted basis, and if the cash flows are not sufficient to recover the carrying value, then the Company uses a discounted cash flow based on a risk-adjusted discount rate, to adjust its carrying value of the assets and records a provision for impairment as appropriate. The Company believes the weak performance from the stores included in the asset impairment charge was caused by depressed markets and increased competition. The Company continually reevaluates its stores' performance to monitor the carrying value of its long-lived assets in comparison to projected cash flows.

Fiscal 2002 (As Restated)

During fiscal 2002, the Company recorded restructuring and asset impairment income of $(0.8) million consisting of the following components (in thousands):

Gain on sale of assets
$ (462)
Change in estimate related to lease-related liabilities for sites previously identified for closure	(4,713)
Lease-related liabilities stores identified to be closed or sold during the year	3,531
Severance for employees	420
Fixed asset impairments for store construction project discontinuation	449

Total restructuring and asset impairment income
$ (775)

Details of the significant components are as follows:

    Gain on sale of assets. The Company sold a liquor license for a closed location in Mission Viejo, California for a higher price than originally estimated and sold a closed kitchen facility in Santa Fe, New Mexico for a higher price than originally estimated. Additionally, the Company received an insurance settlement for a claim relating to the location in Madison, New Jersey, where the assets had previously been written off. The Company also sold one store in Victoria, British Columbia, Canada. The sale agreement included payment for fixed assets. Based on this change in facts and circumstances, the Company recorded the gain on the sale of the fixed assets and therefore recognized asset disposal income.

    Changes in estimates related to lease-related liabilities for sites previously identified for closure. During 2002, the Company incurred changes in estimates for locations closed during previous fiscal years, such as the addition or loss of a subtenant, brokerage fees for obtaining a subtenant, or if expected subtenancy arrangements take additional time to complete than originally expected. Throughout 2002, we determined that additional time to dispose of vacant sites would require adjusting our estimates for changes in facts and circumstances by $(4.7) million. The $(4.7) million consists of the following: the Company negotiated the early termination of leases in West Hollywood, California and San Antonio, Texas. The Company also secured viable subtenants for locations in Vancouver, Washington and Boulder, Colorado. Additional information received in fiscal 2002 resulted in a revision in the total rent allocated to one vacant location in Albuquerque, New Mexico, previously included within a restructuring charge; therefore, the Company revised the estimate for future lease obligations. The Company negotiated the early termination of a lease in Tempe, Arizona, and also terminated lease obligations for a site in Denver, Colorado. The total changes in estimate for these items approximated $3.4 million of accrual reversals.

The Company negotiated the early termination of a lease of property at which the Company had operated a kitchen in Los Angeles, California. Also, the Company subleased a closed location in Hartford, Connecticut for the remaining lease term and provided a subsidy for the sublessee; the previously estimated lease-related liabilities in excess of the subsidy were reversed. Additionally, the Company subleased a site in Vancouver, British Columbia, Canada, for the remaining lease term and consequently reversed the previously estimated lease-related liabilities. For space adjacent to the Company's operating store in West Hartford, Connecticut, the Company negotiated a lease amendment with the landlord and, as a result, was removed from the lease in the first quarter of fiscal 2003; therefore, the Company reversed the excess lease-related liabilities previously recorded. The Company sold one store in Victoria, British Columbia, Canada. The purchaser assumed the lease-related obligations associated with this store. Based on this change in facts and circumstances, the Company reversed the remaining lease-related liabilities previously recorded for this store. The Company completed payment obligations for terminated lease obligations for sites in Boca Raton, Florida; Santa Fe, New Mexico and Framingham, Massachusetts; and therefore reversed the remaining lease-related liabilities previously recorded for these stores. The Company determined the likelihood of securing a subtenant for certain space in Tempe, Arizona was now remote due to the Company's obligation being at above-market rates, the unattractive site characteristics, and increasingly difficult real estate market conditions. With this change in facts and circumstances, the Company decided to fully reserve the remaining lease obligations of the site. The net impact of the transactions was $1.3 million.

    Estimates related to lease-related liabilities for sites identified for closure during 2002. Throughout 2002, we decided to close or sell three locations due to lower than anticipated operational performance. The lease-related liabilities for these locations represent the Company's estimate to dispose of these lease obligations based on current disposition efforts, and is attributable to deteriorating real estate markets in certain regions, existing lease obligations at above-market rates, and unattractive site characteristics. The charge for exit costs assumes, based on the Company's current results at disposition efforts that the Company will be successful in disposing of these long-term lease obligations within five years. Additionally, the Company exercised the right of early lease termination with 90 days' notice to the landlord for a small location in El Paso, Texas. The aggregate charge to the restructuring reserve for these closures was $3,531,000.

    Severance for employees terminated during fiscal 2002. In conjunction with the closure or relocation of stores or support facilities throughout the year, 170 employees were involuntarily terminated. The details are as follows: two employees were terminated with the sale of one Vitamin Expo location; 65 employees were terminated in conjunction with the closure of one store in Cleveland, Ohio, and the closure of the bakery operations within one support facility in Denver, Colorado; 103 employees were terminated in conjunction with the closure of two stores in Boca Raton, Florida and Chesterfield, Missouri. The employees were notified of their involuntary termination within 60 days of their respective termination date. As of January 1, 2005, all termination benefits had been paid to terminated employees.

    Fixed asset impairments. The Company decided to close two locations, one operated under the "Vitamin Expo" tradename as part of brand consolidation, and the other did not fit the future expectations of the Company and had an expiring lease.

The Company determined that certain fixed assets were not compatible with the Company's new store design. Due to the implementation of the new store design, such assets could not be relocated as contemplated under the original restructuring plan. As a result, the Company determined it could not recover the previously estimated carrying value of these assets, and therefore recognized an asset impairment charge of approximately $170,000. The assets were fully disposed by the end of fiscal 2002. Additionally, the Company determined that it could partially recover the carrying value of certain fixed assets used in store front-end operations that were previously written off in 2001; therefore, the Company reversed $135,000 of asset impairment expense recognized in the second quarter of fiscal 2002.

The Company determined that a new store design was required and construction of new stores based on the previously developed designs would be abandoned to incorporate the new store design changes. Assets in this charge included abandoned construction in progress (primarily leasehold improvements). The Company determined that it could not recover the carrying value of these fixed assets, and therefore recognized an asset impairment charge and disposed of the assets during 2002.

Total asset impairment charges, net for 2002 were $449,000.

Sales and store contribution to profit (sales less cost of goods sold, occupancy costs, and direct store expenses) for the fiscal years ended January 1, 2005, December 27, 2003 and December 28, 2002 for stores that were held for disposal are as follows (in thousands):

		2003	2002

FISCAL YEAR
2004
		(As Restated)

Sales	$13,043	$ 10,562	$ 24,229
Store contribution to profit	$ (999)	$ (1,899)	$ (1,576)

The effect of suspending depreciation for assets held for disposal was $0 for fiscal 2004, $0 for fiscal 2003 and approximately $34,000 fiscal year ended December 28, 2002, respectively.

Restructuring Activity By Store Count (Unaudited)

A summary of restructuring activity by store count is as follows:

	RESTRUCTURING STORE COUNT

	Fiscal Year Ending

	2004	2003	2002

Stores remaining at commencement of period	8	3	6
Stores identified in fiscal 2002 for closure		-	6
Stores identified in fiscal 2003 for closure		5	-
Stores identified in fiscal 2004 for closure	7	-	-
Support facilities identified for closure	2	4	-
Identified stores closed or abandoned	(6)	(4)	(5)
Identified stores sold	(1)		(4)
Identified support facilities closed	(4)

Identified stores remaining at period end	6	8	3

As of December 27, 2003, all six stores identified in fiscal 2002 for closure have been sold or closed. Of the five stores and four support facilities identified in fiscal 2003 for closure, one had been relocated as of December 27, 2003, one was sold in January 2004, and the remainder were closed in 2004. Of the seven stores and two support facilities identified in 2004 for closure, four stores and the support facilities remained open as of year end, with two stores closing before February 26, 2005.

The following table summarizes accruals related to the Company's restructuring activities during fiscal 2004, fiscal 2003 and fiscal 2002 (in thousands):

	2001
	And	Q4	Q4	Q1	Q2	Q3	Q4
EXIT PLANS	Prior	2002	2003	2004	2004	2004	2004	TOTAL

BALANCE, 12-27-03 (As Restated)	$ 8,615	$ 421	$224					$ 9,260

New accruals:
Severance
				$28				28
Lease-related liabilities
	190	46						236
Cash paid :
Severance
		-	(39)	(15)				(54)
Lease-related liabilities
	(250)	(467)	(35)					(752)

BALANCE, 03-27-04	8,555	0	150	13				8,718

New accruals:
Severance
					$63			63
Lease Related Liabilities
	(1,140)	298	70		43			(729)
Cash paid:
Severance
		(7)	(14)	(11)	-			(32)
Lease-related liabilities
	(344)	(27)	(35)					(406)

BALANCE, 06-24-04	7,071	264	171	2	106			7,614

New Accruals:
Severance
						$ 614		614
Lease Related Liabilities
	310					555		865
Cash Paid:
Severance
			(6)		(53)	(251)		(310)
Lease Related Liabilities
	(446)	(225)	(35)		(34)	-		(740)

BALANCE, 09-25-04	6,935	39	130	2	19	918		8,043

New accruals
Severance
						3	$ 46	49
Lease-related liabilities
	118					2		120
Cash paid:
Severance
						(199)	(15)	(214)
Lease-related liabilities
	(389)	(38)	(130)		(14)	-		(571)

BALANCE, 01-05-2005	$ 6,664(1)	$ 1(1)	$ 0(1)	$ 2	5	$ 724(2)	$ 31(3)	$ 7,427

1The restructuring accrual balance consists of lease related liabilities.

2The restructuring accrual balance consists of lease related liabilities and $167,000 for employee termination benefits.

3The restructuring accrual balance consists of $31,000 for employee termination benefits.

As of January 1, 2005, the Company's restructuring balances consist of $2.9 million in accrued liabilities and other long-term obligations of $4.5 million

13.	401(k) Plan

The Company maintains a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering the Company's employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 15% of their annual compensation or the statutorily prescribed annual limit ($13,000 in fiscal 2004) and have the amount of such reduction contributed to the 401(k) Plan. Employees over age 50 may also contribute an additional $2,000 "catch-up" contribution. The 401(k) Plan provides for additional matching contributions to the 401(k) Plan by the Company in an amount determined by the Company prior to the end of each plan year. Total Company contributions during fiscal 2004, 2003 and fiscal 2002 were approximately $1.2 million, $1.3 million and $1.2 million, respectively. The trustees of the 401(k) Plan, at the direction of each participant, invest the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code.

In January 2002, the Company was notified by its 401(k) trustee that effective April 1, 2002, the trustee would no longer provide trustee services for 401(k) plans. The Company selected a new plan administrator and a new trustee after extensive research and interviews. In the fourth quarter of fiscal 2002, the Company was notified by its new plan administrator that it was selling its business without the Company's consent (as required by the then-current contract). The Company elected to terminate its contract and selected Milliman USA as its new plan administrator. The plan accounts were transferred to Milliman and Company employees were notified that they would be unable to make withdrawals from or change the investment designations of their accounts until the transfer was completed. The transfer was completed in January 2003. The Company also amended its 401(k) Plan in fiscal 2003 and fiscal 2004 to modify the eligibility requirements. In fiscal 2003, the Company completed an audit of one of the record keeping practices of one of its past plan administrators. The Company completed its comprehensive review of past administrative practices of its 401(k) Plan during the third quarter of fiscal 2004. As a result, in November 2004, the Company filed a voluntary correction plan with the Internal Revenue Service related to the 401(k) Plan. Pursuant to the Company's audit, the Company has determined that it was obligated to contribute an estimated $1.2 million, inclusive of earnings, to the 401(k) Plan to correct certain past administrative practices dating back to 1999, of which $1.0 million has been included in direct store expense and $0.2 million in selling, general and administrative expense.

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

Effective in fiscal 1999, the Company maintains a nonqualified Deferred Compensation Plan (the "DCP") for certain members of management. Eligible employees may contribute a portion of base salary or bonuses to the plan annually. The DCP provides for additional matching contributions by the Company in an amount determined by the Company prior to the end of each plan year. Total Company matching contributions to the DCP during fiscal 2004, 2003 and 2002 were approximately $85,000, $84,000 and $39,000, respectively. On December 31, 2004, in response to the Jobs Act, which mandated modifications to Treasury regulations applicable to deferred compensation, the Company froze the then-existing DCP participants' accounts, and created new participants' accounts, effective January 1, 2005. The Company anticipates implementing a new DCP in compliance with the new rules promulgated under the Jobs Act once such rules are issued.

16.	Quarterly Information (Unaudited)

The following interim financial information presents the fiscal 2004 and fiscal 2003 consolidated results of operations on a quarterly basis (in thousands, except per-share amounts):

	QUARTER ENDED

	March 27,	June 26,	Sept 25,	Jan 1,
Statement of Operations Data	2004	2004	2004	2005

Sales	$ 263,795	$ 251,697	$ 250,739	$ 281,933
Gross profit	$ 77,406	$ 73,434	$ 68,828	$ 77,182
Net income (loss)	$ 2,069	$ (331)	$ (7,052)	$ (34,705)

Basic net income (loss) per common share	$0.07	$(0.01)	$(0.25)	$(1.18)

Diluted net income (loss) per common share	$0.07	$(0.01)	$(0.25)	$(1.18)

Basic weighted average number of common shares	30,184	29,788	28,458	28,469

Diluted weighted average number of common shares	31,034	29,788	28,458	28,469

	QUARTER ENDED (As Restated)

	March 29,	June 28,	Sept 27,	Dec 27,
Statement of Operations Data	2003	2003	2003	2003

Sales	$235,987	$242,248	$237,028	$ 253,941
Gross profit	$ 71,490	$ 70,930	$ 68,675	$ 74,629
Net income (loss)	$ 829	$ 1,082	$ (1,452)	$ 1,134

Basic net income (loss) per common share	$0.03	$0.04	$(0.05)	$0.04

Diluted net income (loss) per common share	$0.03	$0.04	$(0.05)	$0.04

Basic weighted average number of common shares	29,704	29,775	29,898	30,068

Diluted weighted average number of common shares	29,916	30,262	29,898	30,596

In accounting for the restructuring reserves for the quarter ended June 28, 2003, the Company understated its charge to accrue for the remaining lease obligation for a closed store site in Phoenix, Arizona, in the amount of $500,000 due to the commingling of litigation and lease-related reserves for this store in the supporting reserve schedules. During the quarter ended December 27, 2003, the Company recorded a charge to accrue for additional litigation related restructuring reserves for this closed store site, which was overstated by the $500,000 due to the commingling of litigation and lease-related reserves noted above. As a result of the restatement, restructuring expense has been increased $500,000 ($304,000 net of tax) for the quarter ended June 28, 2003 and decreased $500,000 for the quarter ended December 27, 2003. This restatement decreased earnings per share $0.01 in the quarter ended June 28, 2003 and increased earnings per share by the same in the quarter ended December 27, 2003. There is no net income, accrual or cash flow impact on fiscal year 2003 as a whole.

As discussed per Note 2, and the previous paragraph, previoius years are being restated. The related quarters below are the as presented and as adjusted results.

QUARTER ENDED March 29, 2003

Statement of Operations Data	As Recorded	Adjustment	As Restated

Sales	$ 235,987	-	$ 235,987
Gross profit	$ 70,859	$ 631	$ 71,490
Net income (loss)	$ 1,440	$ (611)	$ 829
Basic net income (loss) per common share	$ 0.05	$ (0.02)	$ 0.03

Diluted net income (loss) per common share	$ 0.05	$ (0.02)	$ 0.03

QUARTER ENDED June 28, 2003

Statement of Operations Data	As Recorded	Adjustment	As Restated

Sales	$ 242,248	-	$ 242,248
Gross profit	$ 71,222	$ (292)	$ 70,930
Net income (loss)	$ 2,183	$ (1,101)	$ 1,082
Basic net income (loss) per common share	$ 0.07	$ (0.03)	$ 0.04

Diluted net income (loss) per common share	$ 0.07	$ (0.03)	$ 0.04

QUARTER ENDED September 27, 2003

Statement of Operations Data	As Recorded	Adjustment	As Restated

Sales	$ 237,028	-	$ 237,028
Gross profit	$ 68,870	$ (195)	$ 68,675
Net income (loss)	$ (861)	$ (591)	$ (1,452)
Basic net income (loss) per common share	$ (0.03)	$ (0.02)	$ (0.05)

Diluted net income (loss) per common share	$ (0.03)	$ (0.02)	$ (0.05)

QUARTER ENDED December 27, 2003

Statement of Operations Data	As Recorded	Adjustment	As Restated

Sales	$ 253,941	-	$ 253,941
Gross profit	$ 74,661	$ (32)	$ 74,629
Net income (loss)	$ 829	$ 305	$ 1,134
Basic net income (loss) per common share	$ 0.03	$ 0.01	$ 0.04

Diluted net income (loss) per common share	$ 0.03	$ 0.01	$ 0.04

17.	Comprehensive Income

The components of other comprehensive income consist of unrealized gains and losses on available-for-sale securities, adjustments related to a cash flow hedge, and foreign currency translation adjustments, all reported  net of tax. Comprehensive income has been disclosed in the statement of stockholders' equity for all periods presented.

The components of accumulated other comprehensive income for fiscal years ending 2004, 2003, and 2002 are as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain On Available-For Sale Securities	Cash Flow Hedge Adjustments	Total

Balance at December 29, 2001	$ (388)	-	$ (1,421)	$ (1,809)

Foreign currency translation adjustment	(61)	-	-	(61)
Recognition of hedge results to interest expense during the period			1,176	1,176
Change in market value of cash flow hedge during the period			(348)	(348)

Balance at December 28, 2002	$ (449)	-	$ (593)	$ (1,042)

Foreign currency translation adjustment	697	-	-	697
Recognition of hedge results to interest expense during the period	-	-	613	613
Change in market value of cash flow hedge during the period	-		(20)	(20)

Balance at December 27, 2003	$ 248	-	-	$ 248

Foreign currency translation adjustment	681	-	-	681
Unrealized gain on available-for-sale securities	-	$ 37	-	37

Balance at January 1, 2005	$ 929	$ 37	-	$ 966

18.	Related Party Transactions

Michael C. Gilliland, Elizabeth Cook and Patrick Gilliland. Elizabeth C. Cook and Michael C. Gilliland, former officers and directors and greater than 5% stockholders of the Company, each own a one-third interest in Pretty Good Groceries, Inc. ("PGG"), which in the past operated two grocery stores, and currently operates one store in Boulder, Colorado. Through January 2002, PGG purchased certain items through the Company's volume purchase discount programs with its distributors, and also purchased items from the Company's commissaries and warehouses at cost. The Company had a receivable of approximately $80,000 at December 29, 2001 related to the purchases by PGG of goods from the Company or its suppliers. At December 29, 2001, the Company also had a receivable for certain personal expenses of Mr. Gilliland and Ms. Cook, the amount of which was in dispute. All receivables related to these items were paid as part of the March 2002 settlement of litigation described below.

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

In January 2001, the Company borrowed $2.0 million from Ms. Cook and Mr. Gilliland. The loan was evidenced by a demand note that bears interest at 9.0% per annum and default rate interest at 15% per annum. Mr. Gilliland and Ms. Cook filed suit against the Company in January 2002 for payment of the note after demand was made but payment was not received. In March 2002, the parties settled the litigation through execution of a settlement agreement under which the plaintiffs agreed to a $200,000 offset against the principal balance of the loan in settlement of certain identified receivables alleged to be due to the Company, and the Company agreed to repayment of the balance of the loan, together with interest at 9% per annum, over a five-month period from cash and proceeds of equity securities.

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

In September 2002, the Company filed suit against Michael Gilliland and Elizabeth Cook, former officers and directors and greater than 5% stockholders of the Company, together with two individuals and three limited liability corporations, for a temporary restraining order and damages related to a breach of Mr. Gilliland's non-competition covenant, contained in his 1996 employment agreement, arising from the opening of a competitive grocery store in New Mexico. The lawsuit was captioned Wild Oats Markets, Inc. v. Michael C. Gilliland, Elizabeth C. Cook, Mark R. Clapp; Patrick Gilliland, Westside Farmer's Market LLC, Westside Liquors LLC and Milagro Cafe LLC. A related suit was filed against Mr. Gilliland and his brother, Patrick Gilliland, for misappropriation of trade secrets and insider trading related to Patrick Gilliland's postings on a financial chat board. The parties agreed to settle these two lawsuits in July 2004. The settlement includes the disclosure to the Company of sources of certain information obtained by defendants, a return of proprietary information to the Company, mutual release of claims and the dismissal of the two suits.

Perry D. Odak. In May 2002, the Company's Board of Directors amended the employment agreement of Perry D. Odak, the Company's CEO and President, to extend through December 2002 the period during which the issuance by the Company of additional securities as part of an equity financing would entitle Mr. Odak to receive up to 300,000 stock options exercisable for the Company's common stock. In March 2002, Mr. Odak was issued options to purchase 5,856 shares of common stock under a provision of his employment agreement that provided for the maintenance of his 5% equity position in the event of a capital-raising transaction, based upon the issuance of 111,269 shares of common stock, the resale of which was registered on Form S-3 filed in April 2002. In August 2002, the Company's Board of Directors approved a third amendment to Mr. Odak's employment agreement, pursuant to which up to 70,000 of the stock options to which Mr. Odak would be entitled under his employment agreement as a result of the closing of a capital-raising transaction could be granted to other employees of the Company designated by Mr. Odak. The options would only be granted upon the closing of the capital-raising transaction, have a 10-year term, vest over four years and have an exercise price equal to the closing price of the Company's stock on the date the capital-raising transaction was concluded. An equal number of options would be granted simultaneously to Mr. Odak, provided that the options granted to Mr. Odak would only be exercisable as the options granted to other employees terminated (as opposed to expired) without exercise.

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

In 2004, the Compensation Committee of the Board of Directors recommended to the Company's Board, which approved in concept, a modification to Mr. Odak's employment agreement to provide for the payment of the existing $9.2 million supplemental bonus in the event of Mr. Odak's death or disability while employed by the Company. Subsequently, the Compensation Committee recommended, and the Board approved in concept a modification to the employment agreement to provide for a payment of a bonus of approximately $1.6 million: (i) in the event Mr. Odak terminates his employment for Good Reason, as defined in his employment agreement; (ii) in the event Mr. Odak is terminated without Cause, as defined in the agreement; or (iii) in the event his employment agreement is not renewed at the end of its initial term in 2006. The Company has acquired an insurance policy for the benefit of the Company to cover Mr. Odak's death or disability in the approximate amount of the supplemental bonus.

In March 2001, Mr. Odak purchased 1,332,649 shares of Common Stock for $6.969 per share for an aggregate purchase price of $9.28 million. Mr. Odak paid $13,326 in cash and executed a full recourse, five-year promissory note for the balance of $9,273,905 to the Company, with interest accruing at 5.5% per annum, compounding semiannually.

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

Other related parties. Mark A. Retzloff is a current member of the Company's Board of Directors, and sits on its Real Estate Committee. Mr. Retzloff is Chief Organic Officer of Aurora Organic Dairy, which derives 8% of its total revenues from sales of organic milk to the Company under the Company's private label brand. Mr. Retzloff has sat on the boards of directors of several other natural or organic companies that derive 5% of their revenues from sales of products to the Company. Stacey J. Bell, a current member of the Company's Board of Directors, is an employee of Ideasphere, Inc., which manufactures certain SKU's for the Company's private label vitamins and supplements. Total purchases from these vendors for the fiscal years ending 2004, 2003 and 2002 are $1,805,000, $905,000 and $657,000, respectively. A majority of these purchases are made primarily through our primary distributor, UNFI and therefore are indirect in nature. These costs are all for inventory and the related costs of goods sold. As of the fiscal years ending 2004 and 2003, the associated accounts payable balances were $54,000 and $54,000.

19.	Change in Primary Distributor

During fiscal 2002, the Company changed its primary distributor from UNFI to Tree of Life, Inc. ("TOL"). A transition fee is referenced in the Company's June 2002 distribution agreement with TOL. In the second, third and fourth quarters of fiscal 2002, the Company used a portion of the transition fee to offset the transition costs incurred during the transition of the Company's primary distribution relationship to TOL. These costs include, but are not limited to, the cost of retagging store shelves, modification of product inventory, disposal of discontinued products, resetting of products on store shelves and training of store personnel in new procedures, and legal and consulting expenses. The portion of the transition support fee used to defray transition expenses incurred had no material impact on the Company's results of operations for the twelve months ended December 28, 2002.

During the fourth quarter of 2003, the Company and TOL agreed to terminate their primary distribution relationship, and in January 2004, the Company signed a five year primary distribution agreement with UNFI. The UNFI agreement states that UNFI will pay the Company a conversion fee to cover the costs of the transition to UNFI, which is payable over the period of the contract, subject to the Company meeting certain minimum purchase requirements. These transition costs include, but are not limited to, the cost of retagging store shelves, modification of product inventory, disposal of discontinued products, resetting of products on store shelves and training of store personnel in new procedures. The Company completed the process of transitioning to UNFI from its prior primary distributor in the first quarter of 2004.

20.	Subsequent Event

On March 31, 2005, the Company entered into a five-year revolving secured credit facility with Bank of America, N.A. The new credit facility will allow borrowings and letters of credit up to a maximum of $40 million, with an option to increase up to $100 million, subject to a "borrowing base" determined by inventory levels, credit card receivables, invested cash and mortgaged leaseholds. The facility is secured by the Company's assets including, but not limited to, cash, inventory and fixed assets. Borrowings under the new credit facility bear interest, at the Company's election, at LIBOR plus 1.25% or prime. The applicable margin for LIBOR rate borrowings is variable, ranging from 1.00%, based upon the availability calculation made in accordance with the agreement. The Company is charged a 0.25% commitment fee on the unused portion of the line. There are no financial covenant requirements, except that the Company must maintain minimum excess availability (as defined in the agreement) at all times. The new credit facility also contains limitations on incurring additional indebtedness, making additional investments and permitting a change of control and cash management provisions.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.

CONTROLS AND PROCEDURES

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses in establishing restructuring reserve and lease accounting controls as set forth below.

Restructuring Reserves. During management's review of the restructuring reserves for the quarter ended June 28, 2003, we understated an adjustment to accrue for the remaining lease obligation for a closed store site in Phoenix, Arizona, in the amount of $500,000 due to the commingling of litigation and lease-related reserves in the supporting reserve schedules. During the quarter ended December 27, 2003, we recorded an adjustment to accrue for additional litigation related restructuring reserves for this closed store site, which was overstated by the $500,000 due to the commingling of litigation and lease-related reserves as described above. On February 11, 2005, we reported the error in previously issued financial statements on Form 8-K. We have restated our interim financial statements and related disclosures for fiscal year ended December 27, 2003 in this report to correctly report these adjustments.

Lease Accounting. On February 15, 2005, management of the Company discussed with the Chairman of the Audit Committee of the Board of Directors a February 7, 2005 clarification of existing GAAP applicable to lease accounting articulated by the Office of the Chief Accountant of the SEC, as well as recent restatements by several other issuers related to the same accounting issue. The Chairman of the Audit Committee instructed management to review the Company's accounting practices. On February 17, 2005, based upon the preliminary results of this review, the Audit Committee concluded that our previously issued consolidated financial statements should no longer be relied upon because of errors, and we disclosed the same on Form 8-K filed on February 18, 2005. Management has since completed its review of its lease accounting, and determined that its accounting for (1) amortization of leasehold improvements and leasehold interests, (2) straight-line rent expense, (3) landlord incentives and allowances, (4) sale leaseback transactions, and (5) classification of leases as capital or operating in accordance with SFAS No. 13 were not consistent with GAAP. We have restated our financial statements for the fiscal years ended December 27, 2003 and December 28, 2002 as presented in this report. See "Notes to Consolidated Financial Statements – Note 2 – Restatement of Financial Statements."

Based on the definition of "material weakness" in the Public Company Accounting Oversight Board's Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements, restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a "material weakness" in the design or operation of internal control over financial reporting. Accordingly, management concluded that a material weakness existed in the Company's internal control over financial reporting at January 1, 2005.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2004, there were no significant changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

During the fiscal quarter ended April 2, 2005, we corrected the deficiency in our internal controls over financial reporting for the restructuring reserve error described above by reconstructing the supporting detailed restructuring reserve schedule by specific site and type of restructuring reserve. This detailed schedule will be utilized in management's quarterly evaluation of restructuring reserves to correct this control deficiency.

The errors related to improper lease accounting resulted from the Company's misinterpretation of existing GAAP, as recently clarified by the SEC staff. We will be developing controls to strengthen our ongoing compliance with generally accepted accounting principles related to leasing issues, as well as implementing additional review procedures over the selection and monitoring of appropriate assumptions and estimates affecting lease accounting practices.

Management's Report on Internal Control over Financial Reporting

We are in the process of completing our testing and evaluation of our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15a-15(f), as required by Section 404 of the Sarbanes-Oxley Act of 2002 and Item308(a) of Regulation S-K. In this Annual Report on Form 10-K/A, we have not published our management's report on internal control over financial reporting. We expect to complete management's assessment of such internal controls over financial reporting, and file the report on the same on Form 10-K/A within the 45 day period provided by the exemptive order issued by the Securities and Exchange Commission in Release No. 50754, issued on November 30, 2004. Since we have not completed our testing and evaluation process, it is possible that material weakneses in addition to those disclosed above may be identified. In accordance with the exemptive order, the Form 10-K/A will include management's annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K and the related attestation report of the registered public accounting firm required by Item 308 (b) of Regulation S-K. As a result of the material weaknesses described above, we expect to conclude that our internal control over financial reporting was not effective as of January 1, 2005. As a result, we also expect that our independent registered public accounting firm will issue an adverse opinion on the effectiveness of our internal control over financial reporting in the amendment to this Annual Report on Form 10-K, which we intend to file with our internal control report.

Item 9B.

OTHER INFORMATION

The following information is being provided in lieu of filing a Form 8-K to report our entry into a material definitive agreement under Item 1.01 and the termination of a material definitive agreement under Item 1.02.

On March 31, 2005, we entered into a five-year revolving secured credit facility with Bank of America, N.A. (the "B of A Facility"). Concurrent with the execution of the B of A Facility, we terminated our existing $95 million credit facility with Wells Fargo Bank N.A. as administrative agent. The B of A Facility allows borrowings and letters of credit up to a maximum of $40 million, with an option to increase borrowings up to $100 million, subject to a borrowing base determined by the value of certain inventory, credit card receivables, invested cash and, at our discretion, mortgaged leaseholds. The B of A Facility is secured by certain of our assets including, but not limited to, cash, inventory and fixed assets. Borrowings under the B of A Facility bear interest, at our election, at the prime rate or at LIBOR plus a margin ranging from 1.00% to 1.50%, depending on the excess borrowing availability over amounts borrowed. Interest rates are determined quarterly. We are charged a commitment fee on the unused portion of the Facility. There are no financial covenants, other than the obligation to maintain a certain percentage of minimum excess availability (as defined in the agreement) at all times. The B of A Facility requires compliance on a monthly basis with certain non-financial covenants, including limitations on incurring additional indebtedness and making investments, the use and disposition of collateral, changes of control, as well as cash management provisions.

As a result of the restatement to correct lease-related accounting errors described in "Notes to Consolidated Financial Statements – Note 2 – Restatement of Financial Statements", as of January 1, 2005, we were in violation of three financial covenants under our former credit facility with Wells Fargo Bank N.A., as administrative agent, and certain other lenders ("Wells Facility"). We requested and received waivers, dated March 28 and March 31, 2005, respectively, from the requisite lenders under the Wells Facility, of our violation of covenants related to permitted indebtedness, an adjusted leverage ratio equal to the ratio of average total funded debt, as defined under the former Wells Facility, plus six times rent expense, to EBITDAR for the four fiscal quarter periods then ended, and a minimum stockholders' equity threshold.

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

	(1)	Reports of Independent Registered Public Accounting Firms
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

	10.43**	Registration Rights Agreement, dated as of June 1, 2004, between Wild Oats Markets, Inc. and J. P. Morgan Securities Inc., as representative of the initial purchasers of the debentures. (16)
	10.44**	Form of Restricted Stock Unit Agreement used to evidence Restricted Stock Units granted under the Wild Oats Markets, Inc. 1996 Equity Incentive Plan. (17)
	21.1**	List of subsidiaries. (13)
	23.1+	Consent of Ernst & Young LLP.
	23.2+	Consent of PricewaterhouseCoopers LLP.
	31.1+	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) under the Securities Exchange Act of 1934, as amended.
	31.2+	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) under the Securities Exchange Act of 1934, as amended.
	32.1+	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
	32.2+	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

#	Management Compensation Plan.
**	Previously filed.
+	Included herewith.
(1)	Incorporated by reference from the Registrant's Form 10-K for the year ended December 28, 199 (File No. 0-21577).
(2)	Incorporated by reference from the Registrant's Amendment No. 2 to the Registration Statement on Form S-3 filed with the Commission on November 10, 1999 (File No. 333-88011).
(3)	Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-11261) filed on August 30, 1996.
(4)	Incorporated by reference from the Registration Statement on Form S-8 (File No. 333-66347) filed on October 30, 1998.
(5)	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 29, 2001 (File No. 0-21577), filed on March 27, 2002.
(6)	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 1, 2000 (File No. 0-21577).
(7)	Incorporated by reference from the Registrant’s Form 10-Q for the period ended March 31, 2001 (File No. 0-21577).
(8)	Incorporated by reference from the Registrant’s Form 10-Q for the period ended June 30, 2001(File No. 0-21577).
(9)	Incorporated by reference from the Registrant’s Form 10-Q for the period ended June 29, 2002 (File No. 0-21577).
(10)	Incorporated by reference from the Registrant’s Form 8-K filed on May 5, 1998 (File No. 0-21577).
(11)	Incorporated by reference from the Registrant’s Form 10-Q for the period ended June 28, 2003 (File No. 0-21577).
(12)	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 28, 2002 (File No. 0-21577).
(13)	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 27, 2003 (File No. 0-21577).
(14)	Incorporated by reference from the Registrant’s report dated May 25, 2004 on Form 8-K (File No. 0-21577).
(15)	Incorporated by reference from the Registrant’s Form 10-Q for the period ended June 26, 2004 (File No. 0-21577).
(16)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on August 20, 2004 (File No. 333-18406).
(17)	Incorporated by reference from the Registrant’s Form 10-Q for the period ended September 25, 2004 (File No. 0-21577).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wild Oats Markets, Inc.
(Registrant)

Date: March 31, 2005	By: /s/ Edward F. Dunlap
Edward F. Dunlap
Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Perry D. Odak	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2005

/s/ Edward F. Dunlap	Chief Financial Officer Senior Vice President Operations (Principal Financial and Accounting Officer)	March 31, 2005

/s/ Robert G. Miller	Chairman	March 31, 2005

/s/ Stacey J. Bell	Director	March 31, 2005

/s/ David M. Chamberlain	Director	March 31, 2005

/s/ Brian K. Devine	Director	March 31, 2005

/s/ David J. Gallitano	Director	March 31, 2005

/s/ Mark A. Retzloff	Director	March 31, 2005

/s/ John A. Shields	Director	March 31, 2005