Form 10-K/A
period 2005-01-01
WILD OATS MARKETS INC
filed 2005-04-04
CIK 909990

TABLE OF CONTENTS

The following items
were the subject of a
Form 12b-25 and
are included herein:
6, 7, 7A, 8 and 9A.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Neither Amendment No. 1 on Form 10-K/A, nor Amendment No. 2 on Form 10-K/A reflects events occurring after the filing of the Annual Report on Form 10-K filed on March 17, 2005, nor do they modify or update the disclosures presented therein, except with regard to Amendment No. 1, to reflect the modifications as described therein and to modify Item 9B "Other Events", and with regard to Amendment No. 2, to reflect clerical corrections made to conform Note 2 to the Consolidated Financial Statements, to the Consolidated Statement of Cash Flows for Fiscal Years Ended  2003 and 2002, and to include an updated Exhibit List. Refiled for convenience of reference find all Items, as filed on March 17, 2005 on Form 10-K, and as filed on April 1, 2005 on Form 10-K/A (Amendment No. 1) for the fiscal year ended January 1, 2005.

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

Following is a summary of the effects of these changes on the Company's Consolidated Statements of Operations for fiscal years 2003 and 2002, Consolidated Balance Sheets as of December 27, 2003, as well as the effects of these changes on the Company's consolidated statements of cash flows for fiscal years 2003 and 2002 (in thousands, except share data):

Consolidated Statement of Operation

Fiscal Year Ended December 27, 2003	As Previously Reported	Adjustments	As Restated

Cost of goods sold and occupancy costs	$ 683,592	$ (112)	$ 683,480
Gross profit	$ 285,612	$ 112	$ 285,724
Pre-opening expense	$ 2,890	$ 600	$ 3,490
Restructuring and asset impairment income	$ (892)	$ (367)	$ (1,259)
Income from operations	$ 7,960	$ (121)	$ 7,839
Interest expense	$ (2,661)	$ (3,085)	$ (5,746)
Income before income taxes	$ 5,893	$ (3,206)	$ 2,687
Income tax expense	$ 2,302	$ (1,208)	$ 1,094
Net income	$ 3,591	$ (1,998)	$ 1,593

Net income per common share-basic	$ 0.12	$ (0.07)	$ 0.05
Net income per common share - diluted	$ 0.12	$ (0.07)	$ 0.05

Consolidated Statement of Operation

Fiscal Year Ended December 28, 2002	As Previously Reported	Adjustments	As Restated

Cost of goods sold and occupancy costs	$ 644,862	$ (1,093)	$ 643,769
Gross profit	$ 274,268	$ 1,093	$ 275,361
Pre-opening expense	$ 1,897	$ 840	$ 2,737
Restructuring and asset impairment income	$ (832)	$ 57	$ (775)
Income from operations	$ 19,617	$ 196	$ 19,813
Interest expense	$ (8,753)	$ (3,102)	$ (11,855)
Income before income taxes	$ 11,642	$ (2,906)	$ 8,736
Income tax expense	$ 4,733	$ (1,067)	$ 3,666
Net income	$ 6,909	$ (1,839)	$ 5,070

Net income per common share-basic	$ 0.26	$ (0.07)	$ 0.19
Net income per common share - diluted	$ 0.26	$ (0.07)	$ 0.19

Consolidated Balance Sheet

Fiscal Year Ended December 27, 2003	As Previously Reported	Adjustments	As Restated

Deferred tax asset	$ 18,778	$ 7,666	$ 26,444
Property, plant and equipment, net	$ 130,989	$ 26,455	$ 157,444
Other intangibles	$ 6,976	$ (269)	$ 6,707
Total Assets	$ 339,576	$ 33,852	$ 373,428
Accrued liabilities	$ 42,998	$ 1,318	$ 44,316
Current portion of debt and capital leases	$ 14	$ 279	$ 293
Long-term debt and capital leases	$ 30,179	$ 33,863	$ 64,042
Other long-term liabilities	$ 14,058	$ 11,105	$ 25,163
Accumulated deficit	$ (31,777)	$ (12,713)	$ (44,490)
Total stockholders' equity	$ 175,086	$ (12,713)	$ 162,373
Total liabilities and shareholder's equity	$ 339,576	$ 33,852	$ 373,428

Consolidated Statements of Cash Flows

Fiscal Year Ended December 27, 2003	As Previously Reported	Adjustments	As Restated

Net cash provided by operating activities	$ 43,816	$ 2,510	$ 46,386
Net cash (used by) investing activities	$ (31,385)	$ (2,331)	$ (33,716)
Net cash (used in) financing activities	$ (6,512)	$ (239)	$ (6,751)

Consolidated Statements of Cash Flows

Fiscal Year Ended December 28, 2002	As Previously Reported	Adjustments	As Restated

Net cash provided by operating activities	$ 34,698	$ 585	$ 35,283
Net cash used by investing activities	$ (13,449)	$ (491)	$ (13,940)
Net cash (used in) financing activities	$ (28,751)	$ (94)	$ (28,845)

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