Form 10-K/A
period 2005-01-01
WILD OATS MARKETS INC
filed 2005-05-02
CIK 909990

TABLE OF CONTENTS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

  Yes       ( X )       No       (    )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):

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

EXPLANATORY NOTE

  On March 17, 2005 we filed our Annual Report on Form 10-K for the fiscal year ended January 1, 2005. That filing, pursuant to an extension under Rule 12b-25, only included Items 1, 2, 3, 4, 5, 9, 10, 11, 12, 13 and 14.

  On April 1, 2005, within the 15 day extension period under Rule 12b-25, we filed Amendment No. 1 on Form 10-K/A to include Items 6, 7, 7A, 8 (including our Consolidated Statements of Operations, Comprehensive Income (Loss), Changes in Stockholders' Equity and Cash Flows and related disclosures for the fiscal years 2004, 2003 and 2002, and the Consolidated Balance Sheets and related disclosures for fiscal years ended 2004 and 2003, and the reports of independent registered public accounting firms), 9A, 9B and the principal executive officer and principal financial officer certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and the certifications by the principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  On April 4, 2005 we filed Amendment No. 2 on Form 10-K/A to reflect clerical corrections made to conform Note 2 to the Consolidated Financial Statements, to the Consolidated Statement of Cash Flows for Fiscal Years Ended 2003 and 2002.

  We are filing this Amendment No. 3 on Form 10-K/A to include our independent registered public accounting firm’s report on management’s assessment of the effectiveness of internal control over financial reporting and on the effectiveness of internal control over financial reporting and to amend Note 16 to the consolidated financial statements, included under Item 8 of Part II and Item 9A of Part II. The amendment to Note 16 provides additional quarterly financial information related to the restatement of our quarterly results for the first three quarters of fiscal 2004 and Item 9A now includes Management’s Report on Internal Control over Financial Reporting. Management’s and our independent registered public accounting firm’s reports on our internal control over financial reporting were previously omitted pursuant to the U. S. Securities and Exchange Commission’s ("SEC") November 30, 2004 Exemptive Order under Section 36 of the Securities Exchange Act of 1934. The required certifications from our Chief Executive Officer and our Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2. This amendment also includes the consents of our independent registered public accounting firms as Exhibits 23.1 and 23.2.

This Amendment No. 3 does not change any information contained in the other items of the Company’s Form 10-K/A, Amendment No. 2, as filed on April 4, 2005. This Amendment No. 3 also does not reflect events that have occurred after the filing of the Form 10-K/A, Amendment No. 2.

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

As discussed in Note 2, and in the foregoing paragraph, the first three quarters of 2004 and each quarter of 2003 are being restated. The presentation below tracks the effects of the restatement compared with the As Recorded consolidated results of operations on a quarterly basis (in thousands, except per-share amounts):

QUARTER ENDED March 29, 2003

Statement of Operations Data	As Recorded	Adjustment	As Restated

Sales	$ 235,987	$ -	$ 235,987
Gross profit	$ 70,859	$ 631	$ 71,490
Net income (loss)	$ 1,440	$ (611)	$ 829
Basic net income (loss) per common share	$ 0.05	$ (0.02)	$ 0.03

Diluted net income (loss) per common share	$ 0.05	$ (0.02)	$ 0.03

QUARTER ENDED June 28, 2003

Statement of Operations Data	As Recorded	Adjustment	As Restated

Sales	$ 242,248	$ -	$ 242,248
Gross profit	$ 71,222	$ (292)	$ 70,930
Net income (loss)	$ 2,183	$ (1,101)	$ 1,082
Basic net income (loss) per common share	$ 0.07	$ (0.03)	$ 0.04

Diluted net income (loss) per common share	$ 0.07	$ (0.03)	$ 0.04

QUARTER ENDED September 27, 2003

Statement of Operations Data	As Recorded	Adjustment	As Restated

Sales	$ 237,028	$ -	$ 237,028
Gross profit	$ 68,870	$ (195)	$ 68,675
Net income (loss)	$ (861)	$ (591)	$ (1,452)
Basic net income (loss) per common share	$ (0.03)	$ (0.02)	$ (0.05)

Diluted net income (loss) per common share	$ (0.03)	$ (0.02)	$ (0.05)

QUARTER ENDED December 27, 2003

Statement of Operations Data	As Recorded	Adjustment	As Restated

Sales	$ 253,941	$ -	$ 253,941
Gross profit	$ 74,661	$ (32)	$ 74,629
Net income (loss)	$ 829	$ 305	$ 1,134
Basic net income (loss) per common share	$ 0.03	$ 0.01	$ 0.04

Diluted net income (loss) per common share	$ 0.03	$ 0.01	$ 0.04

QUARTER ENDED March 27, 2004

Statement of Operations Data	As Recorded	Adjustment	As Restated

Sales	$ 263,795	$ -	$ 263,795
Gross profit	$ 77,114	$ 292	$ 77,406
Net income (loss)	$ 2,357	$ (288)	$ 2,069
Basic net income (loss) per common share	$ 0.08	$ (0.01)	$ 0.07

Diluted net income (loss) per common share	$ 0.08	$ (0.01)	$ 0.07

QUARTER ENDED June 26, 2004

Statement of Operations Data	As Recorded	Adjustment	As Restated

Sales	$ 251,697	$ -	$ 251,697
Gross profit	$ 73,172	$ 262	$ 73,434
Net income (loss)	$ 363	$ (694)	$ (331)
Basic net income (loss) per common share	$ 0.01	$ (0.02)	$ (0.01)

Diluted net income (loss) per common share	$ 0.01	$ (0.02)	$ (0.01)

QUARTER ENDED September 25, 2004

Statement of Operations Data	As Recorded	Adjustment	As Restated

Sales	$ 250,739	$ -	$ 250,739
Gross profit	$ 68,875	$ (47)	$ 68,828
Net income (loss)	$ (6,065)	$ (987)	$ (7,052)
Basic net income (loss) per common share	$ (0.21)	$ (0.04)	$ (0.25)

Diluted net income (loss) per common share	$ (0.21)	$ (0.04)	$ (0.25)

QUARTER ENDED January 1, 2005

Statement of Operations Data	Recorded

Sales	$ 281,933
Gross profit	$ 77,182
Net income (loss)	$ (34,705)
Basic net income (loss) per common share	$ (1.18)

Diluted net income (loss) per common share	$ (1.18)

17.	Comprehensive Income

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

Item 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses in establishing restructuring reserve, lease accounting controls and insufficient personnel resources in our finance and accounting function as set forth below.

Restructuring Reserves. In 2004, management determined that the restructuring reserves for the quarter ended June 28, 2003, were understated by $500,000. An accrual had not been made for the remaining lease obligation for a closed store site in Phoenix, Arizona. The error occurred as a result of unrelated accruals relating to litigation and lease reserves that were incorrectly combined in the restructuring analysis. During the quarter ended December 27, 2003, a $500,000 adjustment was recorded to accrue for additional litigation related restructuring reserves for this closed store site. On February 11, 2005, we reported the error in previously issued quarterly financial statements on Form 8-K. We have restated our interim financial statements and related disclosures for fiscal year ended December 27, 2003 in this report to correctly report these adjustments. There was no net effect on the annual financial statements for the period ended December 27, 2003.

Lease Accounting. On February 15, 2005, management of the Company discussed with the Chairman of the Audit Committee of the Board of Directors a February 7, 2005 summary of existing GAAP applicable to lease accounting articulated by the Office of the Chief Accountant of the SEC, as well as recent restatements by several other issuers related to the same accounting issue. The Chairman of the Audit Committee instructed management to review the Company's accounting practices. On February 17, 2005, based upon the preliminary results of this review, management upon discussion with the Audit Committee concluded that our previously issued consolidated financial statements should no longer be relied upon because of lease accounting errors, and we disclosed the same on Form 8-K filed on February 18, 2005. Management has since completed its review of its lease accounting, and determined that the controls over the selection of appropriate assumptions and factors affecting its lease accounting were not effective as of January 1, 2005, as those selections were not consistent with GAAP in regards to the following areas (1) amortization of leasehold improvements and leasehold interests, (2) straight-line rent expense, (3) landlord incentives and allowances, (4) sale leaseback transactions, and (5) classification of leases as capital or operating in accordance with SFAS No. 13. We have restated our financial statements for the fiscal years ended December 27, 2003 and December 28, 2002 and the first three quarters of 2004 as presented in our Form 10-K, as amended, for the year ended January 1, 2005.

Accounting and Finance Personnel. In conjunction with filing the Form 10-K/A, which included the restatement concerning the treatment of lease accounting as discussed above, management concluded that the Company did not have sufficient personnel with technical tax and accounting expertise to review and resolve non-routine and/or complex accounting matters within the framework of the Company’s internal control structure, as designed. The Company identified a material weakness in the operation of controls over the review and oversight of its tax accounts. Specifically, due to the lack of technical expertise related to accounting for taxes, the controls, as designed, were not operating effectively to adequately reduce potential misstatements and ensure appropriate tax disclosures were being made in the Company’s consolidated financial statements. Additionally, due to the lack of sufficient technical resources related to accounting and financial statement disclosure matters and as a result of errors identified by our independent auditors in the disclosures and amounts in our annual report on Form 10-K/A, the Company concluded that controls over the financial reporting process were not effective. All identified adjustments were made to the consolidated financial statements for the year ended January 1, 2005.

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

The errors related to improper lease accounting resulted from the Company's incorrect interpretation of existing GAAP. To remediate this material weakness, we developed controls to strengthen our ongoing compliance with generally accepted accounting principles related to leasing issues, as well as implemented additional review procedures over the selection and monitoring of appropriate assumptions and estimates affecting lease accounting practices. These controls included reviews of all lease terms and the associated lives of additions to the Company’s capitalized assets and straight-line calculations, two independent and separate capital versus operating analyses to validate the accounting treatment, regular communication between the accounting and capital asset groups to validate occupancy dates for accounting purposes and reviews of every new or modified lease undertaken by two people within the accounting function to ensure all components were accounted for consistently and in accordance with GAAP.

The Company has hired a tax consultant with requisite knowledge to ensure the deficiencies noted above related to taxes will be addressed going forward The work of the consultant will be reviewed and monitored by a member of the finance department with knowledge of tax accounting matters.

The Company has also hired three additional Certified Public Accountants into the accounting and finance departments to ensure both the controls over financial reporting are operating effectively as well as to ensure the Company’s internal controls continue to be appropriately assessed. The Company has ongoing efforts to recruit and retain qualified personnel to staff the Company’s finance and accounting departments.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed, under the supervision of the Company’s chief executive officer and chief financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company has conducted an evaluation of the effectiveness of its internal controls over financial reporting as of January 1, 2005. This evaluation was based on the framework in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

As of January 1, 2005, the Company’s management concluded that material weaknesses existed in its internal control over financial reporting, based on criteria in Internal Control — Integrated Framework. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements may not be prevented or detected. Management believes that the Company did not maintain effective controls over the financial reporting process because of the facts and circumstances that led to the two restatements of the Company’s financial statements relating to restructuring reserves and lease accounting, and because the Company lacked a sufficient complement of personnel with a level of technical accounting and tax expertise that was commensurate with the Company’s financial reporting requirements. As a result of these material weaknesses in the Company’s internal control over financial reporting management has concluded that, as of January 1, 2005, the Company’s internal control over financial reporting was not effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005, has been audited by Ernst and Young LLP, the Company’s independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Wild Oats Markets, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Wild Oats Markets, Inc. did not maintain effective internal control over financial reporting as of January 1, 2005, because of the effect of material weaknesses identified relating to accounting for restructuring reserves, lease accounting errors, and the lack of a sufficient complement of personnel with a level of technical accounting and tax expertise that was commensurate with the Company’s financial reporting requirements, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wild Oats Markets, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment: 1. under accrual of restructuring reserves due to lack of effective monitoring controls to identify this error timely, 2. insufficient controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting, and 3. the lack of a sufficient complement of personnel with a level of technical accounting and tax expertise that was commensurate with the Company’s financial reporting requirements to adequately reduce potential misstatements and address the completeness and accuracy of disclosures or ensure appropriate procedures are being followed. These material weaknesses resulted in adjustments to restructuring reserves, depreciation and amortization expense, interest expense, asset impairment charges, financing lease obligations, capital leases, rent abatement liability, property, plant, and equipment, net, income tax accounts, as well as changes to required financial statement footnote disclosures. As a result of the material weaknesses related to restructuring reserves and lease accounting, Wild Oats Markets, Inc. concluded the Company’s previously issued financial statements should be restated. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 31, 2005 on those financial statements.

In our opinion, management’s assessment that Wild Oats Markets, Inc. did not maintain effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Wild Oats Markets, Inc. has not maintained effective internal control over financial reporting as of January 1, 2005, based on the COSO control criteria.

/s/ Ernst & Young LLP

Denver, Colorado
April 29, 2005

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

Wild Oats Markets, Inc.
(Registrant)

Date: April 27, 2005	By: /s/ Edward F. Dunlap
Edward F. Dunlap
Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)