Form 10-Q
period 2005-04-02
WILD OATS MARKETS INC
filed 2005-05-12
CIK 909990

TABLE OF CONTENTS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2005.

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 0-21577

WILD OATS MARKETS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1100630
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
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

  Yes       ( X )       No      ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

  Yes       ( X )       No      ( )

As of May 6, 2005, there were 28,580,229 shares outstanding of the registrant's common stock (par value $.001 per share).

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

WILD OATS MARKETS, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	April 2, 2005	January 1, 2005
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$ 41,163	$ 30,671
Short-term investments	1,469	11,144
Inventories (net of reserves of $847 and $815, respectively)	55,584	54,960
Accounts receivable (net of allowance for doubtful accounts of $210 and $153, respectively)	3,081	3,860
Prepaid expenses and other current assets	5,484	5,741

Total current assets	106,781	106,376

Property and equipment, net	177,604	177,830
Goodwill, net	105,124	106,084
Other intangible assets, net	6,360	6,491
Deposits and other assets	8,085	8,361
Deferred tax asset, net	809	418

	$ 404,763	$ 405,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 55,270	$ 54,428
Book overdraft	21,335	23,325
Accrued liabilities	53,429	53,154
Current portion of debt, capital leases and financing obligations	507	405
Deferred tax liabilities	345	-

Total current liabilities	130,886	131,312

Long-term debt, capital leases and financing obligations	148,718	148,675
Other long-term obligations	24,714	24,472

	304,318	304,459

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 60,000,000 shares authorized, 30,550,285 and 30,466,701 shares issued; 28,572,485 and 28,488,901 outstanding, respectively	31	30
Treasury stock, at cost: 1,977,800 shares as of April 2, 2005 and January 1, 2005	(24,999)	(24,999)
Additional paid-in capital	221,766	221,029
Note receivable, related party	(11,572)	(11,416)
Accumulated deficit	(85,660)	(84,509)
Accumulated other comprehensive income	879	966

Total stockholders’ equity	100,445	101,101

	$ 404,763	$ 405,560

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Operations

(in thousands, except per-share data) (unaudited)

	THREE MONTHS ENDED

	April 2, 2005	March 27, 2004

Sales	$ 278,079	$ 263,795
Cost of goods sold and occupancy costs	197,823	186,389

Gross profit	80,256	77,406
Operating expenses:
Direct store expenses	60,371	57,043
Selling, general and administrative expenses	14,975	15,521
Gain on disposal of assets, net	(9)	(117)
Pre-opening expenses	1,917	599
Restructuring and asset impairment charges, net	1,551	269

Income from operations	1,451	4,091
Loss on early extinguishment of debt	(624)	-
Interest income	324	186
Interest expense	(2,167)	(1,035)

(Loss) income before income taxes	(1,016)	3,242
Income tax expense	135	1,173

Net (loss) income	$ (1,151)	$ 2,069

Net (loss) income per common share:
Basic	$ (0.04)	$ 0.07
Diluted	$ (0.04)	$ 0.07

Weighted-average number of common shares outstanding, basic	28,554	30,194
Dilutive effect of stock options and restricted stock units	-	840

Weighted-average number of common shares outstanding, assuming dilution	28,554	31,034

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Comprehensive (Loss) Income

(in thousands) (unaudited)

	THREE MONTHS ENDED

	April 2, 2005	March 27, 2004

Net (loss) income	$ (1,151)	$ 2,069
Other comprehensive loss:
Foreign currency translation adjustments	(57)	(92)
Unrealized loss on available-for-sale securities	(30)	-

Other comprehensive loss	(87)	(92)

Comprehensive (loss) income	$ (1,238)	$ 1,977

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	THREE MONTHS ENDED

	April 2,	March 27,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$ (1,151)	$ 2,069
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,735	7,405
Gain on disposal of property and equipment	(9)	(117)
Deferred tax (benefit) expense	(2)	791
Restructuring and asset impairment expense, net	1,551	269
Interest on related party receivable	(156)	(147)
Stock based compensation	104	365
Accretion of debt issuance costs	259	78
Loss on early extinguishment of debt	624	-
Change in assets and liabilities:
Inventories, net	(646)	549
Receivables, net, and other assets	391	(349)
Accounts payable	856	5,083
Accrued liabilities and other liabilities	(21)	(1,228)

Net cash provided by operating activities	8,535	14,768

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,171)	(12,289)
Proceeds from sale of short-term investments	9,645	-
Proceeds from sale of property and equipment	17	964

Net cash provided by (used in) investing activities	3,491	(11,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in book overdraft	(1,991)	(3,980)
Repayments on notes payable, long-term debt and capital leases	(117)	(5,973)
Proceeds from issuance of common stock, net	634	2,038

Net cash used in financing activities	(1,474)	(7,915)

Effect of exchange rate changes on cash	(60)	(27)

Net increase (decrease) in cash and cash equivalents	10,492	(4,499)
Cash and cash equivalents at beginning of period	30,671	17,400

Cash and cash equivalents at end of period	$ 41,163	$ 12,901

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired through capital lease	$ 262	$ 105

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

The Consolidated Balance Sheet as of April 2, 2005, the Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended April 2, 2005 and March 27, 2004, as well as the Consolidated Statements of Cash Flows for the three months ended April 2, 2005 and March 27, 2004 have been prepared without an audit. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement thereof, have been made.

The financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC regulations, therefore, these consolidated financial statements should be read in conjunction with financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-K, as amended. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures of contingent assets and liabilities. Examples include accounting for self-insurance reserves, restructuring charges and store closing costs, asset impairment charges, goodwill, inventory valuation, and contingencies. Actual results may differ from these estimates. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

Certain prior period information has been reclassified to conform to the current presentation.

The unaudited information included in the consolidated financial statements for the periods ended April 2, 2005 and March 27, 2004 includes the results of operations of the Company for the 13 weeks then ended.

2.	Short-Term Investments

The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization and accretion is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Income and dividends on securities classified as available-for-sale are included in interest income. Investments classified as available-for-sale are marked to market each reporting period with the unrealized gain or loss reflected as a component of other comprehensive income.

3.	Stock-Based Compensation

At April 2, 2005, the Company had six stock-based employee compensation plans, which are described more fully in Note 9 – Stock Plans and Options in our fiscal 2004 Annual Report filed on Form 10-K, as amended, for the period ended January 1, 2005. These plans allow for awards of both stock options and restricted stock units ("RSUs"). The Company accounts for those plans in accordance with the intrinsic value based method in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Some stock-based compensation expense is reflected in net income for options issued at a discount and for RSUs issued as Board of Directors’ compensation. All other options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant; therefore, no stock-based compensation expense is reflected in net income for these grants. Reflected in results of operations for the first fiscal quarter ended April 2, 2005, and March 27, 2004, respectively, is compensation expense of $104,000 and $315,000, respectively.

As required by Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") Nos. 123, Accounting for Stock-Based Compensation, and 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the following table illustrates the effect on net income and earnings per share if stock-based compensation costs were to be calculated based on the fair value of the options granted and recognized ratably over the vesting period as prescribed in SFAS No. 123 (in thousands):

THREE MONTHS ENDED

	April 2, 2005	March 27, 2004

Net (loss) income, as reported	$ (1,151)	$ 2,069
Add: Stock-based compensation expense included in reported net income, net of tax	76	226
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(965)	(587)

Pro forma net (loss) income	$ (2,040)	$ 1,708

(Loss) earnings per share:
Basic - as reported	$ (0.04)	$ 0.07

Basic - pro forma	$ (0.07)	$ 0.06

Diluted - as reported	$ (0.04)	$ 0.07

Diluted - pro forma	$ (0.07)	$ 0.06

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R is a revision of SFAS No. 123, and supersedes APB Opinion No. 25. The new standard establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services, including stock option and restricted stock grants. The provisions of SFAS No. 123R will be effective for the Company’s first quarter of fiscal year 2006 beginning January 1, 2006. The Company is currently evaluating the impact on its results from adopting SFAS No. 123R, but expects it to be comparable to the pro forma effects of applying the original SFAS No. 123. Accordingly, the adoption of SFAS No. 123R is expected to have a material effect on the Company’s results of operations.

In February 2005, the Company approved the acceleration of all non-director, non-officer options that were unvested with an exercise price of $9.00 or higher, resulting in the accelerated vesting of an aggregate of 219,190 options. The effect of the accelerated vesting of these options is included in the SFAS No. 123 calculation above. The purpose of this acceleration was driven by the Company’s efforts to reduce noncash compensation expense that will be required beginning with the first quarter of 2006 in accordance with SFAS No. 123R.

4.	Property and Equipment

Property, plant and equipment are recorded at cost and consist of the following (in thousands):

	THREE MONTHS ENDED

	April 2, 2005	Jan 1, 2005

Machinery and equipment	$ 131,787	$ 131,133
Buildings and leasehold improvements	157,188	156,829
Construction in progress	13,645	14,283

	302,620	302,245
Less: accumulated depreciation	(125,016)	(124,415)

	$ 177,604	$ 177,830

Depreciation expense during the first fiscal quarter of 2005 was $6.6 million as compared to $7.2 million in the same period of 2004.

5.	Debt

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

The debentures are callable and convertible into the Company's common stock prior to maturity at the option of the holders under the following circumstances: (1) during any calendar quarter commencing after June 30, 2004 and before March 31, 2029, if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the conversion price of $17.70 per share; (2) at any time on or after April 1, 2029 if the last reported sale price of the Company’s common stock on any date on or after March 31, 2029 is greater than or equal to 130% of the conversion price; (3) subject to certain limitations, during the five business-day period after any five consecutive trading-day period in which the trading price per debenture for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of the Company's common stock; (4) if the Company calls the debentures for redemption; (5) upon the occurrence of certain corporate transactions; or (6) if the Company obtains credit ratings for the debentures, at any time when the credit ratings assigned to the debentures are below specified levels. The debentures are initially convertible into 56.4972 shares of the Company's common stock per $1,000 principal amount, which is equivalent to approximately $17.70 per share, for total initial underlying shares of 6,497,175. The conversion rate will be subject to adjustment upon the occurrence of specified events. Upon conversion, the Company has the right to deliver, in lieu of common stock, cash or any combination of cash and common stock. Pursuant to the underwriting agreement and within 90 days of issuance, the Company filed a shelf registration statement covering resales of the debentures and the common stock issuable upon conversion thereof.

On or after May 20, 2011, the Company may redeem for cash some or all of the debentures at any time and from time to time, for a price equal to 100% of the principal amount of the debentures plus accrued and unpaid contingent interest, if any. Holders have the right to require the Company to repurchase any or all debentures for cash, at a repurchase price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest on: (1) May 15, 2011, May 15, 2014, and May 15, 2024; and (2) upon the occurrence of a fundamental change (as defined in the debenture indenture). In the case of a fundamental change in which all of the consideration for the common stock in the transaction or transactions constituting the fundamental change consists of cash, the Company also will pay to the holders a make-whole premium (as defined in the debenture indenture), the amount of which could be significant but would not be determinable unless and until there were to be a public announcement of such a fundamental change. Any make-whole premium would be payable to all holders regardless of whether the holder elects to require the Company to repurchase the debentures or elects to surrender the debentures for conversion.

The debentures are unsecured and unsubordinated obligations, and rank equal in priority with all of the Company's existing and future unsecured and unsubordinated indebtedness and senior in right of payment to all of its subordinated indebtedness. The debentures will effectively rank junior to any of the Company's secured indebtedness and any of its indebtedness that is guaranteed by its subsidiaries. Payment of principal and interest on the debentures will be structurally subordinated to the liabilities of the Company's subsidiaries.

There are no financial covenants within the debenture indenture, however, the Company paid penalty interest of 0.25% for the first 90 days of 2005 and paid or will be paying 0.50% thereafter until the resale of the debentures are publicly registered.

Total proceeds from the issuance were $115.2 million. The Company used $25.0 million of the net proceeds to repurchase 1,977,800 outstanding shares of its common stock, $31.2 million to pay the outstanding balance on its credit facility, and approximately $3.7 million to pay related debt issuance costs.

Credit facility. On March 31, 2005, the Company entered into a five-year revolving secured credit facility with Bank of America, N.A. (the "B of A Facility"). Concurrent with the execution of the B of A Facility, the Company terminated its existing $95 million credit facility with Wells Fargo Bank N.A. as administrative agent. The B of A Facility allows borrowings and letters of credit up to a maximum of $40 million, with an option to increase borrowings up to $100 million, subject to a borrowing base determined by the value of certain inventory, credit card receivables, invested cash and, at the Company’s discretion, mortgaged leaseholds. The B of A Facility is secured by certain assets including, but not limited to, cash, inventory and fixed assets. Borrowings under the B of A Facility bear interest, at the Company’s election, at the prime rate or at LIBOR plus a margin ranging from 1.00% to 1.50%, depending on the excess borrowing availability over amounts borrowed. Interest rates are determined quarterly. The Company is charged a commitment fee on the unused portion of the B of A Facility. There are no financial covenants, other than the obligation to maintain a certain percentage of minimum excess availability (as defined in the agreement) at all times. The B of A Facility requires compliance on a monthly basis with certain non-financial covenants, including limitations on incurring additional indebtedness and making investments, the use and disposition of collateral, changes of control, as well as cash management provisions. In conjunction with the debt refinancing, the Company incurred a noncash charge of approximately $624,000 to write off the remaining unamortized debt issuance cost from its prior credit facility and capitalized debt issuance costs of approximately $96,000 in the first quarter of 2005, to be amortized over the life of the agreement using the effective interest method.

The Company’s prior credit facility was entered into in February of 2003, with Wells Fargo Bank N.A. acting as lead bank and administrative agent (the "Wells Facility"). The Wells Facility had a $95 million limit and a three-year term with a one-year renewal option.

As part of the Wells Facility, the Company gave its lenders collateral in the form of cash, equipment and fixtures, inventory and other assets. The Company also granted leasehold mortgages in certain leasehold interests. The Wells Facility required compliance as of the last day of each fiscal quarter, with certain financial covenants, including the following: an adjusted leverage ratio (as described below); a fixed charge coverage ratio, which is the ratio of EBITDAR, as defined, for the last four fiscal quarters minus certain maintenance capital expenditures and taxes to fixed charges for the four fiscal quarters; a minimum stockholders’ equity of $125 million plus a portion of cumulative net income, adjusted for stock issuances and repurchases; a limitation on new leases per fiscal year, and a cap on capital expenditures per fiscal year. The Company was also obligated, on a continuous basis, to maintain a minimum cash balance. In connection with the debenture offering in June 2004, the Wells Facility was amended to, among other things, (1) increase the maximum allowable leverage ratio, (2) permit the repurchase of our common stock, within specified limits, (3) increase the annual limits on capital expenditures and new leases, (4) raise the limit on the value of acquisitions and divestitures the Company can make without the consent of the lending group, and (5) increase the maximum percentage rate to either prime plus 0.1% or one month LIBOR plus 2.5%. The Wells Facility was subsequently amended in August and November 2004. As amended, the interest rate on the Wells Facility was either prime plus 1.25% or one-month LIBOR plus 2.75%, at the Company’s election, and the rates modified depending on an adjusted leverage ratio equal to the ratio of average total funded debt, as defined under the credit facility, plus six times rent expense, to EBITDAR for the four fiscal quarter periods then ended, as calculated on the Company’s quarterly compliance certificate. The Company was charged a commitment fee on the unused portion of the line based on defined performance objectives. The outstanding balance on the Wells Facility was repaid in June 2004 from the proceeds of the debenture issuance. As of January 1, 2005, and as of the date of termination of the Wells Facility, there were no outstanding borrowings under the Wells Facility, and letters of credit outstanding totaled $9.1 million.

6.	Derivatives and Hedging Activities

The Company does not have any derivative financial instruments as of April 2, 2005 that meet the criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

7.	Earnings Per Share

Earnings per share are calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share. ("SFAS No. 128") requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, except where the effect of their inclusion would be anti-dilutive. Anti-dilutive stock options of 2,382,570 and 354,259 for the three months ended April 2, 2005 and March 27, 2004, respectively, were not included in the earnings per share calculations.

The Emerging Issues Task Force ("the Task Force") of the FASB reached a conclusion on Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. The Task Force has concluded that contingently convertible debt should be included in diluted earnings per share computations using the if-converted method regardless of whether any of the conversion contingencies have been met. In calculating diluted earnings per share for the three months ending April 2, 2005, the effect of an additional 6,497,175 shares in the earnings per share calculation would have been anti-dilutive.

8.	Goodwill and Intangible Assets

During the first quarter of fiscal 2005, goodwill, net of accumulated amortization of $960,000, was written off resulting in an ending balance of $105,124 as of April 2, 2005. See Note 9 - Restructuring and Asset Impairment Charges for further details. No other changes in the carrying amount of goodwill occurred.

Other intangible assets consist of the following (in thousands):

	April 2, 2005	January 1, 2005

Leasehold interests	$ 8,388	$ 8,388
Less accumulated amortization	(2,303)	(2,200)

Leasehold interests, net	6,085	6,188
Liquor licenses (indefinite lived)	275	303

	$ 6,360	$ 6,491

Amortization expense related to finite lived intangible assets was $103,000 and $129,000 for the three months ended April 2, 2005 and March 27, 2004, respectively. The estimated amortization of finite lived intangible assets for each of the five fiscal years ending in fiscal 2009 is as follows (in thousands):

FISCAL YEAR	AMORTIZATION EXPENSE

2005	$ 287
2006	358
2007	358
2008	358
2009	358

9.	Restructuring and Asset Impairment Charges

During the first quarter of fiscal 2005, the Company recorded net restructuring and asset impairment charges of $1,551,000 consisting of the following components (in thousands):

Change in estimate related to lease-related liabilities for sites previously identified for closure or sale	$ 140
Lease-related liability and asset impairments for sites closed and relocated during the quarter	120
Severance for employees terminated during the first quarter of fiscal 2005	217
Accretion expense on lease related liabilities	114
Write off of goodwill	960

Total restructuring and asset impairment expense	$ 1,551

Details of the significant components are as follows:

  Changes in estimate related to lease-related liabilities for sites previously identified for closure or sale ($140,000) - During the first quarter of fiscal 2005, the Company accrued additional lease payments for its closed Belmont,Tennessee location, as the Company has been unable to sublease the space. Based on this change in fact and circumstance and the related change in estimate, the Company adjusted remaining lease-related liabilities previously recorded for this location and recognized the additional restructuring expense during the first quarter of fiscal 2005.

  Lease-related liability and asset impairments for sites closed and relocated during the first quarter ($120,000) - During the first quarter of 2005, the Company closed one store in Eugene, Oregon and relocated one store in Scottsdale, Arizona.

  Severance for employees notified of termination in the first quarter of fiscal 2005 ($217,000) - During the first quarter of 2005, 49 employees were notified of their involuntary termination in connection with the closure and relocation of two stores and a regional office. As of April 2, 2005, $187,000 in benefits had been paid to the employees.

  Accretion expense on lease-related liabilties ($114,000) - During the first quarter, the Company accrued accretion expense on reserves for lease-related liabilities that were calculated using the net present value of the minimum lease payments (net of sublease income).

  Write off of goodwill ($960,000) - During the first quarter of fiscal 2005, the Company closed one remaining store in the Eugene, Oregon area and exited the market area. The goodwill, net of accumulated amortization associated with this market area, was written off.

During the first quarter of 2005, there were no asset impairment charges in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In determining whether an impairment exists, the Company estimates the store’s future cash flows on an undiscounted basis, and if the cash flows are not sufficient to recover the carrying value, then the Company uses a discounted cash flow based on a risk-adjusted discount rate, to adjust its carrying value of the assets, and records a provision for impairment as appropriate. The Company continually re-evaluates its stores’ performance to monitor the carrying value of its long-lived assets in comparison to projected cash flows.

During the fiscal quarter ended April 2, 2005 and March 27, 2004, the Company incurred $393,000 and $1.8 million, respectively, of charges for accelerated depreciation related to planned store closures. These costs are included in the "Cost of goods sold and occupancy costs" line of the Consolidated Statements of Operations.

The following table summarizes accruals related to the Company’s restructuring charges (in thousands):

	2001 and				1st Qtr
EXIT PLANS	Prior	2002	2003	2004	2005	Total

Balance at
December 27, 2003:	$ 8,615	$ 421	$ 224	$ -	$ -	$ 9,260

New accruals:
Severance	-	-	-	754	-	754
Lease-related liabilities	(522)	344	70	600	-	492

Cash paid:
Severance	-	(7)	(59)	(544)	-	(610)
Lease-related liabilities	(1,429)	(757)	(235)	(48)	-	(2,469)

Balance at
January 1, 2005:	$ 6,664	$ 1	$ -	$ 762	$ -	$ 7,427

New accruals:
Severance	-	-	-	-	217	217
Lease-related liabilities	114	-	140	-	113	367

Cash paid:
Severance	-	-	-	(88)	(99)	(187)
Lease-related liabilities	(429)	-	(35)	(99)	21	(542)

Balance at
April 2, 2005:	$ 6,349[1]	$ 1[1]	$ 105[1]	$ 575[2]	$ 252[3]	$ 7,282

Note:	1. The restructuring accrual balance consists of lease-related liabilities.
2. The restructuring accrual balance consists of lease-related liabilities and $122,000 for employee termination.
3. The restructuring accrual balance consists of $118,000 for employee termination benefits.

As of April 2, 2005, the Company’s restructuring balances consist of $2.6 million in accrued liabilities and other long-term obligations of $4.7 million.

10.	Income Taxes

The effective income tax rate of -13.3% for the three months ended April 2, 2005 differed from the federal statutory rate of 35% primarily due to the valuation allowance (-42.5%), state and foreign taxes (2.8%), permanent items (-6.4%) and other provision adjustments (-2.2%). For the three months ended March 27, 2004, the difference between the effective rate of 36.2% and the statutory rate of 35% related primarily to the effects of state and foreign taxes.

For the three months ended April 2, 2005, the Company recorded $135,000 of income tax expense, as a result of loss before income taxes of $1.0 million during the period. The Company has a $464,000 net deferred tax asset, primarily as a result of net income from Canadian operations. The Company performs assessments of the realization of its net deferred tax assets considering all available evidence, both positive and negative. As a result of this assessment, the Company concluded that it was more likely than not that its net tax assets would not be realized and therefore established a valuation allowance against its net deferred tax assets for the year ended January 1, 2005. The valuation allowance was increased during first quarter 2005. The valuation allowance was recorded as a result of the Company’s analysis of the facts and circumstances, including an evaluation of its pre-tax income and losses for historical periods, which led the Company to conclude that it could no longer forecast taxable income utilizing the more likely than not theory present in SFAS No. 109, Accounting for Income Taxes.

11.	Change in Primary Distributor

During the fourth quarter of 2003, the Company and Tree of Life, Inc. agreed to terminate their primary distribution relationship, and in January 2004, the Company signed a five year primary distribution agreement with United Natural Foods, Inc. ("UNFI"). The UNFI agreement states that UNFI will pay the Company a conversion fee to cover the costs of the transition to UNFI, which is payable over the period of the contract, subject to the Company meeting certain minimum purchase requirements. These transition costs include, but are not limited to, the cost of retagging store shelves, modification of product inventory, disposal of discontinued products, resetting of products on store shelves and training of store personnel in new procedures. The Company completed the process of transitioning to UNFI from its prior primary distributor in the first quarter of 2004.

12.	Related Party Transactions

Perry D. Odak. In May 2002, the Company’s Board of Directors amended the employment agreement of Perry D. Odak, the Company’s CEO and President, to extend through December 2002 the period during which the issuance by the Company of additional securities as part of an equity financing would entitle Mr. Odak to receive up to 300,000 stock options exercisable for the Company’s common stock. In March 2002, Mr. Odak was issued options to purchase 5,856 shares of common stock under a provision of his employment agreement that provided for the maintenance of his 5% equity position in the event of a capital-raising transaction, based upon the issuance of 111,269 shares of common stock, the resale of which was registered on Form S-3, filed in April 2002. In August 2002, the Company’s Board of Directors approved a third amendment to Mr. Odak’s employment agreement, pursuant to which up to 70,000 of the stock options to which Mr. Odak would be entitled under his employment agreement as a result of the closing of a capital-raising transaction could be granted to other employees of the Company designated by Mr. Odak. The options would only be granted upon the closing of the capital-raising transaction, have a 10-year term, vest over four years and have an exercise price equal to the closing price of the Company’s stock on the date the capital-raising transaction was concluded. An equal number of options would be granted simultaneously to Mr. Odak, provided that the options granted to Mr. Odak would only be exercisable as the options granted to other employees terminated (as opposed to expired) without exercise.

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

In 2004, the Compensation Committee of the Board of Directors recommended to the Company's Board, which approved, in concept, a modification to Mr. Odak's employment agreement to provide for the payment of the existing $9.2 million supplemental bonus in the event of Mr. Odak's death or disability while employed by the Company. The Board also approved the modification of the definition of "disability" to extend the period during which Mr. Odak is unable to work from 90 to 365 consecutive days. Subsequently, the Compensation Committee recommended, and the Board approved, in concept, a modification to the employment agreement to provide for a payment of a bonus of approximately $1.6 million: (i) in the event Mr. Odak terminates his employment for Good Reason, as defined in his employment agreement; (ii) in the event Mr. Odak is terminated without Cause, as defined in the agreement; or (iii) in the event his employment agreement is not renewed at the end of its initial term in March, 2006. The Company has acquired an insurance policy for the benefit of the Company to cover payment in the event of Mr. Odak's death or disability in the approximate amount of the supplemental bonus. On May 10, 2005, the Company and Mr. Odak entered into a Fourth Amendment to Employment Agreement, documenting the foregoing.

Other. Mark A. Retzloff is a current member of the Company’s Board of Directors, and sits on its Real Estate Committee. Mr. Retzloff is Chief Organic Officer of Aurora Organic Dairy, which derives 8% of its total revenues from sales of organic milk to the Company under the Company’s private label brand. Mr. Retzloff sits on the boards of directors of several other natural or organic companies that derive 5% of their revenues from sales of products to the Company. Stacey J. Bell, a current member of the Company’s Board of Directors, is an employee of Ideasphere, Inc., which manufactures certain of the Company’s private label vitamins and supplements. Total purchases from these vendors for the first quarters ending April 2, 2005, and March 27, 2004 were, $1.0 million and $605,000, respectively. Purchases of grocery products are made primarily through our primary distributor, UNFI and therefore are indirect in nature. As of the fiscal quarters ending April 2, 2005 and March 27, 2004, the associated accounts payable balances were $106,000 and $19,000, respectively.

13.	Contingencies

Wild Oats Markets Canada, Inc., as successor to Alfalfa's Canada, Inc., a Canadian subsidiary of the Company, is a defendant in Helen Fakhri and Ady Aylon, as Representative Plaintiffs v. Alfalfa's Canada, Inc., a class action suit for monetary damages brought in the Supreme Court of British Columbia, Canada by the representative plaintiffs on behalf of two groups of claimants - those who claim to have contracted Hepatitis A allegedly through the consumption of food purchased at a Capers Community Market in the spring of 2002, and those who were inoculated against Hepatitis A in March and April, 2002, after handling and/or consuming food products from Capers that were or might have been contaminated with Hepatitis A. In December 2004, the Plaintiffs brought a motion for a summary trial of certain issues, and such motion was denied in January 2005. The Company and plaintiffs’ counsel have engaged in mediation. The Company's insurers have acknowledged coverage for defense costs and liability, and the Company has exhausted its deductible.

Tim Auchterlonie, individually and on behalf of all others similarly situated and the general public, and Roes 1 to 1000 vs. Wild Oats Markets, Inc. and Does 1 through 100, is a purported class action suit brought in August 2004 in the Superior Court, County of Los Angeles, for payment of overtime and damages relating to alleged violations of the California Business and Professions Code by a former managerial employee, on behalf of himself and all other similarly situated California employees, claiming that store directors at the Company’s California stores should have been classified as non-exempt employees and paid on an hourly basis. Plaintiff also alleges that the Company’s incentive bonus program is illegal based upon deductions for items outside of the employee’s control. The Company believes that the employee, a former store director, was properly classified as an exempt employee based upon his job duties, and intends to vigorously defend the suit. At this time, the Company does not have sufficient facts to estimate any potential damages. The case has been designated non-complex and trial has been scheduled for October 2005.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains certain forward-looking statements regarding our future results of operations and performance. Important factors that could cause differences in results of operations include, but are not limited to, the timing, execution and performance of new store openings; relocations, remodels, the timing and liability resulting from sales and closures; amount of time before new stores become profitable; merchandising strategies; the timing and impact of promotional and advertising campaigns; the impact of competition; changes in product supply or suppliers; changes in management information needs; changes in customer needs and expectations; governmental and regulatory actions; general industry or business trends or events; changes in economic or business conditions in general or affecting the natural foods industry in particular; and competition for and the availability of sites for new stores and potential acquisition candidates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Forward-Looking Statements."

Introduction

The Executive Summary section of Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a broad summary of the more specific and detailed information disclosed in other sections of this report. The context that it provides should be viewed as a supplement to, and read in conjunction with, the details contained elsewhere in this report.

Executive Summary

Wild Oats Markets, Inc. is one of the largest natural foods supermarket chains in North America. As of the date of this report, we operated 111 natural foods stores in 24 states and British Columbia, Canada. We operate in the retail grocery industry with two store formats: the natural foods supermarket format, under the Wild Oats Natural Marketplace(R) name nationwide and the Capers Community Market(R) name in Canada; and the farmers market format, under the Henry’s Farmers Market(R) name in southern California and Phoenix, Arizona, and the Sun Harvest™ name in Texas. Both formats emphasize natural and organic products with a wide selection of products in a full-service environment. The formats share a core demographic customer profile. We manage support services provided to the stores centrally from our Boulder, Colorado headquarters. All of our stores, regardless of format, purchase from the same primary distributor based on centralized negotiations, merchandising and marketing strategies. Our perishables distribution facility, opened in February 2004, supplies produce and other perishables for approximately 70 stores in the western United States.

In 2005, we are refining our product mix and marketing strategies to maximize the potential of all of our stores with an expanded product offering that we believe will better appeal to our customer demographics of our existing store sites. We intend to broaden our product offerings to include a limited number of convenience items. In early 2005, we began to introduce more gourmet and epicurean items to reach the specialty foods customer, and in anticipation of the 2005 release of the new U.S. Department of Agriculture "food pyramid" dietary guidelines, we launched our Superfoods program in all of our stores. Store signage helped identify 20 nutrient-dense foods, and brochures and recipes emphasizing the benefits of incorporation of Superfoods into our customer’s daily diet were offered by trained staff at all stores. We continue to expand our private label line of products, including the Wild Oats(R) and the Henry’s Marketplace(R) branded products and plan to introduce hundreds of additional private label products during 2005. We continue to focus on growth through new store development. In 2005, we plan to open 10 to 12 stores in areas where we already have a market presence.

As of the end of the first quarter of fiscal 2005, we had 110 stores located in 24 states and Canada, as compared to 101 stores in 24 states and Canada at the end of the first quarter of fiscal 2004.

	TOTAL STORE COUNT
	THREE MONTHS ENDED
	April 2, 2005	March 27, 2004

Store count at beginning of period	108	103
Stores opened	4	1
Stores closed	(2)	(2)*
Stores sold	-	(1)

Store count at end of period	110	101

*includes the closure of one store in Phoenix, Arizona, for format conversion.

In the first quarter of fiscal 2005, we opened four new stores, two in Arizona, one in Salt Lake City, Utah, and one relocation in Scottsdale, Arizona.

Results of Operations

Our net loss for the first quarter of fiscal 2005 was $1.2 million, or $0.04 per diluted share, compared with net income of $2.1 million, or $0.07 per diluted share, in the same period in fiscal 2004. The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of sales and in dollars (in thousands - percentages may not add due to rounding):

	THREE MONTHS ENDED

	April 2,	April 2,	Mar 27,	Mar 27,
	2005	2005	2004	2004

Sales	$ 278,079	100.0%	$ 263,795	100.0%
Cost of goods sold and occupancy costs	197,823	71.1	186,389	70.7

Gross profit	80,256	28.9	77,406	29.3
Direct store expenses	60,371	21.7	57,043	21.6
Selling, general and administrative expenses	14,975	5.4	15,521	5.9
Gain on disposal of assets	(9)	-	(117)	-
Pre-opening expenses	1,917	0.7	599	0.2
Restructuring and asset impairment charges, net	1,551	0.6	269	0.1

Income from operations	1,451	0.5	4,091	1.6

Loss on early extinguishment of debt	(624)	(0.2)	-	-
Interest income	324	0.1	186	0.1
Interest expense	(2,167)	(0.8)	(1,035)	(0.4)

Income before income taxes	(1,016)	(0.4)	3,242	1.2
Income tax expense	135	-	1,173	0.4

Net income (loss)	$ (1,151)	(0.4)%	$ 2,069	0.8%

Sales. Sales for the three months ended April 2, 2005 increased 5.4% as compared to the same period in fiscal 2004. This increase was primarily driven by the increase in the number of stores opened since the end of the first quarter of last year. Total square feet of open stores increased 13.6% over the first quarter of 2004, as the first fiscal quarter 2005 ended with 2.5 million total square feet as compared to 2.2 million total square feet in the first fiscal quarter of 2004. Comparable store sales decreased 0.4% for the quarter as compared to an 8.5% increase in the same period last year, which was positively impacted by the southern California conventional grocery store labor strike. Comparable store sales, excluding the strike-affected stores, were positive 7.0% in the first quarter of 2005 compared to positive 2.9% in last year’s first quarter. Comparable store basket size grew 4.4% for the fiscal quarter ended April 2, 2005 as compared to the same period last year, while customer traffic for the same period decreased 4.5%.

Gross profit. Gross profit consists of sales less cost of goods sold and store occupancy costs. Occupancy costs include store related depreciation, rent and utilities. As a percentage of sales, gross profit decreased to 28.9% in the first quarter of fiscal 2005 from 29.3% in the same period in fiscal 2004, due primarily to the impact of the lower gross profit at new stores, which is estimated at 70 basis points. Offsetting this decrease was margin improvement in our existing store base of approximately 30 basis points, due primarily to department mix changes. New stores historically carry lower margins after opening due to higher shrink and heavy promotional activity.

Direct store expenses. Direct store expenses include the following: payroll, payroll taxes and benefits, store supplies and maintenance, in-store community marketing and other store-specific contract costs. As a percentage of sales, direct store expenses increased to 21.7% in the fiscal quarter ended April 2, 2005, from 21.6% in the same period last year. Direct store expenses, excluding new stores, were 21.4% of sales in the first quarter, compared to 21.4% in last year’s first quarter.

Selling, general and administrative expenses. Selling, general and administrative expenses include: corporate and regional administrative support services, purchasing, marketing and travel. Selling, general and administrative expenses for the quarter ended April 2, 2005 decreased 0.5% as compared to the same period in fiscal 2004. Selling, general and administrative expenses in the first quarter of 2005 also included approximately $600,000 in incremental accounting and legal fees related to the Company’s lease accounting restatement. The decrease in expenses from the prior year is the result of the Company’s third quarter 2004 reorganization and ability to achieve greater operating efficiency through information technology investments.

Gain on disposal of assets. We recorded a $9,000 gain on disposal of assets for the three months ended April 2, 2005 compared to a $117,000 gain in the same period in fiscal 2004, due primarily to the sale of the remaining pharmacy in one of our Portland, Oregon stores.

Pre-opening expenses. Pre-opening expenses include labor, rent, advertising, utilities, supplies and certain other costs incurred prior to a store’s opening. Pre-opening expenses for the first quarter of fiscal 2005 increased to $1.9 million compared to $599,000 during the same period in fiscal 2004, due to the opening of four new stores in the first quarter of fiscal 2005 compared to the opening of one new store during the first quarter of last year.

Restructuring and asset impairment charges, net. During the first quarter of fiscal 2005, we recorded net restructuring and asset impairment expense of $1,551,000. Details of the significant components are as follows:

  Changes in estimate related to lease-related liabilities for sites previously identified for closure or sale ($140,000) - During the first quarter of 2005, we accrued additional lease payments for our closed Belmont, Tennessee location, as we have been unable to sublease the space. Based on this change in fact and circumstance and the related change in estimate, we adjusted remaining lease-related liabilities previously recorded for this location and recognized the additional restructuring expense during the first quarter of fiscal 2005.

  Lease-related liability and asset impairments for sites closed and relocated during the first quarter ($120,000 ) - During the first quarter of 2005, we closed one store in Eugene, Oregon and relocated a store in Scottsdale, Arizona.

  Severance for employees notified of termination in the first quarter of fiscal 2005 ($217,000) - During the first quarter of 2005, 49 employees were notified of their involuntary termination in connection with the closure and relocation of two stores and a regional office. As of April 2, 2005, $187,000 in benefits had been paid to the employees.

  Accretion expense on lease-related liabilties ($114,000) - During the first quarter, we accrued accretion expense on reserves for lease-related liabilities that were calculated using the net present value of the minimum lease payments (net of sublease income).

  Write off of goodwill ($960,000) - During the first quarter of fiscal 2005, we closed our remaining store in Eugene, Oregon area and exited the market area. The goodwill, net of accumulated amortization associated with this market area, was written off.

During the first quarter of fiscal 2005, there were no asset impairment charges. In determining whether an impairment exists, we estimate each store’s future cash flows on an undiscounted basis, and if the cash flows are not sufficient to recover the carrying value, we then use a discounted cash flow based on a risk-adjusted discount rate, to adjust its carrying value of assets, and record a provision for impairment as appropriate. We continually reevaluate our stores’ performance to monitor the carrying value of our long-lived assets in comparison to projected cash flows.

Loss on early extinguishment of debt. During the first quarter of fiscal 2005, we had a loss on the early extinguishment of debt of $624,000 due to the write off of remaining unamortized debt issuance. There was no such activity during the first quarter of fiscal 2004.

Interest income. Interest income was $324,000 for the fiscal quarter ended April 2, 2005 compared to $186,000 for the fiscal quarter ended March 27, 2004. This is due to the increase in average cash and short-term investment balances over prior year.

Interest expense. Interest expense for the fiscal quarter ended April 2, 2005 increased 120% to $2.2 million from $1.0 million in the same period in fiscal 2004, as a result of the increase of average borrowings due to the $115.0 million debentures.

Income tax expense. For the quarter ended April 2, 2005, we recorded $135,000 of income tax expense, as a result of taxable foreign income during the period. The tax benefit resulting from the loss on domestic operations has been fully offset by the tax valuation allowance that was established at fiscal 2004 year end.

Earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA, as defined by the Company, which includes gains or losses on early extinguishment of debt, gains or losses on asset disposals, and restructuring and asset impairment charges, was $9.7 million in the first quarter of 2005 as compared to $11.6 million in the first quarter of 2004. EBITDA was adversely impacted due to a $1.3 million increase in pre-opening expenses and $596,000 in incremental accounting and legal fees related to the lease restatement. For an explanation and reconciliation of EBITDA, see "Non GAAP Financial Information - EBITDA."

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

Goodwill. Goodwill consists of the excess cost of acquired companies over the sum of the fair market value of their underlying assets acquired and liabilities assumed. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is reviewed for impairment annually at the end of the second quarter at a reporting unit level, or more frequently if certain indicators of impairment exist. We have one reporting unit at the enterprise level to which goodwill is allocated. We estimate fair value utilizing a combination of three different methods, consisting of market capitalization, discounted future cash flows, and earnings before interest, taxes, depreciation, amortization and rent ("EBITDAR") multiples, and compare it to the carrying value of the enterprise for purposes of identifying potential impairment.

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

Restructuring and store closure costs. We reserve for the present value of lease-related costs associated with store and support facility closures, relocations, and sales when the store or facility is closed. The calculation of the lease related liabilities involves applying a discount rate to the estimation of our remaining lease obligations, taxes and common area maintenance, net of future estimated subtenant income. The lease liabilities usually are paid over the lease terms associated with the closed stores, which have had remaining terms ranging from one month to 25 years. Store closing liabilities are reviewed each reporting period to ensure that the amounts recorded reasonably reflect our future obligations associated with closed stores and facilities based on the most current information available. Adjustments to existing lease related liabilities are primarily a result of changes in the expected timing or amount of subtenant income, and are made in the period in which the change in facts and circumstances, as well as their related impacts, become known and estimable. Lease related closure costs and associated severance costs are made in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit of Disposal Activities." Severance costs incurred in connection with store closings are recorded when the employees have been identified and notified of the termination benefits to be made to the employees.

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

We maintain allowances for excess or unsaleable inventory as a percentage of its gross inventory balance based on historical experience and assumptions about market conditions. If actual market conditions are less favorable than those projected by management, or if we expand our forward buying of inventory, which will increase our inventory levels, then additional inventory write downs may be required.

Self-insurance. We use a combination of stop-loss insurance and are self-insured for losses relating to worker’s compensation claims, general liability and employee medical and dental benefits. We have purchased stop-loss coverage in order to limit exposure to any significant claim or levels of claims that would be catastrophic to our Company. Self-insured losses are accrued based upon estimates of the aggregate uninsured claims incurred using certain actuarial assumptions followed in the insurance industry which are based on our industry’s experience as well as our historical claims experience. While we believe that the assumptions and methodology used are appropriate, the estimated accruals for these liabilities could be significantly affected if actual loss development and payment patterns vary significantly from the assumptions and historical trends utilized.

Tax valuation allowances. We utilize the concepts and guidance of SFAS No. 109, "Accounting for Income Taxes" in assessing the ability to realize our deferred tax assets. The Company establishes valuation allowances based on historical taxable income, projected future income, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. Based on our analysis, in 2004 we established a full valuation allowance against our net deferred tax assets because we believe we met the "more likely than not" realizability guidance under SFAS No. 109.

When we are able to show a profitable trend (generally 6 to 8 quarters), we will re-evaluate the need for a valuation allowance using all factors available to us at that time.

Remainder of 2005. Comparable store sales for fiscal 2005 are expected to be in the range of 3% to 4%.

Liquidity and Capital Resources

Our primary sources of capital have been cash flow from operations (which includes trade payables), bank indebtedness, and the sale of equity securities. In addition to these, we have also raised an additional $112.3 million, net of sales commissions, in capital through the issuance of contingent convertible senior debentures in a private placement in June 2004, as discussed below. Primary uses of cash have been the financing of new store development, new store openings, relocations, remodels and acquisitions, repurchase of common stock and repayment of debt.

Net cash generated by operating activities decreased to $8.5 million during the first three months of fiscal 2005, as compared to $14.8 million during the same period in fiscal 2004. This decrease is primarily due to the net loss of $1.2 million offset by noncash increases to restructuring charges. Other factors include the decrease in cash flow to accounts payable and accrued liabilities, as compared to first quarter 2004.

Net cash provided by investing activities was $3.5 million during the first three months of fiscal 2005 as compared to an $11.3 million use of cash during the same period in fiscal 2004, due to a decrease in capital expenditures and the sale of short-term investments during the first quarter of fiscal 2005.

Net cash used in financing activities of $1.5 million during the first three months of 2005 was less than the $7.9 million reported during the same period in fiscal 2004. The increase in cash flows from financing activities is the direct result of a decrease in the amount of cash required to make repayments on notes payable, long-term debt and capital leases.

Contingent convertible senior debentures. In June 2004, we issued $115 million aggregate principal amount of its 3.25% Convertible Senior Debentures due May 15, 2034 in a private placement. The debentures bear regular interest at the annual rate of 3.25%, payable semiannually on May 15 and November 15 of each year until May 15, 2011, after which date, no regular interest will be due. Commencing May 20, 2011 and ending November 14, 2011, and for any six-month period thereafter, contingent interest will be due and payable in the amount of 0.25% of the average trading price of the debentures during a specified period, if the average trading price of the debentures equals or exceeds 125% of the principal amount of the debentures.

The debentures are callable and convertible into our common stock prior to maturity at the option of the holders under the following circumstances: (1) during any calendar quarter commencing after June 30, 2004 and before March 31, 2029, if the last reported sale price of our common stock is greater than or equal to 130% of the conversion price of $17.70 per share; (2) at any time on or after April 1, 2029 if the last reported sale price of our common stock on any date on or after March 31, 2029 is greater than or equal to 130% of the conversion price; (3) subject to certain limitations, during the five business-day period after any five consecutive trading-day period in which the trading price per debenture for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of our common stock; (4) if we call the debentures for redemption; (5) upon the occurrence of certain corporate transactions; or (6) if we obtain credit ratings for the debentures, at any time when the credit ratings assigned to the debentures are below specified levels. The debentures are initially convertible into 56.4972 shares of our common stock per $1,000 principal amount, which is equivalent to approximately $17.70 per share, for total initial underlying shares of 6,497,175. The conversion rate will be subject to adjustment upon the occurrence of specified events. Upon conversion, we have the right to deliver, in lieu of common stock, cash or any combination of cash and common stock. Pursuant to the underwriting agreement and within 90 days of issuance, we filed a shelf registration statement covering resales of the debentures and the common stock issuable upon conversion thereof.

On or after May 20, 2011, we may redeem for cash some or all of the debentures at any time and from time to time, for a price equal to 100% of the principal amount of the debentures plus accrued and unpaid contingent interest, if any. Holders have the right to require us to repurchase any or all debentures for cash, at a repurchase price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest on: (1) May 15, 2011, May 15, 2014, and May 15, 2024; and (2) upon the occurrence of a fundamental change (as defined in the debenture indenture). In the case of a fundamental change in which all of the consideration for the common stock in the transaction or transactions constituting the fundamental change consists of cash, we also will pay to the holders a make-whole premium (as defined in the debenture indenture), the amount of which could be significant but would not be determinable unless and until there were to be a public announcement of such a fundamental change. Any make-whole premium would be payable to all holders regardless of whether the holder elects to require us to repurchase the debentures or elects to surrender the debentures for conversion.

The debentures are unsecured and unsubordinated obligations, and rank equal in priority with all of our existing and future unsecured and unsubordinated indebtedness and senior in right of payment to all of our subordinated indebtedness. The debentures will effectively rank junior to any of our secured indebtedness and any of its indebtedness that is guaranteed by our subsidiaries. Payment of principal and interest on the debentures will be structurally subordinated to the liabilities of our subsidiaries.

There are no financial covenants within the debenture indenture, however, we paid penalty interest of 0.25% for the first 90 days of 2005 and paid or will be paying 0.50% thereafter until the resale of the debentures are publicly registered.

Total proceeds from the issuance were $115.2 million. We used $25.0 million of the net proceeds to repurchase 1,977,800 outstanding shares of its common stock, $31.2 million to pay the outstanding balance on its credit facility, and approximately $3.7 million to pay related debt issuance costs.

Credit facility. On March 31, 2005, we entered into a five-year revolving secured credit facility with the Bank of America, N.A. ("B of A Facility"). Concurrent with the execution of the B of A Facility, we terminated our existing $95 million credit facility with Wells Fargo Bank N.A. as administrative agent. The B of A Facility allows borrowings and letters of credit up to a maximum of $40 million, with an option to increase borrowings up to $100 million, subject to a borrowing base determined by the value of certain inventory, credit card receivables, invested cash and, at our discretion, mortgaged leaseholds. The B of A Facility is secured by certain of our assets including, but not limited to, cash, inventory and fixed assets. Borrowings under the B of A Facility bear interest, at our election, at the prime rate or at LIBOR plus a margin ranging from 1.00% to 1.50%, depending on the excess borrowing availability over amounts borrowed. Interest rates are determined quarterly. We are charged a commitment fee on the unused portion of the B of A Facility. There are no financial covenants, other than the obligation to maintain a certain percentage of minimum excess availability (as defined in the agreement) at all times. The B of A Facility requires compliance on a monthly basis with certain non-financial covenants, including limitations on incurring additional indebtedness and making investments, the use and disposition of collateral, changes of control, as well as cash management provisions. We expect that we will be in compliance with all covenants. We further expect that our cash requirements through the third quarter of fiscal 2005 will be primarily satisfied from the proceeds of the 2004 debenture issuance as well as cash generated from operations, and thereafter from cash generated from operations and borrowings under the new credit facility.

Our prior credit facility was entered into in February of 2003, with Wells Fargo Bank N.A. acting as lead bank and administrative agent (the "Wells Facility"). The Wells Facility had a $95.0 million limit and a three-year term with a one-year renewal option.

As part of the Wells Facility, we gave our lenders collateral in the form of cash, equipment and fixtures, inventory and other assets. We also granted leasehold mortgages in certain leasehold interests. The Wells Facility required compliance as of the last day of each fiscal quarter, with certain financial covenants, including the following: an adjusted leverage ratio (as described below); a fixed charge coverage ratio, which is the ratio of EBITDAR, as defined, for the last four fiscal quarters minus certain maintenance capital expenditures and taxes to fixed charges for the four fiscal quarters; a minimum stockholders’ equity of $125 million plus a portion of cumulative net income, adjusted for stock issuances and repurchases; a limitation on new leases per fiscal year, and a cap on capital expenditures per fiscal year. We were also obligated, on a continuous basis, to maintain a minimum cash balance. As of January 1, 2005 and as of the date of our termination of the Wells Facility, there were no outstanding borrowings and letters of credit outstanding totaled $9.1 million.

As of April 2, 2005, we had no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees, except as disclosed in the notes to the consolidated financial statements. As of April 2, 2005, we had a working capital deficit of $24.1 million, or an improvement of $800,000 over fiscal 2004 year-end.

Capital expenditures. We spent approximately $6.2 million during the first fiscal quarter of fiscal 2005 for new store construction, remodels and other capital expenditures. Our average capital expenditures to open a leased store, including leasehold improvements, equipment and fixtures, have ranged from approximately $2.0 million to $5.0 million historically, excluding inventory costs and initial operating losses. We anticipate that the average capital expenditures to open a natural foods supermarket format store will be $2.1 million to $3.9 million in the future, on a turnkey lease basis. Turnkey leases are properties that are ready for a tenant to begin business by having the tenant furnish only furniture and inventory. Our average capital expenditures to open a farmers’ market format store are estimated at $1.6 million to $3.0 million in the future. Delays in opening new stores may result in increased pre-opening costs for the site, as well as lower than planned sales for the Company.

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

Non GAAP Financial Information

EBITDA. The following supplemental financial data presented for the three months ended April 2, 2005 and March 27, 2004 is a reconciliation of EBITDA, a non Generally Accepted Accounting Principles ("GAAP") financial measure, which is intended to facilitate analysis of our business and operating performance and is a regularly applied industry measure. This information is not and should not be viewed as a substitute for financial measures determined under GAAP. Other companies may calculate this non GAAP financial measure differently.

EBITDA is calculated as (in thousands):

	THREE MONTHS ENDED

	April 2, 2005	March 27, 2004

Net (loss) income	$ (1,151)	$ 2,069
Interest expense, net of interest income	1,843	849
Income tax expense	135	1,173
Depreciation and amortization	6,735	7,405
Loss on early extinguishment of debt	624	-
Gain on asset disposals, net	(9)	(117)
Restructuring and asset impairment charges, net	1,551	269

EBITDA	$ 9,728	$ 11,648

We believe EBITDA is a meaningful measure of performance as it is commonly utilized by management and investors to analyze operating performance and entity valuation. Our management, the investment community and the banking institutions routinely use EBITDA, together with other measures, to measure our operating performance relative to the grocery industry. EBITDA should not be construed as income from operations, net income or cash flow from operating activities as determined under GAAP.

Comparable stores sales. We deem sales of a new, relocated or acquired stores comparable commencing in the thirteenth full month of operations.

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

Should we begin drawing on the B of A Facility for additional capital, our exposure to interest rate changes would be primarily related to our variable rate debt issued under the B of A Facility. The total commitment available is $40.0 million under a revolving line of credit, with a five-year term expiring March 31, 2010. The interest rate on the credit facility is either prime or LIBOR plus 1.25%, at our election, and the rates modify depending on the excess borrowings availability over amounts borrowed. Because the interest rate on the facility is variable, based upon the prime rate or LIBOR, the Company's interest expense and net income would be affected by interest rate fluctuations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Exchange Act Rule 13a-15(e) under supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based upon that evaluation and the remediation steps described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings.

Changes in Internal Control Over Financial Reporting

In our annual report on Form 10-K, as amended, for the year ended January 1, 2005 (the "2005 Form 10-K"), we disclosed that our Chief Executive Officer and Chief Financial Officer had concluded that our disclosure controls and procedures were not effective due to three material weaknesses in our internal control over financial reporting, as described below. These weaknesses were remediated during our fiscal quarter ended April 2, 2005 (the "First Quarter"), as a result of changes in the Company’s internal controls described below.

Restructuring reserves. In 2004, management determined that the restructuring reserves for the quarter ended June 28, 2003, were understated by $500,000. An accrual had not been made for the remaining lease obligation for a closed store site in Phoenix, Arizona. The error occurred because unrelated accruals relating to litigation and lease reserves had been incorrectly combined in the restructuring analysis. During the quarter ended December 27, 2003, we recorded a $500,000 adjustment to accrue for additional litigation related restructuring reserves for the closed store site. We reported the error in a filing on February 11, 2005, on Form 8-K, and restated our interim financial statements and related disclosures for the fiscal year ended December 27, 2003 in our 2005 Form 10-K.

During the first quarter, we changed our internal controls over financial reporting to address the restructuring reserve error by reconstructing the supporting detailed restructuring reserve schedule by specific site and type of restructuring reserve.

Lease accounting. On February 15, 2005, management of the Company discussed with the Chairman of the Audit Committee of the Board of Directors a February 7, 2005 a summary of existing GAAP applicable to lease accounting articulated by the Office of the Chief Accountant of the SEC, as well as recent restatements by several other issuers related to the same accounting issue. The Chairman of the Audit Committee instructed management to review the Company's accounting practices. On February 17, 2005, after discussing the preliminary results of this review, management and the Audit Committee concluded that our previously issued consolidated financial statements should no longer be relied upon because of lease accounting errors, and we disclosed the same on Form 8-K filed on February 18, 2005. Management completed its review of its lease accounting, and determined that the controls over the selection of appropriate assumptions and factors affecting its lease accounting were not effective as of January 1, 2005, as those selections were not consistent with GAAP in regards to the following areas: (1) amortization of leasehold improvements and leasehold interests, (2) straight-line rent expense, (3) landlord incentives and allowances, (4) sale-leaseback transactions, and (5) classification of leases as capital or operating in accordance with SFAS No. 13. We restated our financial statements for the fiscal years ended December 27, 2003 and December 28, 2002 as presented in our Form 10-K, as amended.

The errors related to improper lease accounting resulted from our incorrect interpretation of existing GAAP, as clarified by the SEC staff. To remediate this material weakness, we developed controls to strengthen our ongoing compliance with generally accepted accounting principles related to leasing issues, as well as implemented additional review procedures over the selection and monitoring of appropriate assumptions and estimates affecting lease accounting practices. These controls included reviews of all lease terms and the associated lives of additions to our capitalized assets and straight-line calculations, two independent and separate capital versus operating analyses to validate the accounting treatment, regular communication between the accounting and capital asset groups to validate occupancy dates for accounting purposes and reviews of every new or modified lease undertaken by two people within the accounting function to ensure all components were accounted for consistently and in accordance with GAAP.

Accounting and finance personnel. In conjunction with filing our Form 10-K/A, which included the restatement concerning the treatment of lease accounting as discussed above, management concluded that we did not have sufficient personnel with technical tax and accounting expertise to review and resolve non-routine and/or complex accounting matters within the framework of our internal control structure, as designed. We identified a material weakness in the operation of controls over the review and oversight of its tax accounts. Specifically, due to the lack of technical expertise related to accounting for taxes, the controls, as designed, were not operating effectively to adequately reduce potential misstatements and ensure appropriate tax disclosures were being made in our consolidated financial statements. Additionally, due to the lack of sufficient technical resources related to accounting and financial statement disclosure matters and as a result of errors identified by our independent auditors in the disclosures and amounts in our annual report on Form 10-K/A, we concluded that controls over the financial reporting process were not effective. All identified adjustments were made to the consolidated financial statements for the year ended January 1, 2005.

To correct this material weakness, we hired a tax consultant with requisite knowledge to ensure the deficiencies noted above related to taxes will be addressed going forward. The work of the consultant will be reviewed and monitored by a member of the finance department with knowledge of tax accounting matters. We also hired three additional Certified Public Accountants into the accounting and finance departments to ensure both the controls over financial reporting are operating effectively as well as to ensure our internal controls continue to be appropriately assessed. We have ongoing efforts to recruit and retain qualified personnel to staff our finance and accounting departments.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Wild Oats Markets Canada, Inc., as successor to Alfalfa's Canada, Inc., a Canadian subsidiary of the Company, is a defendant in Helen Fakhri and Ady Aylon, as Representative Plaintiffs v. Alfalfa's Canada, Inc., a class action suit for monetary damages brought in the Supreme Court of British Columbia, Canada by the representative plaintiffs on behalf of two groups of claimants - those who claim to have contracted Hepatitis A allegedly through the consumption of food purchased at a Capers Community Market in the spring of 2002, and those who were inoculated against Hepatitis A in March and April, 2002, after handling and/or consuming food products from Capers that were or might have been contaminated with Hepatitis A. In December 2004, the Plaintiffs brought a motion for a summary trial of certain issues, and such motion was denied in January 2005. We and the plaintiffs’ counsel have engaged in mediation. Our insurers have acknowledged coverage for defense costs and liability, and we have exhausted our deductible.

Tim Auchterlonie, individually and on behalf of all others similarly situated and the general public, and Roes 1 to 1000 vs. Wild Oats Markets, Inc. and Does 1 through 100, is a purported class action suit brought in August 2004 in the Superior Court, County of Los Angeles, for payment of overtime and damages relating to alleged violations of the California Business and Professions Code by a former managerial employee, on behalf of himself and all other similarly situated California employees, claiming that store directors at our California stores should have been classified as non-exempt employees and paid on an hourly basis. Plaintiff also alleges that our bonus program is illegal based upon deductions for items outside of the employee’s control. We believe that the employee, a former store director, was properly classified as an exempt employee based upon his job duties, and intend to vigorously defend the suit. At this time, we do not have sufficient facts to estimate any potential damages. The case has been designated non-complex and trial has been scheduled for October 2005.

The Company also is named as defendant in various actions and proceedings arising in the normal course of business. In all of these cases, we are denying the allegations and are vigorously defending against them and, in some cases, have filed counterclaims. Although the eventual outcome of the various lawsuits cannot be predicted, it is management’s opinion that these lawsuits will not result in liabilities that would materially affect our consolidated results of operations, financial position, or cash flows.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

The following information is being provided in lieu of filing a Form 8-K to report our entry into an amendment to a material definitive agreement under Item 1.01.

On May 10, 2005, Wild Oats Markets, Inc. and Perry D. Odak, President and Chief Executive Officer, and greater than 5% shareholder of the Company, entered into the Fourth Amendment to Employment Agreement to modify the provisions thereof related to the payment of the Supplemental Bonus thereunder and to correct certain errors in the Employment Agreement dated March 6, 2001, as amended by a First Amendment to Employment Agreement dated December 29, 2001, a Second Amendment to Employment Agreement dated June 19, 2002, and a Third Amendment to Employment Agreement dated August 12, 2002.

The Fourth Amendment to Employment Agreement provides for a modification to Mr. Odak's employment agreement to provide for (a) the payment of the existing $9.2 million supplemental bonus in the event of Mr. Odak's death or disability while employed by the Company, and the definition of "disability" was modified to extend the period during which Mr. Odak is unable to work from 90 to 365 consecutive days; (b) the payment of a bonus of approximately $1.6 million: (i) in the event Mr. Odak terminates his employment for Good Reason, as defined in his employment agreement; (ii) in the event Mr. Odak is terminated without Cause, as defined in the agreement; or (iii) in the event his employment agreement is not renewed at the end of its initial term in March, 2006. The Fourth Amendment to Employment Agreement is filed as an exhibit hereto.

Item 6.  Exhibits

Exhibit Number	Description

10.1+	Loan and Security Agreement, dated March 31, 2005, by and among Wild Oats Markets, Inc., Bank of America, N.A., as agent, and the lenders identified therein.
10.2+

Termination and Release Agreement, dated March 31, 2005, under the Second Amended and Restated Credit Agreement, dated as of February 26, 2003, as amended by and among Wild Oats Markets, Inc., the lenders identified therein and Wells Fargo Bank National Association, as administrative agent.

10.3+

Waiver, dated March 28, 2005, to the Second Amended and Restated Credit Agreement, dated as of February 26, 2003, as amended by and among Wild Oats Markets, Inc., the lenders identified therein and Wells Fargo Bank National Association, as administrative agent.

10.4+

Waiver, dated March 31, 2005, to the Second Amended and Restated Credit Agreement, dated as of February 26, 2003, as amended by and among Wild Oats Markets, Inc., the lenders identified therein and Wells Fargo Bank National Association, as administrative agent.

10.5#+	Employment Agreement dated April 26, 2005 between Robert B. Dimond and the Registrant.
10.6#+	Robert B. Dimond Equity Incentive Plan
10.7#+	Severance Agreement dated May 9, 2005 between Robert B. Dimond and Registrant.
10.8#+	Fourth Amendment to Employment Agreement, dated May 10, 2005, between Perry D. Odak and the Registrant.
31.1+	CEO Certification under Section 302 of Sarbanes-Oxley Act of 2002
31.2+	CFO Certification under Section 302 of Sarbanes-Oxley Act of 2002
32.1+	CEO Certification under Section 906 of Sarbanes-Oxley Act of 2002
32.2+	CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002

# Management Compensation Plan
+ Included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, County of Boulder, State of Colorado, on the 12th of May 2005.

Wild Oats Markets, Inc.
(Registrant)

By: /s/ Robert B. Dimond
Robert B. Dimond
Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)