Form 10-Q/A
period 2004-09-25
WILD OATS MARKETS INC
filed 2005-08-05
CIK 909990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The Registrant amends its Quarterly Report on Form 10-Q for the period ended September 25, 2004, to add attachments to Exhibit 10.2 that were inadvertently omitted. Exhibit 10.2 is an amendment to a credit facility that was terminated in March 2005. No other changes are made by this amendment and all other information included in the initial filing is unchanged.

PART IV.

Item 6.  Exhibits

Exhibit Number	Description

10.1#**	Form of Restricted Stock Unit Agreement used to evidence Restricted Stock Units granted under the Wild Oats Markets, Inc. 1996 Equity Incentive Plan. (1)
10.2+

Third Amendment to Second Amended and Restated Credit Agreement, dated as of November 4, 2004, by and among Wild Oats Markets, Inc., the lenders identified therein and Wells Fargo Bank, National Association, as administrative agent. Portions have been omitted pursuant to a request for confidential treatment.

31.1**	CEO Certification under Section 302 of Sarbanes-Oxley Act of 2002. (1)
31.2**	CFO Certification under Section 302 of Sarbanes-Oxley Act of 2002. (1)
32.1**	CEO Certification under Section 906 of Sarbanes-Oxley Act of 2002. (1)
32.2**	CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002. (1)

# Management Compensation Plan ** Previously filed.
+ Included herewith. (1) Incorporated by reference from the Registrant’s Form 10-Q for the period ended September 25, 2004 (File No. 0-21577).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, County of Boulder, State of Colorado, on the 5th day of August 2005

Wild Oats Markets, Inc.
(Registrant)

By: /s/
Freya R. Brier
Senior Vice President and General Counsel