Form 10-Q
period 2005-07-02
WILD OATS MARKETS INC
filed 2005-08-11
CIK 909990

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 2, 2005.

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 0-21577

WILD OATS MARKETS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1100630
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
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

  Yes       ( X )       No      ( )

As of August 1, 2005, there were 28,760,651 shares outstanding of the registrant's common stock (par value $.001 per share).

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

WILD OATS MARKETS, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	July 2, 2005	January 1, 2005
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$ 43,418	$ 30,671
Short-term investments	-	11,144
Inventories (net of reserves of $889 and $815, respectively)	58,475	54,960
Accounts receivable (net of allowance for doubtful accounts of $116 and $153, respectively)	3,211	3,860
Prepaid expenses and other current assets	5,454	5,741

Total current assets	110,558	106,376

Property and equipment, net	176,068	177,830
Goodwill, net	105,124	106,084
Other intangible assets, net	6,271	6,491
Deposits and other assets	8,109	8,361
Deferred tax asset, net	674	418

	$ 406,804	$ 405,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 57,816	$ 54,428
Book overdraft	20,974	23,325
Accrued liabilities	52,161	53,154
Current portion of debt, capital leases and financing obligations	706	405
Deferred tax liabilities	345	-

Total current liabilities	132,002	131,312

Long-term debt, capital leases and financing obligations	148,453	148,675
Other long-term obligations	24,282	24,472

	304,737	304,459

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding		-
Common stock, $0.001 par value; 60,000,000 shares authorized, 30,645,967 and 30,466,701 shares issued; 28,668,167 and 28,488,901 outstanding, respectively	31	30
Treasury stock, at cost: 1,977,800 shares as of July 2, 2005 and January 1, 2005	(24,999)	(24,999)
Additional paid-in capital	222,820	221,029
Note receivable, related party	(11,730)	(11,416)
Accumulated deficit	(84,738)	(84,509)
Accumulated other comprehensive income	683	966

Total stockholders’ equity	102,067	101,101

	$ 406,804	$ 405,560

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Operations

(in thousands, except per-share data) (unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004

Sales	$ 284,608	$ 251,697	$ 562,687	$ 515,492
Cost of goods sold and occupancy costs	202,049	178,263	399,872	364,652

Gross profit	82,559	73,434	162,815	150,840
Operating expenses:
Direct store expenses	60,724	56,271	121,095	113,314
Selling, general and administrative expenses	17,201	14,418	32,241	29,939
Loss (gain) on disposal of assets	53	48	44	(69)
Pre-opening expenses	780	1,982	2,697	2,581
Restructuring and asset impairment charges (income), net	909	(134)	2,460	135

Income from operations	2,892	849	4,278	4,940

Loss on early extinguishment of debt	-	-	(559)	-
Interest income	361	222	685	408
Interest expense	(2,144)	(1,306)	(4,311)	(2,341)

Income (loss) before income taxes	1,109	(235)	93	3,007
Income tax expense	187	96	322	1,269

Net income (loss)	$ 922	$ (331)	$ (229)	$ 1,738

Net income (loss) per common share:
Basic	$ 0.03	$ (0.01)	$ (0.01)	$ 0.06
Diluted	$ 0.03	$ (0.01)	$ (0.01)	$ 0.06

Weighted average common shares outstanding, basic	28,667	29,788	28,622	29,982
Dilutive effect of stock options and restricted stock units	518	-	-	878

Weighted average common shares outstanding, assuming dilution	29,185	29,788	28,622	30,860

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands) (unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004

Net income (loss)	$ 922	$ (331)	$ (229)	$ 1,738
Other comprehensive loss:
Foreign currency translation adjustments	(198)	(125)	(255)	(217)
Unrealized gain (loss) on available-for-sale securities	2	-	(28)	-

Other comprehensive loss	(196)	(125)	(283)	(217)

Comprehensive income (loss)	$ 726	$ (456)	$ (512)	$ 1,521

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	SIX MONTHS ENDED

	July 2,	June 26,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$ (229)	$ 1,738
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	13,117	14,015
Loss (gain) on disposal of property and equipment	44	(69)
Deferred tax expense	134	671
Restructuring and asset impairment expense, net	2,460	135
Interest on related party receivable	(314)	(297)
Stock based compensation	244	537
Income tax benefit from stock based compensation	-	495
Accretion of debt issuance costs	259	197
Loss on early extinguishment of debt	559	-
Change in assets and liabilities:
Inventories, net	(3,565)	(4,568)
Receivables, net, and other assets	345	1,227
Accounts payable	3,411	6,642
Accrued liabilities and other liabilities	(1,728)	812

Net cash provided by operating activities	14,737	21,535

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,978)	(27,374)
Proceeds from sale of short-term investments	11,116	-
Proceeds from sale of property and equipment	26	964

Net cash used in investing activities	(836)	(26,410)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under line-of-credit agreement	-	(30,179)
Net decrease in book overdraft	(2,351)	(5,492)
Proceeds from long-term debt	-	115,150
Purchase of treasury stock	-	(24,999)
Payment of debt issuance costs	-	(3,636)
Repayments on notes payable, long-term debt and capital leases	(183)	(64)
Proceeds from issuance of common stock, net	1,548	2,551

Net cash (used in) provided by financing activities	(986)	53,331

Effect of exchange rate changes on cash	(168)	(85)

Net increase in cash and cash equivalents	12,747	48,371
Cash and cash equivalents at beginning of period	30,671	17,400

Cash and cash equivalents at end of period	$ 43,418	$ 65,771

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired through capital lease	$ 262	$ 105

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

The Consolidated Balance Sheet as of July 2, 2005, the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended July 2, 2005 and June 26, 2004, as well as the Consolidated Statements of Cash Flows for the six months ended July 2, 2005 and June 26, 2004 have been prepared without an audit. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement thereof, have been made.

The financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC regulations, therefore, these consolidated financial statements should be read in conjunction with financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-K, as amended. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures of contingent assets and liabilities. Examples include accounting for self-insurance reserves, restructuring charges and store closing costs, asset impairment charges, goodwill, inventory valuation, and contingencies. Actual results may differ from these estimates. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year. Certain prior period information has been reclassified to conform to the current year presentation.

The unaudited information included in the consolidated financial statements for the three months and six months ended July 2, 2005 and June 26, 2004 include the results of operations of the Company for the 13 and 26 weeks then ended.

2.	Short-Term Investments

The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization and accretion is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Income and dividends on securities classified as available-for-sale are included in interest income. Investments classified as available-for-sale are marked to market each reporting period with the unrealized gain or loss reflected as a component of other comprehensive income (loss).

3.	Stock-Based Compensation

At July 2, 2005, the Company had six stock-based employee compensation plans, which are described more fully in Note 9 – Stock Plans and Options in our fiscal 2004 Annual Report filed on Form 10-K, as amended, for the period ended January 1, 2005. These plans allow for awards of both stock options and restricted stock units ("RSUs"). The Company accounts for those plans in accordance with the intrinsic value based method in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Some stock-based compensation expense is reflected in net income for options issued at a discount and for RSUs issued as Board of Directors’ compensation. All other options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant; therefore, no stock-based compensation expense is reflected in net income for these grants. Reflected in results of operations for the first six months of fiscal 2005 and 2004 is compensation expense of $244,000 and $537,000, respectively.

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

	THREE MONTHS ENDED		SIX MONTHS ENDED

	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004

Net income (loss), as reported	$ 922	$ (331)	$ (229)	$ 1,738
Add: Stock-based compensation expense included in reported net income, net of tax*	70	60	146	287
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(145)	(687)	(1,110)	(1,275)

Pro forma net income (loss)	$ 847	$ (958)	$ (1,193)	$ 750

Net income (loss) per share:
Basic – as reported	$ 0.03	$ (0.01)	$ (0.01)	$ 0.06

Basic – pro forma	$ 0.03	$ (0.03)	$ (0.04)	$ 0.03

Diluted – as reported	$ 0.03	$ (0.01)	$ (0.01)	$ 0.06

Diluted - pro forma	$ 0.03	$ (0.03)	$ (0.04)	$ 0.02

* Amounts are net of a pro-forma tax rate which is not necessarily indicative of our effective tax rate for the respective periods.

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

In February 2005, the Company approved the acceleration of all non-director, non-officer options that were unvested with an exercise price of $9.00 or higher, resulting in the accelerated vesting of an aggregate of 219,190 options. The effect of the accelerated vesting of these options is included in the SFAS No. 123 calculation above. The purpose of this acceleration was driven by the Company’s efforts to reduce non-cash compensation expense that will be required beginning with the first quarter of 2006 in accordance with SFAS No. 123R.

4.	Property and Equipment

Property, plant and equipment are recorded at cost and consist of the following (in thousands):

	July 2, 2005	January 1, 2005

Machinery and equipment	$ 137,842	$ 131,133
Buildings and leasehold improvements	160,185	156,829
Construction in progress	8,754	14,283

	306,781	302,245
Less: accumulated depreciation	(130,713)	(124,415)

	$ 176,068	$ 177,830

Depreciation expense was $6.3 million and $6.6 million for the three months ended July 2, 2005 and June 26, 2004, respectively, and $12.9 million and $13.9 million for the six months ended July 2, 2005 and June 26, 2004, respectively.

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

The debentures are callable and convertible into the Company's common stock prior to maturity at the option of the holders under the following circumstances: (1) during any calendar quarter commencing after June 30, 2004 and before March 31, 2029, if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the conversion price of $17.70 per share; (2) at any time on or after April 1, 2029 if the last reported sale price of the Company’s common stock on any date on or after March 31, 2029 is greater than or equal to 130% of the conversion price; (3) subject to certain limitations, during the five business-day period after any five consecutive trading-day period in which the trading price per debenture for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of the Company's common stock; (4) if the Company calls the debentures for redemption; (5) upon the occurrence of certain corporate transactions; or (6) if the Company obtains credit ratings for the debentures, at any time when the credit ratings assigned to the debentures are below specified levels. The debentures are initially convertible into 56.5099 shares of the Company's common stock per $1,000 principal amount, which is equivalent to approximately $17.70 per share, for total initial underlying shares of 6,498,639. The conversion rate will be subject to adjustment upon the occurrence of specified events. During the second quarter of 2005, the Company made an irrevocable election to pay the principal amount of debentures in cash upon conversion, however, the Company retains the ability to satisfy the remainder of any conversion payment, in cash or any combination of cash and common stock. Pursuant to the underwriting agreement and within 90 days of issuance, the Company filed a shelf registration statement covering resales of the debentures and the common stock issuable upon conversion thereof.

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

There are no financial covenants within the debenture indenture, however, the Company paid penalty interest of 0.25% for the first 90 days of 2005 and paid or will be paying 0.50% thereafter until the debentures are publicly registered. As of July 2, 2005, the Company has accrued $79,095 and paid $138,160 in additional interest to debenture holders due to not having an effective registration statement within the specified timeframe.

In 2004, total proceeds from the issuance of the debentures were $115.2 million. The Company used $25.0 million of the net proceeds to repurchase 1,977,800 outstanding shares of its common stock, $31.2 million to pay the outstanding balance on its credit facility, and approximately $3.7 million to pay related debt issuance costs.

Credit facility. On March 31, 2005, the Company entered into a five-year revolving secured credit facility with Bank of America, N.A. (the "B of A Facility"). Concurrent with the execution of the B of A Facility, the Company terminated its existing $95 million credit facility (the "Wells Facility") with Wells Fargo Bank N.A. as administrative agent. The B of A Facility allows borrowings and letters of credit up to a maximum of $40 million, with an option to increase borrowings up to $100 million, subject to a borrowing base determined by the value of certain inventory, credit card receivables, invested cash and, at the Company’s discretion, mortgaged leaseholds. The B of A Facility is secured by certain assets including, but not limited to, cash, inventory and fixed assets. Borrowings under the B of A Facility bear interest, at the Company’s election, at the prime rate or at LIBOR plus a margin ranging from 1.00% to 1.50%, depending on the excess borrowing availability over amounts borrowed. Interest rates are determined quarterly. The Company is charged a commitment fee on the unused portion of the B of A Facility. There are no financial covenants, other than the obligation to maintain a certain percentage of minimum excess availability (as defined in the agreement) at all times. The B of A Facility requires compliance on a monthly basis with certain non-financial covenants, including limitations on incurring additional indebtedness and making investments, the use and disposition of collateral, changes of control, as well as cash management provisions. In conjunction with the debt refinancing, the Company incurred a non-cash charge of approximately $559,000 to write off the remaining unamortized debt issuance cost from its prior credit facility and capitalized debt issuance costs of approximately $239,000 through July 2, 2005, to be amortized over the life of the agreement using the effective interest method.

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

The Company does not have any derivative financial instruments as of July 2, 2005 that meet the criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

7.	Earnings Per Share

Earnings per share are calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, except where the effect of their inclusion would be anti-dilutive. Anti-dilutive stock options of 994,948 and 351,081 for the three months ended July 2, 2005 and June 26, 2004, respectively, and 1,728,802 and 351,081 for the six months ended July 2, 2005 and June 26, 2004, respectively, were not included in the diluted earnings per share calculations.

The Emerging Issues Task Force ("the Task Force") of the FASB concluded in Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share that contingently convertible debt should be included in diluted earnings per share computations using the if-converted method regardless of whether any of the conversion contingencies have been met. During the second quarter of 2005, the Company irrevocably elected to satisfy 100% of the principal amount of the debentures in cash to be converted on or after July 1, 2005. The Company maintains the right to satisfy the remainder of the conversion obligation to the extent it exceeds the principal amount in cash or common stock or any combination of cash and common stock. In calculating diluted earnings per share for the six months ending July 2, 2005, no shares related to the debentures conversion have been included as the effect would have been anti-dilutive.

8.	Goodwill and Intangible Assets

During the second quarter of fiscal 2005, no goodwill was recorded as a result of acquisitions, the Company concluded goodwill was not impaired and no other changes in the carrying amount of goodwill occurred. During the first quarter of fiscal 2005, $960,000 goodwill, net of accumulated amortization, was written off resulting in an ending net balance of $105,124. See Note 9 – Restructuring and Asset Impairment Charges for further details.

Other intangible assets consist of the following (in thousands):

	July 2, 2005	January 1, 2005

Leasehold interests	$ 8,373	$ 8,388
Less accumulated amortization	(2,396)	(2,200)

Leasehold interests, net	5,977	6,188
Liquor licenses (indefinite lived)	294	303

	$ 6,271	$ 6,491

Amortization expense related to finite lived intangible assets was $93,000 and $75,000 for the three months ended July 2, 2005 and June 26, 2004, respectively, and $196,000 and $141,000 for the six months ended July 2, 2005 and June 26, 2004, respectively. The estimated amortization of finite lived intangible assets for each of the five fiscal years ending in fiscal 2009 is as follows (in thousands):

FISCAL YEAR	AMORTIZATION EXPENSE

2005	$ 179
2006	358
2007	358
2008	358
2009	358

9.	Restructuring and Asset Impairment Charges

During the second quarter of fiscal 2005, the Company recorded net restructuring and asset impairment charges of $909,000 consisting of the following components (in thousands):

Change in estimate related to lease-related liabilities for sites previously identified for closure or sale	$ (287)
Lease-related liability for sites closed and relocated during the quarter	304
Severance for employees terminated during the second quarter of fiscal 2005 and earlier	(104)
Accretion expense on lease related liabilities	112
Asset impairment charges	884

Total restructuring and asset impairment expense	$ 909

Details of the significant components are as follows:

  Changes in estimate related to lease-related liabilities for sites previously identified for closure or sale. ($287,000 of restructuring income) - During the second quarter of fiscal 2005, the Company accrued additional amounts for the remaining lease term, net of subtenant income, for two closed Tennessee locations. In addition, the Company reached a written agreement to receive a fee for early termination of an existing lease agreement in Scottsdale, Arizona. Based on these changes in facts and circumstances and the related changes in estimate, the Company adjusted remaining lease-related liabilities previously recorded for these locations and reduced the estimated liability for these leases during the second quarter of fiscal 2005.

  Lease-related liability for sites closed and relocated during the second quarter. ($304,000 of restructuring expense) - During the second quarter of 2005, the Company relocated one store in Oregon and recognized a charge for future estimated minimum lease payments net of the location’s straight-lined rent liability.

  Severance for employees notified of termination in the second quarter of fiscal 2005. ($104,000 of restructuring income) - During the second quarter of 2005, 22 employees were notified of their involuntary termination in connection with the relocation of one store. In addition, 69 employees who had been previously identified and notified of involuntary termination were able to obtain alternate employment within the Company or did not qualify to receive the severance payments due to their early resignations. This resulted in the reversal of previously accrued liabilities. During the second quarter, $118,000 in benefits were paid to employees. As of July 2, 2005, outstanding severance accruals totaled $6,000.

  Accretion expense on lease-related liabilties. ($112,000 of restructuring expense) - During the second quarter, the Company accrued accretion expense on reserves for lease-related liabilities that were calculated using the net present value of the minimum lease payments (net of sublease income).

  Asset impairment charges. In addition to the net restructuring expense described above, management also identified net asset impairment charges of $884,000 in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets for two stores held for use. In determining whether an impairment exists, the Company estimates the store’s future cash flows on an undiscounted basis, and if the cash flows are not sufficient to recover the carrying value, then the Company uses a discounted cash flow based on a risk-adjusted discount rate, to adjust its carrying value of the assets, and records a provision for impairment as appropriate. The Company continually re-evaluates its stores’ performance to monitor the carrying value of its long-lived assets in comparison to projected cash flows.

For the six months ended July 2, 2005 the Company recorded net restructuring and asset impairment charges of $2,460,000 consisting of the following components (in thousands):

Change in estimate related to lease-related liabilities for sites previously identified for closure or sale	$ (147)
Lease-related liabilities for sites closed during the year	424
Severance for employees terminated during the six months ended 2005	113
Accretion expense on lease related liabilities	226
Write off of goodwill	960
Asset impairment charges	884

Total restructuring and asset impairment expense	$ 2,460

Details of the significant components are as follows:

  Changes in estimate related to lease-related liabilities for sites previously identified for closure or sale. ($147,000 of restructuring income) – For the six months ended July 2, 2005, the Company accrued additional amounts for a Tennessee location prior to finding a subtenant, and subsequently accrued the minimum estimated lease payments net of expected subtenant income for two Tennessee locations. In addition, the Company reached an agreement to receive a fee for early termination of an existing lease agreement in Scottsdale, Arizona.

  Lease-related liabilities for sites closed year to date through July 2, 2005. ($424,000 of restructuring expense) - For the six months ended July 2, 2005, the Company closed one store in Eugene, Oregon and relocated two other stores; one in Arizona and one in Oregon.

  Severance for employees notified of termination. ($113,000 of restructuring expense) – For the six months ended July 2, 2005, 71 employees were notified of their involuntary termination in connection with the closure of two stores, the relocation of one store and a regional office. As of July 2, 2005, $305,000 in benefits had been paid to the employees.

  Accretion expense on lease-related liabilities. ($226,000 of restructuring expense) - During the first six months of 2005, the Company accrued accretion expense on reserves for lease-related liabilities that were calculated using the net present value of the minimum lease payments (net of sublease income).

  Write off of goodwill. ($960,000 of restructuring expense) - During the first quarter of fiscal 2005, the Company closed its remaining store in Eugene, Oregon and exited the market area. The goodwill, net of accumulated amortization associated with this market area, was written off.

  Asset impairment charges. In addition to the net restructuring expense described above, for the six months ended July 2, 2005, the Company has recorded $884,000 in asset impairment charges related to two stores held for use.

During the three and six month periods ended July 2, 2005, and the three and six month periods ended June 26, 2004, respectively, the Company incurred $55,000, $448,000, $864,000 and $2.6 million of charges for accelerated depreciation related to planned store closures. These costs are included in the "Cost of goods sold and occupancy costs" line of the Consolidated Statements of Operations.

The following table summarizes accruals related to the Company’s restructuring charges (in thousands):

	2001 and				1st Qtr	2nd Qtr
EXIT PLANS	Prior	2002	2003	2004	2005	2005	Total

Balance at
December 27, 2003:	$ 8,615	$ 421	$ 224	$ -	$ -	$ -	$ 9,260

Severance expense	-	-	-	754	-	-	754
Lease-related expenses	(310)	344	70	566	-	-	670

Cash paid:
Severance expense	-	(7)	(54)	(495)	-	-	(556)
Lease-related liabilities	(1,429)	(757)	(235)	(48)	-	-	(2,469)

Provision adjustments	(212)	-	(5)	(15)			(232)

Balance at
January 1, 2005:	$ 6,664	$ 1	$ -	$ 762	$ -	$ -	$ 7,427

Severance expense	-	-	-	-	217	-	217
Lease-related expenses	114	-	140	-	120	-	374

Cash paid:
Severance expense	-	-	-	(88)	(99)	-	(187)
Lease-related liabilities	(429)	-	(35)	(99)	21	-	(542)

Provision adjustments	-	-	-	-	(7)	-	(7)

Balance at
April 2, 2005:	$ 6,349	$ 1	$ 105	$ 575	$ 252	$ -	$ 7,282

Severance expense	-	-	-	-	-	(104)	(104)
Lease-related expenses	(465)	-	377	(87)	-	304	129

Cash paid:
Severance	-	-	-	(79)	(14)	(25)	(118)
Lease-related liabilities	(408)	-	(35)	(135)	-	(154)	(732)

Provision adjustments	656	-	-	92	(104)	684	1,328

Balance at
July 2, 2005:	$ 6,132[1]	$ 1[1]	$ 447[1]	$ 366[2]	$ 134[1]	$ 705[1]	$ 7,785

Notes:	1. The restructuring accrual balance consists of lease-related liabilities.
2. The restructuring accrual balance consists of lease-related liabilities and $6,000 for employee termination.

As of July 2, 2005, the Company’s restructuring balances consist of $3.1 million in accrued liabilities and other long-term obligations of $4.7 million.

10.	Income Taxes

For the six months ended July 2, 2005, the Company recorded $322,000 of income tax expense, as a result of income before income taxes of $ 93,000 during the period. The tax expense relates to income generated by the Company’s Canadian operations. The Company has a $674,000 net deferred tax asset, primarily as a result of timing differences related to its Canadian operations. The Company performs assessments of the realization of its net deferred tax assets according to SFAS No. 109, Accounting for Income Taxes. As a result of these assessments, the Company concluded at December 31, 2004, that it should place a full valuation allowance against its US net deferred tax asset. The Company has adjusted its valuation allowance during the current quarter to continue to record a full valuation allowance against its US net deferred tax asset. Due to income from US operations generated in the current quarter, the Company recorded tax expense related to US operations during the second quarter of 2005.

11.	Related Party Transactions

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

Other. Mark A. Retzloff is a current member of the Company’s Board of Directors, and sits on its Real Estate Committee. Mr. Retzloff is Chief Organic Officer of Aurora Organic Dairy, which derives 8% of its total revenues from sales of organic milk to the Company under the Company’s private label brand. Mr. Retzloff sits on the boards of directors of several other natural or organic companies that derive 5% of their revenues from sales of products to the Company. Stacey J. Bell, a current member of the Company’s Board of Directors, is an employee of Ideasphere, Inc., which manufactures certain of the Company’s private label vitamins and supplements. Total purchases from these vendors for the three and six months ended July 2, 2005 and June 26, 2004 were $1.2 million and $2.2 million, and $833,000 and $1.4 million, respectively. Purchases of grocery products are made primarily through the Company’s primary distributor, UNFI and therefore are indirect in nature. As of the fiscal quarters ending July 2, 2005 and June 26, 2004, amounts owed for these vendors were $70,000 and $81,000, respectively.

12.	Contingencies

Wild Oats Markets Canada, Inc., as successor to Alfalfa's Canada, Inc., a Canadian subsidiary of the Company, was a defendant in Helen Fakhri and Ady Aylon, as Representative Plaintiffs v. Alfalfa's Canada, Inc., a class action suit for monetary damages brought in the Supreme Court of British Columbia, Canada by the representative plaintiffs on behalf of two groups of claimants - those who claim to have contracted Hepatitis A allegedly through the consumption of food purchased at a Capers Community Market in the spring of 2002, and those who were inoculated against Hepatitis A in March and April, 2002, after handling and/or consuming food products from Capers that were or might have been contaminated with Hepatitis A. In July 2005, the Court approved a settlement agreement pursuant to which plaintiffs submitting proof of claim receive either cash or a gift card, redeemable at the Company’s Canadian stores, of certain amounts determined by classification of the claimant within one of three separate categories. The Company's insurers have acknowledged coverage for defense and administrative costs and settlement liability, and the Company has exhausted its deductible.

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

In June 2002, an administrative law judge ("ALJ") found against the Company in Wild Oats Markets, Inc. and Local 371, United Food & Commercial Workers, in certain unfair labor practice charges brought in connection with the opening of the Company’s store in Westport, Connecticut. The Company appealed the ALJ’s decision to the National Labor Relations Board. In May 2005, the National Labor Relations Board denied the appeal and issued a Decision and Order, setting forth certain equitable, injunctive and monetary remedies to be undertaken by the Company, including payment of backpay less interim earnings, and offers of employment to certain former employees of a store previously sold by the Company in 2000 (the "Sold Store"). The Company is currently evaluating whether to appeal all or part of the Decision. The Company is not presently able to estimate its potential liability to former employees of the Sold Store because the process of identification and establishment of such claims has not commenced.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains certain forward-looking statements regarding our future results of operations and performance. Important factors that could cause differences in results of operations include, but are not limited to, the timing, execution and performance of new store openings, relocations and remodels; the timing and liability resulting from sales and closures; amount of time before new stores become profitable; the timing and impact of merchandising programs and promotional and advertising campaigns; the impact of competition; changes in product supply or suppliers; changes in management information needs; changes in customer needs and expectations; governmental and regulatory actions; general industry or business trends or events; changes in economic or business conditions in general or affecting the natural foods industry in particular; and competition for and the availability of sites for new stores and potential acquisition candidates. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Forward-Looking Statements.

Executive Summary

This Executive Summary section of Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a broad summary of the more specific and detailed information disclosed in other sections of this report. The context that it provides should be viewed as a supplement to, and read in conjunction with, the details contained elsewhere in this report.

Wild Oats Markets, Inc. is one of the largest natural foods supermarket chains in North America. As of the date of this report, we operated 111 natural foods stores in 24 states and British Columbia, Canada. We operate in the retail grocery industry with two store formats: the natural foods supermarket format, under the Wild Oats Natural Marketplace(R) name nationwide and the Capers Community Market(R) name in Canada; and the farmers market format, under the Henry’s Farmers Market(R) name in southern California and Phoenix, Arizona, and the Sun Harvest™ name in Texas. Both formats emphasize natural and organic products with a wide selection of products in a full-service environment. The formats share a core demographic customer profile. We manage support services provided to the stores centrally from our Boulder, Colorado headquarters. All of our stores, regardless of format, purchase from the same primary distributor based on centralized negotiations, merchandising and marketing strategies. Our distribution facility, opened in February 2004, supplies produce and other perishables for approximately 70 stores in the western United States.

In 2005, we are refining our product mix and marketing strategies to maximize the potential of all of our stores with an expanded product offering that we believe will better appeal to our customer demographics of our existing store sites. We intend to broaden our product offerings to include a limited number of convenience items. In early 2005, we began to introduce more gourmet and epicurean items to reach the specialty foods customer, and in anticipation of the 2005 release of the new U.S. Department of Agriculture "food pyramid" dietary guidelines, we launched our Superfoods program in all of our stores. Store signage helped identify 20 nutrient-dense foods, and brochures and recipes emphasizing the benefits of incorporation of Superfoods into our customer’s daily diet were offered by trained staff at all stores. We continue to expand our private label line of products, including the Wild Oats(R) and the Henry’s Marketplace(R) branded products and plan to introduce additional private label products during 2005 and beyond. We continue to focus on growth through new store development. To date in 2005, we have added six new stores to our base and plan to open three additional stores in areas where we already have a market presence.

As of July 2, 2005, we had 111 stores located in 24 states and Canada, as compared to 105 stores as of June 26, 2004.

	TOTAL STORE COUNT
	SIX MONTHS ENDED

	July 2, 2005	June 26, 2004

Store count at beginning of period	108	103
Stores opened	6	6
Stores closed	(3)	(3)
Stores sold	-	(1)

Store count at end of period	111	105

In the second quarter of fiscal 2005, we opened one new Henry’s Farmers Market store in Temecula, California, and we relocated one Wild Oats Natural Marketplace store in Suburban Portland, Oregon.

Results of Operations

Our net income for the second quarter of fiscal 2005 was $922,000, or $0.03 per diluted share, compared with net loss of $331,000, or $(0.01) per diluted share, in the same period in fiscal 2004. The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of sales and in dollars (in thousands - percentages may not add due to rounding):

	THREE MONTHS ENDED

	July 2, 2005		Jun 26, 2004

Sales	$ 284,608	100.0%	$ 251,697	100.0%
Cost of goods sold and occupancy costs	202,049	71.0%	178,263	70.8%

Gross profit	82,559	29.0%	73,434	29.2%
Direct store expenses	60,724	21.3%	56,271	22.4%
Selling, general and administrative expenses	17,201	6.0%	14,418	5.7%
Loss on disposal of assets	53	0.0%	48	0.0%
Pre-opening expenses	780	0.3%	1,982	0.8%
Restructuring and asset impairment charges (income), net	909	0.3%	(134)	(0.1)%

Income from operations	2,892	1.0%	849	0.3%

Interest income	361	0.1%	222	0.1%
Interest expense	(2,144)	(0.8)%	(1,306)	(0.5)%

Income (loss) before income taxes	1,109	0.4%	(235)	(0.1)%
Income tax expense	187	0.1%	96	0.0%

Net income (loss)	$ 922	0.3%	$ (331)	(0.1)%

	SIX MONTHS ENDED

	July 2, 2005		Jun 26, 2004

Sales	$ 562,687	100.0%	$ 515,492	100.0%
Cost of goods sold and occupancy costs	399,872	71.1%	364,652	70.7%

Gross profit	162,815	28.9%	150,840	29.3%
Direct store expenses	121,095	21.5%	113,314	22.0%
Selling, general and administrative expenses	32,241	5.7%	29,939	5.8%
Loss (gain) on disposal of assets	44	0.0%	(69)	0.0%
Pre-opening expenses	2,697	0.5%	2,581	0.5%
Restructuring and asset impairment charges, net	2,460	0.4%	135	0.0%

Income from operations	4,278	0.8%	4,940	1.0%

Loss on early extinguishment of debt	(559)	(0.1)%	-	0.0%
Interest income	685	0.1%	408	0.1%
Interest expense	(4,311)	(0.8)%	(2,341)	(0.5)%

Income before income taxes	93	0.0%	3,007	0.6%
Income tax expense	322	0.1%	1,269	0.2%

Net (loss) income	$ (229)	0.0%	$ 1,738	0.3%

Income Statement Analysis – Second Quarter of 2005 vs. Second Quarter of 2004

Sales. Sales for the three months ended July 2, 2005 increased 13.1% as compared to the same period in fiscal 2004. This increase was primarily driven by our six new stores opened since the end of the second quarter of 2004, and an increase in comparable store sales over 2004. Total square feet of open stores increased 8.6% over the second quarter of 2004, as the second fiscal quarter 2005 ended with 2.53 million total square feet as compared to 2.33 million total square feet in the second fiscal quarter of 2004. Comparable store sales increased 5.4% for the quarter as compared to a 1.5% increase in the same period last year. Comparable store basket size grew 5.0% for the fiscal quarter ended July 2, 2005 as compared to 4.5% in the same period last year, while customer traffic increased 0.3% as compared to a decline of 3.0% for the second quarters 2005 and 2004, respectively. During the second quarter, the Company lapped the final quarter of difficult comparisons when it benefited from the California strike against conventional grocery retailers. Excluding the strike affected stores, comparable sales were 7.9% relative to 0.1% during the second quarter of 2005 and 2004, respectively.

Gross profit. Gross profit consists of sales less cost of goods sold and store occupancy costs. Occupancy costs include store related depreciation, rent and utilities. As a percentage of sales, gross profit decreased to 29.0% in the second quarter of fiscal 2005 from 29.2% in the same period in fiscal 2004, due primarily to the impact of the lower gross profit at new stores, which is approximately 40 basis points relative to prior year. Offsetting this decrease was margin improvement in our existing store base of approximately 20 basis points, due primarily to department mix changes. New stores historically carry lower margins after opening due to higher shrink and heavy promotional activity.

Direct store expenses. Direct store expenses include the following: payroll, payroll taxes and benefits, store supplies and maintenance, in-store community marketing and other store-specific contract costs. As a percentage of sales, direct store expenses decreased to 21.3% in the fiscal quarter ended July 2, 2005, from 22.4% in the same period last year. The improvement is due to leveraging payroll and the related taxes along with improved loss history in our self-insured employee benefits. There has also been a minor shift in marketing strategy which has seen the in-store community marketing costs remain constant over last year, while incremental marketing spending is noted in selling, general and administrative expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses include corporate and regional administrative support services, purchasing, marketing and travel. Selling, general and administrative expenses for the quarter ended July 2, 2005 increased 0.3% as compared to the same period in fiscal 2004. Selling, general and administrative expenses in the second quarter of 2005 exceeded the same period in 2004 due to an increased level of marketing and advertising expenses spent to maintain sales momentum in addition to accrued corporate and regional level bonuses.

Pre-opening expenses. Pre-opening expenses include labor, rent, advertising, utilities, supplies and certain other costs incurred prior to a store’s opening. Pre-opening expenses for the second quarter of fiscal 2005 decreased to $780,000 compared to $2.0 million during the same period in fiscal 2004, due to the opening of two new stores in the second quarter of fiscal 2005 compared to five new stores during the second quarter of last year.

Restructuring and asset impairment charges, net. During the second quarter of fiscal 2005, we recorded net restructuring and asset impairment expense of $909,000. Details of the significant components are as follows:

  Changes in estimate related to lease-related liabilities for sites previously identified for closure or sale. ($287,000 of restructuring income) - During the second quarter of fiscal 2005, the Company accrued additional amounts for the remaining lease term, net of subtenant income, for two closed Tennessee locations. In addition, the Company reached a written agreement to receive a fee for early termination of an existing lease agreement in Scottsdale, Arizona. Based on these changes in facts and circumstances and the related changes in estimate, the Company adjusted remaining lease-related liabilities previously recorded for these locations and reduced the estimated liability for these leases during the second quarter of fiscal 2005.

  Lease-related liability for sites closed and relocated during the second quarter. ($304,000 of restructuring expense) - During the second quarter of 2005, the Company relocated one store in Oregon and recognized a charge for future estimated minimum lease payments net of the location’s straight-lined rent liabilaity.

  Severance for employees notified of termination in the second quarter of fiscal 2005. ($104,000 of restructuring income) - During the second quarter of 2005, 22 employees were notified of their involuntary termination in connection with the relocation of one store. In addition, 69 employees who had been previously identified and notified of involuntary termination were able to obtain alternate employment within the Company or did not qualify to receive the severance payments due to their early resignations. This resulted in the reversal of previously accrued liabilities. During the second quarter, $118,000 in benefits were paid to employees. As of July 2, 2005, outstanding severance accruals totaled $6,000.

  Accretion expense on lease-related liabilties. ($112,000 of restructuring expense) - During the second quarter, the Company accrued accretion expense on reserves for lease-related liabilities that were calculated using the net present value of the minimum lease payments (net of sublease income).

In addition to the net restructuring expense described above, management also identified during the second quarter of 2005, net asset impairment charges of $884,000 in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets for two stores held for use. In determining whether an impairment exists, the Company estimates the store’s future cash flows on an undiscounted basis, and if the cash flows are not sufficient to recover the carrying value, then the Company uses a discounted cash flow based on a risk-adjusted discount rate, to adjust its carrying value of the assets, and records a provision for impairment as appropriate. The Company continually re-evaluates its stores’ performance to monitor the carrying value of its long-lived assets in comparison to projected cash flows.

Interest income. Interest income was $361,000 for the second quarter ended July 2, 2005 compared to $222,000 for the fiscal quarter ended June 26, 2004. This is due to the increase in average cash and short-term investment balances over prior year.

Interest expense. Interest expense for the fiscal quarter ended July 2, 2005 increased to $2.1 million from $1.3 million in the same period in fiscal 2004, as a result of the increase of average borrowings due to the $115.0 million debentures.

Income tax expense. For the quarter ended July 2, 2005, we recorded $187,000 of income tax expense, as a result of taxable foreign income during the period. In addition, we concluded that the valuation allowance recorded during the first quarter of 2005 could be partially reversed to reflect the benefit of a decrease in the year-to-date domestic loss.

Income Statement Analysis – First Six Months of 2005 vs. First Six Months of 2004.

Sales. Sales for the six months ended July 2, 2005 increased 9.2% as compared to the same period in fiscal 2004. This increase was primarily driven by our new stores and an increase in average basket size. Comparable store sales increased 2.5% for the first half of 2005 which was less than the 4.9% increase for the same period in 2004 due to the California conventional grocery strike.

Gross profit. Gross profit consists of sales less cost of goods sold and store occupancy costs. Occupancy costs include store related depreciation, rent and utilities. As a percentage of sales, gross profit decreased to 28.9% in the first six months of fiscal 2005 from 29.3% in the same period in fiscal 2004, due primarily to the impact of the lower gross profit at new stores, which is approximately 30 basis points relative to prior year, and the impact of the southern California conventional grocery strike during the first quarter of 2004.

Direct store expenses. Direct store expenses include the following: payroll, payroll taxes and benefits, store supplies and maintenance, in-store community marketing and other store-specific contract costs. As a percentage of sales, direct store expenses decreased to 21.5% in the year to date period ended July 2, 2005, from 22.0% in the same period last year. The improvement is due to leveraging payroll and the related taxes along with improved loss history in our self-insured employee benefits.

Selling, general and administrative expenses. Selling, general and administrative expenses include: corporate and regional administrative support services, purchasing, marketing and travel. Selling, general and administrative expenses for the six months ended July 2, 2005 decreased 0.1% as compared to the same period in fiscal 2004. Selling, general and administrative expenses during the first six months of 2005 decreased over prior year due to the Company’s third quarter 2004 reorganization and ability to achieve greater operating efficiency through information technology investments. These efficiencies were offset by additional marketing expenses and accrued corporate and regional level bonuses.

Loss on disposal of assets. We recorded a $44,000 loss on disposal of assets for the six months ended July 2, 2005 compared to a $69,000 gain in the same period in fiscal 2004.

Pre-opening expenses. Pre-opening expenses include labor, rent, advertising, utilities, supplies and certain other costs incurred prior to a store’s opening. Pre-opening expenses for year to date fiscal 2005 were consistent with prior year, due to the opening of six new stores in each of the six months ended 2005 and 2004.

Restructuring and asset impairment charges, net. For the six months ended July 2, 2005, we recorded net restructuring and asset impairment expense of $2,460,000 consisting of the following components (in thousands):

  Changes in estimate related to lease-related liabilities for sites previously identified for closure or sale. ($147,000 of restructuring income) – For the six months ended July 2, 2005, the Company accrued additional amounts for a Tennessee location prior to finding a subtenant, and subsequently accrued the minimum estimated lease payments net of expected subtenant income for two Tennessee locations. In addition, the Company reached an agreement to receive a fee for early termination of an existing lease agreement in Scottsdale, Arizona.

  Lease-related liabilities for sites closed year to date through July 2, 2005. ($424,000 of restructuring expense) - For the six months ended July 2, 2005, the Company closed one store in Eugene, Oregon and relocated two other stores; one in Arizona and one in Oregon.

  Severance for employees notified of termination. ($113,000 of restructuring expense) – For the six months ended July 2, 2005, 71 employees were notified of their involuntary termination in connection with the closure of two stores, the relocation of one store and a regional office. As of July 2, 2005, $305,000 in benefits had been paid to the employees.

  Accretion expense on lease-related liabilities. ($226,000 of restructuring expense) - During the first six months of 2005, the Company accrued accretion expense on reserves for lease-related liabilities that were calculated using the net present value of the minimum lease payments (net of sublease income).

  Write off of goodwill. ($960,000 of restructuring expense) - During the first quarter of fiscal 2005, the Company closed its remaining store in Eugene, Oregon and exited the market area. The goodwill, net of accumulated amortization associated with this market area, was written off.

  Asset impairment charges. In addition to the net restructuring expense described above, for the six months ended July 2, 2005, the Company has recorded $884,000 in asset impairment charges related to two stores held for use.

Loss on early extinguishment of debt. During the year to date period ended 2005, we had a loss on the early extinguishment of debt of $559,000 due to the write off of remaining unamortized debt issuance costs relating to the termination of the Wells Facility (see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources below). There was no such activity during the six months of fiscal 2004.

Interest income. Interest income was $685,000 for the six months ended July 2, 2005 compared to $408,000 for the same period ended June 26, 2004. This is due to the increase in average invested cash and short-term investment balances over prior year.

Interest expense. Interest expense for the fiscal year to date period ended July 2, 2005 increased to $4.3 million from $2.3 million in the same period in fiscal 2004, as a result of the increase of average borrowings due to the $115.0 million debentures.

Income tax expense. For the year to date period ended July 2, 2005, we recorded $322,000 of income tax expense, as a result of taxable foreign income during the period. The tax valuation allowance established at fiscal 2004 year end was partially reversed as a result of the decrease in domestic loss year to date through the second quarter.

Earnings before interest, taxes, depreciation and amortization, loss on early extinguishment of debt, loss (gain) on asset disposals, net, and restructuring and asset impairment charges (income), net, as adjusted ("EBITDA, as adjusted"). EBITDA, as adjusted, was $19.9 million for the six months ended 2005 as compared to $19.0 million in the first six months of 2004. We believe that the reconciliation of earnings before interest, taxes, depreciation and amortization ("EBITDA") and EBITDA, as adjusted, provides meaningful non GAAP financial measures to help management and investors understand and compare business trends among different reporting periods on a consistent basis, independently of regularly reported non-cash charges and infrequent or unusual events as determined by management. Readers are cautioned not to view EBITDA or EBITDA, as adjusted, as an alternative to GAAP results or as being comparable to results reported or forecasted by other companies, and should refer to the reconciliation of GAAP net income (loss) results to EBITDA and EBITDA, as adjusted, for the second quarters and first halves of 2005 and 2004, respectively. For an explanation of EBITDA, and EBITDA, as adjusted, see Non GAAP Financial Information.

Remainder of 2005. Comparable store sales for full fiscal 2005 are expected to be in the range of 3.0% to 4.0%.

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

Net cash generated by operating activities decreased to $14.7 million during the first six months of fiscal 2005, as compared to $21.5 million during the same period in fiscal 2004. This decrease is due to lower net earnings, higher restructuring charges and working capital changes as compared to second quarter 2004.

Net cash used in investing activities was $836,000 during the first six months of fiscal 2005 as compared to a $26.4 million use of cash during the same period in fiscal 2004, due to a decrease in capital expenditures and proceeds from the sale of the short term investments in 2005.

Net cash used in financing activities of $1.0 million during the first six months of 2005 was $54.3 million less than the $53.3 million reported during the same period in fiscal 2004. The decrease in cash flows from financing activities is the direct result of a $115 million private debenture offering completed in June 2004 as discussed below.

EBITDA. EBITDA was $16.8 million for the six month period ended July 2, 2005, as compared to $19.0 million for the six months ended June 26, 2004. EBITDA was negatively impacted in 2005 due to $2.3 million of restructuring and asset impairment charges in addition to $559,000 in losses on the extinguishment of debt. For an explanation and reconciliation of EBITDA, see Non GAAP Financial Information.

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

The debentures are callable and convertible into our common stock prior to maturity at the option of the holders under the following circumstances: (1) during any calendar quarter commencing after June 30, 2004 and before March 31, 2029, if the last reported sale price of our common stock is greater than or equal to 130% of the conversion price of $17.70 per share; (2) at any time on or after April 1, 2029 if the last reported sale price of our common stock on any date on or after March 31, 2029 is greater than or equal to 130% of the conversion price; (3) subject to certain limitations, during the five business-day period after any five consecutive trading-day period in which the trading price per debenture for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of our common stock; (4) if we call the debentures for redemption; (5) upon the occurrence of certain corporate transactions; or (6) if we obtain credit ratings for the debentures, at any time when the credit ratings assigned to the debentures are below specified levels. The debentures are initially convertible into 56.5099 shares of our common stock per $1,000 principal amount, which is equivalent to approximately $17.70 per share, for total initial underlying shares of 6,498,639. The conversion rate will be subject to adjustment upon the occurrence of specified events. During the second quarter of 2005, we made an irrevocable election to pay the principal amount of debentures in cash upon conversion; however, the Company retains the ability to satisfy the remainder of any conversion payment, in cash or any combination of cash and common stock. Pursuant to the underwriting agreement and within 90 days of issuance, we filed a shelf registration statement covering resales of the debentures and the common stock issuable upon conversion thereof.

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

There are no financial covenants within the debenture indenture, however, we paid penalty interest of 0.25% for the first 90 days of 2005 and paid or will be paying 0.50% thereafter until the debentures are publicly registered. As of July 2, 2005, the Company has accrued $79,095 and paid $138,160 in additional interest to debenture holders due to not having an effective registration statement within the specified timeframe.

In 2004, total proceeds from the issuance of the debentures were $115.2 million. We used $25.0 million of the net proceeds to repurchase 1,977,800 outstanding shares of its common stock, $31.2 million to pay the outstanding balance on its credit facility, and approximately $3.7 million to pay related debt issuance costs.

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

As of July 2, 2005, we had no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees, except as disclosed in the notes to the consolidated financial statements. As of July 2, 2005, we had a working capital deficit of $(21.4) million, or an improvement of $3.5 million over fiscal 2004 year-end.

Capital expenditures. We spent approximately $5.8 million during the second fiscal quarter of fiscal 2005 for new store construction, remodels and other capital expenditures. Our average capital expenditures to open a store, including leasehold improvements, equipment and fixtures, has ranged from approximately $2.0 million to $5.0 million historically, excluding inventory costs and initial operating losses. We anticipate that the average capital expenditures to open a natural foods supermarket format store will be $2.0 million to $4.0 million in the future, on a turnkey lease basis. Turnkey leases are properties that are ready for a tenant to begin business by having the tenant furnish only furniture and inventory. Our average capital expenditures to open a farmers’ market format store are estimated at $1.6 million to $3.0 million in the future. Delays in opening new stores may result in increased pre-opening costs for the site, as well as lower than planned sales for the Company.

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
    Self-insurance reserves, and
    Tax valuation allowances

We believe the following critical accounting policies affect our most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no changes in 2005 in the application of these policies:

Goodwill. Goodwill consists of the excess cost of acquired companies over the sum of the fair market value of their underlying assets acquired and liabilities assumed. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is reviewed for impairment annually at the end of the second quarter at a reporting unit level, or more frequently, if certain indicators of impairment exist. We have one reporting unit at the enterprise level to which goodwill is allocated. We estimate fair value utilizing a combination of three different methods, consisting of market capitalization, discounted future cash flows, and earnings before interest, taxes, depreciation, amortization ("EBITDA") multiples, and compare it to the carrying value of the enterprise for purposes of identifying potential impairment.

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

Two of the most significant assumptions underlying the determination of the fair value of goodwill and other intangible assets are the EBITDA multiples and the growth rate on our free cash flow projections. In connection with our annual goodwill impairment measurement, we determined that a 33% reduction in our EBITDA multiple would have decreased the valuation model by $71.9 million and a 25% reduction in our free cash flow projection percentage would have resulted in a decrease of $100.7 million. Despite these calculated decreases, our lowest valuation still exceeds book value, and therefore, no impairment would be recognized.

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

A 2% increase in our sales growth assumption utilized in the cash flow projection would have resulted in no change to the number of stores or related dollar amount of impaired assets. A 2% decrease in our sales growth assumption would have resulted in the impairment of an additional two stores held for use and approximately $2.2 million of additional asset impairment charges.

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

In calculating the lease related liabilities, we apply a discount rate to the estimation of our remaining lease obligations. By decreasing the discount rate by 22%, we determined that our second quarter lease related restructuring expense would have increased by approximately $39,000. An increase of 22% in the discount rate would have decreased the second quarter lease related restructuring expense by $35,000.

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

Relative to the above, a hypothetical increase of 1% to our cost-to-retail ratio would result in a decrease of approximately $700,000 to our inventory valuation. Conversely, a hypothetical decrease of 1% would result in an increase of approximately $700,000 to our inventory balance as of the end of second quarter, 2005. With regards to our allowance for inventory, an increase or decrease of 1% would cause our allowance to fluctuate by about $590,000.

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

Tax valuation allowances. We utilize the concepts and guidance of SFAS No. 109, "Accounting for Income Taxes" in assessing the ability to realize our deferred tax assets. The Company establishes valuation allowances based on historical taxable income, projected future income, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. Based on our analysis in 2004, we established a full valuation allowance against our net deferred tax assets as it was not more likely than not that the assets would be realized under SFAS No. 109 Accounting for Income Taxes.

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

Non GAAP Financial Information

The following is a reconciliation of EBITDA and EBITDA, as adjusted, to net income (in thousands):

	THREE MONTHS ENDED

	July 2, 2005	June 26, 2004

Net income (loss)	$ 922	$ (331)
Interest expense, net of interest income	1,783	1,084
Income tax expense	187	96
Depreciation and amortization	6,382	6,609

EBITDA	9,274	7,458
Loss on asset disposals, net	53	48
Restructuring and asset impairment charges (income), net	909	(134)

EBITDA, as adjusted	$ 10,236	$ 7,372

	SIX MONTHS ENDED

	July 2, 2005	June 26, 2004

Net (loss) income	$ (229)	$ 1,738
Interest expense, net of interest income	3,626	1,933
Income tax expense	322	1,269
Depreciation and amortization	13,117	14,014

EBITDA	16,836	18,954
Loss on early extinguishment of debt	559	-
Loss (gain) on asset disposals, net	44	(69)
Restructuring and asset impairment charges, net	2,460	135

EBITDA, as adjusted	$ 19,899	$ 19,020

EBITDA and EBITDA, as adjusted, are measures used by management to measure operating performance.  EBITDA is defined as net income plus interest, taxes, depreciation, and amortization.  EBITDA, as adjusted, excludes certain non-cash charges and other items that management does not utilize in assessing operating performance or for purposes of corporate and regional level bonuses.  The items included in the reconciliation from EBITDA to EBITDA, as adjusted, are either (a) non-cash items (e.g. asset impairments) or (b) items that management does not consider to be relevant to assessing operating performance (e.g. restructuring, gain/loss on sale of assets, net).  Regarding the non-cash items, management believes that investors can better assess operating performance if the measures are presented without such items.   In the case of the items that management does not consider relevant to assessing operating performance, management believes that investors can better assess ongoing operating performance if the measures are presented without these items because their financial impact has no continuing relevance to our ongoing business.  The above table reconciles net income to EBITDA and EBITDA, as adjusted.   Management believes that EBITDA and EBITDA, as adjusted, are useful to investors because securities analysts, lenders and other interested parties frequently utilize them to evaluate our peer companies and us. Neither EBITDA nor EBITDA, as adjusted, are recognized terms under GAAP and do not purport to be an alternative to net income as an indicator of operating performance or any other GAAP measure.  Not all companies utilize identical calculations, therefore, the presentation of EBITDA and EBITDA, as adjusted, may not be comparable to other identically titled measures of other companies.  In addition, EBITDA and EBITDA, as adjusted, are not intended to be measures of free cash flow for management’s discretionary use since they do not consider certain cash requirements, such as interest payments, tax payments and capital expenditures.

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

Should we begin drawing on the B of A Facility for additional capital, our exposure to interest rate changes would be primarily related to our variable rate debt issued under the B of A Facility. The total commitment available is $40.0 million under a revolving line of credit, with a five-year term expiring March 31, 2010. The interest rate on the credit facility is prime or LIBOR plus 1.25%, at our election, and the rates modify depending on the excess borrowings availability over amounts borrowed. Because the interest rate on the facility is variable, based upon the prime rate or LIBOR, the Company's interest expense and net income would be affected by interest rate fluctuations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of July 2, 2005. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of July 2, 2005, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended July 2, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Wild Oats Markets Canada, Inc., as successor to Alfalfa's Canada, Inc., a Canadian subsidiary of the Company, was a defendant in Helen Fakhri and Ady Aylon, as Representative Plaintiffs v. Alfalfa's Canada, Inc., a class action suit for monetary damages brought in the Supreme Court of British Columbia, Canada by the representative plaintiffs on behalf of two groups of claimants - those who claim to have contracted Hepatitis A allegedly through the consumption of food purchased at a Capers Community Market in the spring of 2002, and those who were inoculated against Hepatitis A in March and April, 2002, after handling and/or consuming food products from Capers that were or might have been contaminated with Hepatitis A. In July 2005, the Court approved a settlement agreement pursuant to which plaintiffs submitting proof of claim receive either cash or a gift card, redeemable at our Canadian stores, of certain amounts determined by classification of the claimant within one of three separate categories. Our insurers have acknowledged coverage for defense and administrative costs and settlement liability, and we have exhausted our deductible.

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

In June 2002 an administrative law judge ("ALJ") found against us in Wild Oats Markets, Inc. and Local 371, United Food & Commercial Workers, in certain unfair labor practice charges brought in connection with the opening of our store in Westport, Connecticut. We appealed the ALJ’s decision to the National Labor Relations Board. In May 2005, the National Labor Relations Board denied the appeal and issued a Decision and Order, setting forth certain equitable, injunctive and monetary remedies to be undertaken by us, including payment of backpay less interim earnings, and offers of employment to certain former employees of a store that we previously sold in 2000 (the "Sold Store"). We are currently evaluating whether to appeal all or part of the Decision. We are not presently able to estimate our potential liability to former employees of the Sold Store because the process of identification and establishment of such claims has not commenced.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on May 17, 2005, the Company’s stockholders elected the following director to the Company’s Board of Directors for a three-year term: David Gallitano. The following number of votes were cast for and against the election of the director:

Director	For	Withheld
David Gallitano	24,057,316	324,207

The remaining directors whose terms continue after the meeting date are Stacey Bell, David Chamberlain, Brian Devine, Robert Miller, Perry Odak, Mark Retzloff and John Shields.

The Company’s stockholders ratified the selection of Ernst & Young, LLP as independent accountants for the Company for its fiscal year ended December 31, 2005. The shareholders voted for the ratification by the following number of votes:

For	Against	Abstain	Broker Non-Votes
24,282,005	64,014	35,504	0

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

10.1#**	Employment Agreement dated April 26, 2005 between Robert B. Dimond and the Registrant. (1)
10.2#**	Robert B. Dimond Equity Incentive Plan. (1)
10.3#**	Severance Agreement dated May 9, 2005 between Robert B. Dimond and Registrant. (1)
10.4#**	Fourth Amendment to Employment Agreement, dated May 10, 2005, between Perry D. Odak and the Registrant. (1)
10.5**

First Amendment dated June 20, 2005, to Loan and Security Agreement Loan and Security Agreement, dated March 31, 2005, by and among Wild Oats Markets, Inc., Bank of America, N.A., as agent, and the lenders identified therein. (2)

10.6#+	Employment Agreement dated July 19, 2005 between Dan Bolstad and the Registrant.
10.7#+	Dan Bolstad Equity Incentive Plan.
10.8#+	Severance Agreement dated July 27, 2005 between Dan Bolstad and Registrant.
31.1+	CEO Certification under Section 302 of Sarbanes-Oxley Act of 2002
31.2+	CFO Certification under Section 302 of Sarbanes-Oxley Act of 2002
32.1+	CEO Certification under Section 906 of Sarbanes-Oxley Act of 2002
32.2+	CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002

# Management Compensation Plan.
** Previously filed.
+ Included herewith.
(1) Incorporated by reference from the Registrant’s 10-Q for the period ended April 2, 2005 (File No. 0-21577)
(2) Incorporated by reference from the Registrant’s Form 8-K filed on July 6, 2005 (File No. 0-21577).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, County of Boulder, State of Colorado, on the 11th day of August 2005.

Wild Oats Markets, Inc.
(Registrant)

By: /s/ Robert B. Dimond
Robert B. Dimond
Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)