Form 10-Q
period 2005-10-01
WILD OATS MARKETS INC
filed 2005-11-09
CIK 909990

TABLE OF CONTENTS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2005.

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 0-21577

WILD OATS MARKETS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1100630
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
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

  Yes       ( X )       No      (    )

As of November 7, 2005, there were 29,032,639 shares outstanding of the registrant's common stock (par value $.001 per share).

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

WILD OATS MARKETS, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	October 1, 2005	January 1, 2005
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$ 51,373	$ 30,671
Short-term investments	-	11,144
Inventories (net of reserves of $909 and $815, respectively)	59,819	54,960
Accounts receivable (net of allowance for doubtful accounts of $192 and $153, respectively)	3,400	3,860
Prepaid expenses and other current assets	5,811	5,741
Current deferred tax asset	258	-

Total current assets	120,661	106,376

Property and equipment, net	176,655	177,830
Goodwill, net	105,124	106,084
Other intangible assets, net	6,193	6,491
Deposits and other assets	6,137	8,361
Deferred tax asset, net	-	418

	$ 414,770	$ 405,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 56,443	$ 54,428
Book overdraft	21,728	23,325
Accrued liabilities	54,265	53,154
Current portion of debt, capital leases and financing obligations	628	405

Total current liabilities	133,064	131,312

Long-term debt, capital leases and financing obligations	148,296	148,675
Other long-term obligations	27,390	24,472

	308,750	304,459

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 60,000,000 shares authorized, 31,008,782 and 30,466,701 shares issued; and 29,030,982 and 28,488,901 shares outstanding, respectively	31	30
Treasury stock, at cost: 1,977,800 shares as of October 1, 2005 and January 1, 2005	(24,999)	(24,999)
Additional paid-in capital	226,274	221,029
Note receivable, related party	(11,889)	(11,416)
Accumulated deficit	(84,657)	(84,509)
Accumulated other comprehensive income	1,260	966

Total stockholders’ equity	106,020	101,101

	$ 414,770	$ 405,560

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Operations

(in thousands, except per-share data) (unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004

Sales	$278,522	$250,739	$841,209	$766,231
Cost of goods sold and occupancy costs	197,785	181,911	597,657	546,563

Gross profit	80,737	68,828	243,552	219,668
Operating expenses:
Direct store expenses	62,086	57,898	183,181	171,212
Selling, general and administrative expenses	16,644	15,517	48,885	45,456
Loss on disposal of assets	43	192	87	123
Pre-opening expenses	325	1,731	3,022	4,312
Restructuring and asset impairment charges, net	51	1,944	2,511	2,079

Income (loss) from operations	1,588	(8,454)	5,866	(3,514)
Loss on early extinguishment of debt	-	-	(559)	-
Interest income	451	370	1,136	778
Interest expense	(1,784)	(1,944)	(6,095)	(4,285)

Income (loss) before income taxes	255	(10,028)	348	(7,021)
Income tax expense (benefit)	173	(2,976)	496	(1,707)

Net income (loss)	$ 82	$ (7,052)	$ (148)	$ (5,314)

Net income (loss) per common share:
Basic	$ 0.00	$ (0.25)	$ (0.01)	$ (0.18)
Diluted	$ 0.00	$ (0.25)	$ (0.01)	$ (0.18)

Weighted average common shares outstanding, basic	28,928	28,458	28,717	29,480
Dilutive effect of stock options and restricted stock units	766	-	-	-

Weighted average common shares outstanding, assuming dilution	29,694	28,458	28,717	29,480

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands) (unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004

Net income (loss)	$ 82	$ (7,052)	$ (148)	$ (5,314)

Other comprehensive income:
Foreign currency translation adjustments	571	346	316	129
Unrealized gain (loss) on available-for-sale securities	6	7	(22)	7

Other comprehensive income	577	353	294	136

Comprehensive income (loss)	$ 659	$ (6,699)	$ 146	$ (5,178)

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	NINE MONTHS ENDED

	October 1,	September 25,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (148)	$ (5,314)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,635	21,289
Loss on disposal of property and equipment	87	123
Deferred tax expense (benefit)	223	(2,386)
Restructuring and asset impairment expense, net	2,511	2,079
Interest on related party receivable	(473)	(447)
Stock based compensation	383	539
Income tax benefit from stock based compensation	-	519
Accretion of debt issuance costs	96	277
Loss on early extinguishment of debt	559	-
Change in assets and liabilities:
Inventories, net	(4,817)	(6,629)
Receivables, net, and other assets	1,941	2,125
Accounts payable	1,950	7,643
Accrued liabilities and other liabilities	3,387	3,348

Net cash provided by operating activities	25,334	23,166

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,182)	(41,540)
Purchase of short-term investments	-	(26,299)
Proceeds from sale of short-term investments	11,122	-
Proceeds from sale of property and equipment	58	988

Net cash used in investing activities	(8,002)	(66,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under line-of-credit agreement	-	(30,179)
Net decrease in book overdraft	(1,597)	(5,193)
Proceeds from long-term debt	-	115,150
Purchase of treasury stock	-	(24,999)
Payment of debt issuance costs	-	(3,866)
Repayments on notes payable, long-term debt and capital leases	(156)	(148)
Proceeds from issuance of common stock, net	4,863	3,420

Net cash provided by financing activities	3,110	54,185

Effect of exchange rate changes on cash	260	168

Net increase in cash and cash equivalents	20,702	10,668
Cash and cash equivalents at beginning of period	30,671	17,400

Cash and cash equivalents at end of period	$ 51,373	$ 28,068

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired through capital lease	$ 278	$ 105

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

The Consolidated Balance Sheet as of October 1, 2005, the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended October 1, 2005 and September 25, 2004, as well as the Consolidated Statements of Cash Flows for the nine months ended October 1, 2005 and September 25, 2004 have been prepared without an audit. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement thereof, have been made.

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

The unaudited information included in the consolidated financial statements for the three and nine months ended October 1, 2005 and September 25, 2004 include the results of operations of the Company for the 13 and 39 weeks then ended.

2.	Short-Term Investments

The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization and accretion is included in interest income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Realized income and dividends on securities classified as available-for-sale are included in interest income. Investments classified as available-for-sale are marked to market each reporting period with the unrealized gain or loss reflected as a component of other comprehensive income (loss).

3.	Stock-Based Compensation

At October 1, 2005, the Company had five stock-based employee compensation plans, which are described more fully in Note 9 – Stock Plans and Options in our fiscal 2004 Annual Report filed on Form 10-K, as amended, for the period ended January 1, 2005. These plans allow for awards of both stock options and restricted stock units ("RSUs"). The Company accounts for those plans in accordance with the intrinsic value based method in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Some stock-based compensation expense is reflected in net income for options issued at a discount and for RSUs issued as Board of Directors’ compensation. All other options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant; therefore, no stock-based compensation expense is reflected in net income for these grants. Reflected in results of operations for the first nine months of fiscal 2005 and 2004 is compensation expense of $383,000 and $539,000, respectively.

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

	THREE MONTHS ENDED		NINE MONTHS ENDED

	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004

Net income (loss), as reported	$ 82	$ (7,052)	$ (148)	$ (5,314)
Add: Stock-based compensation expense included in reported net income, net of tax*	86	78	232	414
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax*	(46)	(286)	(1,156)	(1,776)

Pro forma net income (loss)	$ 122	$ (7,260)	$ (1,072)	$ (6,676)

Earnings (loss) per share:
Basic – as reported	$ 0.00	$ (0.25)	$ (0.01)	$ (0.18)

Basic – pro forma	$ 0.00	$ (0.26)	$ (0.04)	$ (0.23)

Diluted – as reported	$ 0.00	$ (0.25)	$ (0.01)	$ (0.18)

Diluted - pro forma	$ 0.00	$ (0.26)	$ (0.04)	$ (0.23)

* Amounts are net of a statutory tax rate which is not necessarily indicative of our effective tax rate for the respective periods.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R is a revision of SFAS No. 123, and supersedes APB Opinion No. 25. The new standard establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services, including stock option and restricted stock grants. The provisions of SFAS No. 123R will be effective for the Company on January 1, 2006. The Company is currently evaluating the impact on its results from adopting SFAS No. 123R, but expects it to be comparable to the pro forma effects of applying the original SFAS No. 123. Accordingly, the adoption of SFAS No. 123R is expected to have a material effect on the Company’s results of operations.

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

4.	Property and Equipment

Property, plant and equipment are recorded at cost and consist of the following (in thousands):

	October 1, 2005	January 1, 2005

Machinery and equipment	$ 136,662	$ 131,133
Buildings and leasehold improvements	164,630	156,829
Construction in progress	8,501	14,283

	309,793	302,245
Less: accumulated depreciation	(133,138)	(124,415)

Property and equipment, net	$ 176,655	$ 177,830

Depreciation expense was $6.4 million and $7.2 million for the three months and $19.3 and $21.0 million for the nine months ended October 1, 2005 and September 25, 2004, respectively.

In June 2005, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased After Lease Inception Acquired in a Business Combination ("EITF No. 05-6"). EITF No. 05-6 requires that leasehold improvements acquired in a business combination be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals deemed to be reasonably assured at the date of acquisition. EITF No. 05-6 further requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term shall be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals deemed to be reasonably assured at the date of the acquisition. EITF No. 05-6 became effective for the Company’s fiscal quarter beginning July 2, 2005. The adoption of EITF No. 05-6 did not have a material effect on the Company’s Consolidated Financial Statements.

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

During the second quarter of 2005, the Company made an irrevocable election to pay the principal amount of debentures in cash upon conversion, however, the Company retains the ability to satisfy the remainder of any conversion payment in cash or any combination of cash and common stock. The debentures are callable and convertible into the Company's common stock prior to maturity at the option of the holders under the following circumstances: (1) during any calendar quarter commencing after June 30, 2004 and before March 31, 2029, if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the conversion price of $17.70 per share; (2) at any time on or after April 1, 2029 if the last reported sale price of the Company’s common stock on any date on or after March 31, 2029 is greater than or equal to 130% of the conversion price; (3) subject to certain limitations, during the five business-day period after any five consecutive trading-day period in which the trading price per debenture for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of the Company's common stock; (4) if the Company calls the debentures for redemption; (5) upon the occurrence of certain corporate transactions; or (6) if the Company requests a credit rating for the debentures, at any time when the credit ratings assigned to the debentures are below specified levels. While a credit rating has been issued for the debentures, the rating was not requested by the Company, but initiated by the rating agency. Therefore, a change in the current rating will not trigger a call provision. The debentures are initially convertible into 56.5099 shares of the Company's common stock per $1,000 principal amount, which is equivalent to approximately $17.70 per share, for total initial underlying shares of 6,498,639. The conversion rate will be subject to adjustment upon the occurrence of specified events. Pursuant to the underwriting agreement and within 90 days of issuance, the Company filed a shelf registration statement covering resales of the debentures and the common stock issuable upon conversion thereof. The registration statement was declared effective August 26, 2005.

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

There are no financial covenants within the debenture indenture, however, the Company paid penalty interest of 0.25% for the first 90 days of 2005 and paid 0.50% thereafter until the debentures were publicly registered on August 26, 2005. As of October 1, 2005, the Company has accrued $166,943 and paid $138,160 in additional interest to debenture holders due to not having an effective registration statement within the specified timeframe.

In 2004, total proceeds from the issuance of the debentures were $115.2 million. The Company used $25.0 million of the net proceeds to repurchase 1,977,800 outstanding shares of its common stock, $31.2 million to pay the outstanding balance on its credit facility, and approximately $3.7 million to pay related debt issuance costs.

Credit facility. On March 31, 2005, the Company entered into a five-year revolving secured credit facility with Bank of America, N.A. (the "B of A Facility"). Concurrent with the execution of the B of A Facility, the Company terminated its existing $95 million credit facility (the "Wells Facility") with Wells Fargo Bank N.A. as administrative agent. The B of A Facility allows borrowings and letters of credit up to a maximum of $40 million, with an option to increase borrowings up to $100 million, subject to a borrowing base determined by the value of certain inventory, credit card receivables, invested cash and, at the Company’s discretion, mortgaged leaseholds. The B of A Facility is secured by certain assets including, but not limited to, cash, inventory and fixed assets. Borrowings under the B of A Facility bear interest, at the Company’s election, at the prime rate or at LIBOR plus a margin ranging from 1.00% to 1.50%, depending on the excess borrowing availability over amounts borrowed. Interest rates are determined quarterly. The Company is charged a commitment fee on the unused portion of the B of A Facility. There are no financial covenants, other than the obligation to maintain a certain percentage of minimum excess availability (as defined in the agreement) at all times. The B of A Facility requires compliance on a monthly basis with certain non-financial covenants, including limitations on incurring additional indebtedness and making investments, the use and disposition of collateral, changes of control, as well as cash management provisions. In conjunction with the debt refinancing, the Company incurred a non-cash charge of approximately $559,000 to write off the remaining unamortized debt issuance cost from the Wells Facility and capitalized debt issuance costs of approximately $371,000 through October 1, 2005, to be amortized over the life of the agreement using the effective interest method. As of October 1, 2005, the Company had letters of credit outstanding totaling $11.3 million with Bank of America and $520,000 outstanding with Wells Fargo.

The Wells Facility was entered into in February of 2003, with Wells Fargo Bank N.A. acting as lead bank and administrative. The Wells Facility had a $95 million limit and a three-year term with a one-year renewal option. As of January 1, 2005, and as of the date of termination of the Wells Facility, there were no outstanding borrowings under the Wells Facility, and letters of credit outstanding totaled $9.1 million.

6.	Derivatives and Hedging Activities

The Company does not have any derivative financial instruments as of October 1, 2005 that meet the criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

7.	Earnings Per Share

Earnings per share are calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, except where the effect of their inclusion would be anti-dilutive. Anti-dilutive stock options of 437,747 and 1,190,480 for the three months ended October 1, 2005 and September 25, 2004, respectively, and 938,146 and 614,830 for the nine months ended October 1, 2005 and September 25, 2004, respectively, were not included in the diluted earnings per share calculations.

The Emerging Issues Task Force ("the Task Force") of the FASB concluded in Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share that contingently convertible debt should be included in diluted earnings per share computations using the if-converted method regardless of whether any of the conversion contingencies have been met. During the second quarter of 2005, the Company irrevocably elected to satisfy 100% of the principal amount of the debentures in cash to be converted on or after July 1, 2005. The Company maintains the right to satisfy the remainder of the conversion obligation to the extent it exceeds the principal amount in cash or common stock or any combination of cash and common stock. In calculating diluted earnings per share for the three and nine months ending October 1, 2005, no shares related to the debentures conversion have been included as the effect would have been anti-dilutive.

8.	Goodwill and Intangible Assets

During the third quarter of fiscal 2005, the Company concluded goodwill was not impaired and no other changes in the carrying amount of goodwill occurred. During the first quarter of fiscal 2005, $960,000 goodwill, net of accumulated amortization, was written off resulting in an ending net balance of $105,124. See Note 9 – Restructuring and Asset Impairment Charges for further details.

Other intangible assets consist of the following (in thousands):

	October 1, 2005	January 1, 2005

Leasehold interests	$ 8,373	$ 8,388
Less accumulated amortization	(2,486)	(2,200)

Leasehold interests, net	5,887	6,188
Liquor licenses (indefinite lived)	306	303

	$ 6,193	$ 6,491

Amortization expense related to finite lived intangible assets was $90,000 and $105,000 for the three months and $291,000 and $246,000 for the nine months ended October 1, 2005 and September 25, 2004, respectively. The estimated amortization of finite lived intangible assets for the remainder of 2005 and each of the fiscal years through 2010 is as follows (in thousands):

FISCAL YEAR	AMORTIZATION EXPENSE

Remainder of 2005	$ 90
2006	358
2007	358
2008	358
2009 2010	358 358

9.	Restructuring and Asset Impairment Charges

During the third quarter of fiscal 2005, the Company recorded net restructuring and asset impairment charges of $51,000 consisting of the following components (in thousands):

Change in estimate related to lease-related liabilities for sites previously identified for closure or sale	$ (96)
Lease-related liability and asset impairments for sites closed and relocated during the quarter	5
Severance for employees terminated during the third quarter of fiscal 2005	21
Accretion expense on lease related liabilities	121

Total restructuring and asset impairment expense	$ 51

Details of the significant components are as follows:

  Changes in estimate related to lease-related liabilities for sites previously identified for closure or sale ($96,000 of restructuring income) - During the third quarter of fiscal 2005, the Company accrued additional amounts for closed locations in Oregon and Tennessee. In addition, the Company reversed an existing accrual for potential litigation related to a location in Missouri. Based on these changes in facts and circumstances and the related change in estimate, the Company adjusted remaining lease-related liabilities previously recorded for these locations and recognized the additional restructuring expense during the third quarter of fiscal 2005.

  Lease-related liability and asset impairments for sites closed and relocated during the third quarter ($5,000 of restructuring expense) - During the third quarter of 2005, the Company closed one commissary in Scottsdale, Arizona.

  Severance for employees notified of termination in the third quarter of fiscal 2005 ($21,000 of restructuring expense) - During the third quarter of 2005, 17 employees were notified of their involuntary termination in connection with the closure of a commissary in Scottsdale, Arizona. As of October 1, 2005, all $21,000 in benefits had been paid to terminated employees.

  Accretion expense on lease-related liabilties ($121,000 of restructuring expense) - During the third quarter, the Company accrued accretion expense on reserves for lease-related liabilities that were calculated using the net present value of the minimum lease payments (net of sublease income).

During the third quarter of 2005, there were no asset impairment charges in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In determining whether an impairment exists, the Company estimates the store’s future cash flows on an undiscounted basis, and if the cash flows are not sufficient to recover the carrying value, then the Company uses a discounted cash flow based on a risk-adjusted discount rate, to adjust its carrying value of the assets, and records a provision for impairment as appropriate. The Company continually re-evaluates its stores’ performance to monitor the carrying value of its long-lived assets in comparison to projected cash flows.

For the nine months ended October 1, 2005, the Company recorded net restructuring and asset impairment charges of $2.5 million, consisting of the following components (in thousands):

Change in estimate related to lease-related liabilities for sites previously identified for closure or sale	$ (243)
Lease-related liability for site closed during the nine months ended October 1, 2005	429
Severance for employees terminated during the nine months ended October 1, 2005	134
Accretion expense on lease related liabilities	347
Write off of goodwill	960
Asset impairment charges	884

Total restructuring and asset impairment expense	$ 2,511

Details of the significant components are as follows:

  Changes in estimate related to lease-related liabilities for sites previously identified for closure or sale ($243,000 of restructuring income) – For the nine months ended October 1, 2005, the Company accrued additional amounts for an Oregon location and two Tennessee locations. In addition, the Company reversed an existing accrual for potential litigation related to a location in Missouri and received a termination fee for early termination of an existing lease agreement in Scottsdale, Arizona.

  Lease-related liabilities for sites closed year to date through October 1, 2005 ($429,000 of restructuring expense) – For the nine months ended October 1, 2005, the Company closed one store in Eugene, Oregon, one commissary kitchen in Scottsdale, Arizona and relocated two other stores – one in Oregon and one in Arizona.

  Severance for employees notified of termination ($134,000 of restructuring expense) –For the nine months ended October 1, 2005, 88 employees were notified of their involuntary termination in connection with the closure of two stores, a commissary kitchen and the relocation of one store and one regional office. As of October 1, 2005, all $134,000 of the benefits had been paid to terminated employees. In addition, $192,000 was also paid to terminated employees related to accruals from the prior year.

  Accretion expense on lease-related liabilities ($347,000 of restructuring expense) - During the first nine months of 2005, the Company accrued accretion expense on reserves for lease-related liabilities that were calculated using the net present value of the minimum lease payments (net of sublease income).

  Write off of goodwill ($960,000 of restructuring expense) - During the first quarter of fiscal 2005, the Company closed its remaining store in Eugene, Oregon and exited the market area. The goodwill, net of accumulated amortization associated with this market area, was written off.

The Company incurred charges for accelerated depreciation related to planned store closures of $54,000 and $1.1 million for the three months and, $501,000 and $3.7 million for the nine months ended October 1, 2005 and September 25, 2004, respectively. These costs are included in the "Cost of goods sold and occupancy costs" line of the Consolidated Statements of Operations.

The following table summarizes accruals related to the Company’s restructuring charges (in thousands):

	2001 and				1st Qtr	2nd Qtr	3rd Qtr
EXIT PLANS	Prior	2002	2003	2004	2005	2005	2005	Total

Balance at
December 27, 2003:	$ 8,615	$ 421	$ 224	$ -	$ -	$ -	$ -	$ 9,260

Severance expense	-	-	-	754	-	-	-	754
Lease-related expense	(310)	344	70	566	-	-	-	670

Cash paid:
Severance	-	(7)	(54)	(495)	-	-	-	(556)
Lease-related liabilities	(1,429)	(757)	(235)	(48)	-	-	-	(2,469)

Provision adjustments	(212)	-	(5)	(15)	-	-	-	(232)

Balance at
January 1, 2005:	$ 6,664	$ 1	$ -	$ 762	$ -	$ -	$ -	$ 7,427

Severance expense	-	-	-	-	217	-	-	217
Lease-related expense	114	-	140	-	120	-	-	374

Cash paid:
Severance	-	-	-	(88)	(99)	-	-	(187)
Lease-related liabilities	(429)	-	(35)	(99)	21	-	-	(542)

Provision adjustments	-	-	-	-	(7)	-	-	(7)

Balance at
April 2, 2005:	$ 6,349	$ 1	$ 105	$ 575	$ 252	$ -	$ -	$ 7,282

Severance expense	-	-	-	-	-	(104)	-	(104)
Lease-related expense	(465)	-	377	(87)	-	304	-	129

Cash Paid:
Severance	-	-	-	(79)	(14)	(25)	-	(118)
Lease-related liabilities	(408)	-	(35)	(135)	-	(154)	-	(732)

Provision adjustments	656	-	-	92	(104)	684	-	1,328

Balance at
July 2, 2005	$ 6,132	-	$ 447	$ 366	$ 134	$ 705	$ -	$ 7,785

Severence expense	-	-	-	-	-	-	21	21
Lease-related expense	8	-	11	11	(7)	2	5	30

Cash paid:
Severance	-	-	-	-	-	-	(21)	(21)
Lease-related liabilities	(330)	-	(35)	(90)	(93)	(215)	(5)	(768)

Provision adjustment	75	-	-	-	-	-	-	75

Balance at
October 1, 2005:	$ 5,885[1]	$ 1[1]	$ 423[1]	$ 287[2]	$ 34[1]	$ 492[1]	$ -	$ 7,122

Note:	1. The restructuring accrual balance consists of lease-related liabilities.
2. The restructuring accrual balance consists of lease-related liabilities and $6,000 for employee termination.

As of October 1, 2005, the Company’s restructuring balances consist of $1.9 million in accrued liabilities and other long-term obligations of $5.2 million.

10.	Income Taxes

For the nine months ended October 1, 2005, the Company recorded $496,000 of income tax expense, as a result of income before income taxes of $348,000 during the period. The tax expense relates to income generated by the Company’s Canadian operations. The Company has a $258,000 net current deferred tax asset, that was generated primarily as a result of timing differences related to its Canadian operations. The Company performs assessments of the realization of its net deferred tax assets according to SFAS No. 109, Accounting for Income Taxes. As a result of these assessments, the Company concluded at January 1, 2005, that it should place a full valuation allowance against its US net deferred tax asset. The Company has adjusted its valuation allowance during the current quarter to continue to record a full valuation allowance against its US net deferred tax asset.

11.	Related Party Transactions

Perry D. Odak. In May 2002, the Company’s Board of Directors amended the employment agreement of Perry D. Odak, the Company’s CEO and President. The amendment extended through December 2002, the period during which the issuance by the Company of additional securities as part of an equity financing would entitle Mr. Odak to receive up to 300,000 stock options exercisable for the Company’s common stock. In March 2002, Mr. Odak was issued options to purchase 5,856 shares of common stock under a provision of his employment agreement that provided for the maintenance of his 5% equity position in the event of a capital-raising transaction, based upon the issuance of 111,269 shares of common stock, the resale of which was registered on Form S-3, filed in April 2002. In August 2002, the Company’s Board of Directors approved a third amendment to Mr. Odak’s employment agreement, pursuant to which up to 70,000 of the stock options to which Mr. Odak would be entitled under his employment agreement as a result of the closing of a capital-raising transaction could be granted to other employees of the Company designated by Mr. Odak. The options would only be granted upon the closing of the capital-raising transaction, have a 10-year term, vest over four years and have an exercise price equal to the closing price of the Company’s stock on the date the capital-raising transaction was concluded. An equal number of options would be granted simultaneously to Mr. Odak, provided that the options granted to Mr. Odak would only be exercisable as the options granted to other employees terminated (as opposed to expired) without exercise.

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

Other. Mark A. Retzloff is a current member of the Company’s Board of Directors, and sits on its Real Estate Committee. Mr. Retzloff is Chief Organic Officer of Aurora Organic Dairy, which derives 8% of its total revenues from sales of organic milk to the Company under the Company’s private label brand. Mr. Retzloff sits on the boards of directors of several other natural or organic companies that derive 5% of their revenues from sales of products to the Company. Stacey J. Bell, a current member of the Company’s Board of Directors, is an employee of Ideasphere, Inc., which manufactures certain of the Company’s private label vitamins and supplements. Total purchases from these vendors were $1.6 million and $873,000 for the three months and $3.8 million and $2.3 million for the nine months ended October 1, 2005 and September 25, 2004, respectively. Purchases of grocery products are made primarily through the Company’s primary distributor, UNFI and therefore are indirect in nature. As of the fiscal quarters ending October 1, 2005 and September 25, 2004, amounts owed for these vendors were $470,000 and $170,000, respectively.

12.	Contingencies

Wild Oats Markets Canada, Inc., as successor to Alfalfa's Canada, Inc., a Canadian subsidiary of the Company, was a defendant in Helen Fakhri and Ady Aylon, as Representative Plaintiffs v. Alfalfa's Canada, Inc., a class action suit for monetary damages brought in the Supreme Court of British Columbia, Canada by the representative plaintiffs on behalf of two groups of claimants - those who claim to have contracted Hepatitis A allegedly through the consumption of food purchased at a Capers Community Market ("Capers") in the spring of 2002, and those who were inoculated against Hepatitis A in March and April, 2002, after handling and/or consuming food products from Capers that were or might have been contaminated with Hepatitis A. In July 2005, the Court approved a settlement agreement pursuant to which plaintiffs submitting proof of claim receive either cash or a gift card, redeemable at the Company’s Canadian stores, of certain amounts determined by classification of the claimant within one of three separate categories. The Company's insurers have acknowledged coverage for defense and administrative costs and settlement liability, and the Company has exhausted its deductible.

Tim Auchterlonie, individually and on behalf of all others similarly situated and the general public, and Roes 1 to 1000 vs. Wild Oats Markets, Inc. and Does 1 through 100, is a purported class action suit brought in August 2004 in the Superior Court, County of Los Angeles, for payment of overtime and damages relating to alleged violations of the California Business and Professions Code by a former managerial employee, on behalf of himself and all other similarly situated California employees, claiming that store directors at the Company’s California stores should have been classified as non-exempt employees and paid on an hourly basis, and claiming that certain calculations used in determining bonuses were unlawful wage deductions. In mid-2005, six new named plaintiffs were added to the suit, and the trials of the original plaintiff and the six new plaintiffs were bifurcated. The Company believes that all of the named plaintiffs were correctly classified as exempt employee based upon their job duties. The Company has settled with the original plaintiff, and the trial date has been vacated. A trial for the remaining six plaintiffs has been set for third quarter 2006.

In June 2002, an administrative law judge ("ALJ") found against the Company in Wild Oats Markets, Inc. and Local 371, United Food & Commercial Workers, in certain unfair labor practice charges brought in connection with the opening of the Company's store in Westport, Connecticut. The Company appealed the ALJ's decision to the National Labor Relations Board. In May 2005, the National Labor Relations Board denied the appeal and issued a Decision and Order, setting forth certain equitable, injunctive and monetary remedies to be undertaken by the Company, including payment of backpay less interim earnings, and offers of employment to certain former employees of a store previously sold by the Company in 2000 (the "Sold Store"). The Company has reserved for its potential liability to the employees specifically named in the action; however, the Company is not presently able to estimate its potential liability to other former employees of the Sold Store because the process of identification and establishment of such claims has not been completed. The Company is seeking clarification of other aspects of the Decision and Order. The Company is currently evaluating whether to appeal all or part of the Decision and Order.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains certain forward-looking statements regarding our future results of operations and performance. Important factors that could cause differences in results of operations include, but are not limited to, the timing, execution and performance of new store openings, relocations and remodels; the timing and liability resulting from store closures; the amount of time before new stores become profitable; the timing and impact of merchandising programs and promotional and advertising campaigns; the impact of competition; changes in product supply or suppliers; changes in management information needs; changes in customer needs and expectations; governmental and regulatory actions; general industry or business trends or events; changes in economic or business conditions in general or affecting the natural foods industry in particular; and competition for and the availability of sites for new stores and potential acquisition candidates. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Forward-Looking Statements.

Executive Summary

This Executive Summary section of Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a broad summary of the more specific and detailed information disclosed in other sections of this report. The context that it provides should be viewed as a supplement to, and read in conjunction with, the details contained elsewhere in this report.

Wild Oats Markets, Inc. is one of the largest natural foods supermarket chains in North America. As of the date of this report, we operated 113 natural foods stores in 24 states and British Columbia, Canada. We operate in the retail grocery industry with two store formats: the natural foods supermarket format, under the Wild Oats Natural Marketplace(R) name nationwide and the Capers Community Market(R)  name in Canada; and the farmers market format, under the Henry’s Farmers Market(R) name in southern California and Phoenix, Arizona, and the Sun Harvest™ name in Texas. Both formats emphasize natural and organic products with a wide selection of products in a full-service environment. The formats share a core demographic customer profile. We manage support services provided to the stores centrally from our Boulder, Colorado headquarters. All of our United States’ stores, regardless of format, purchase from the same primary distributor based on centralized negotiations, merchandising and marketing strategies. Our distribution facility, opened in February 2004, primarily supplies produce and other perishables for approximately 70 stores in the western United States. We continue to identify additional procurement opportunities to maximize efficiencies of the warehouse.

In 2005, we have refined our product mix and marketing strategies to maximize the potential of all of our stores with an expanded product offering that we believe will better appeal to our customer demographics of our existing store sites. To broaden our appeal, we began to introduce more gourmet and epicurean items to reach the specialty foods customer, and plan to expand our foodservice product offering by year end. We continue to expand our private label line of products, including the Wild Oats(R) and the Henry’s(R) branded products and plan to introduce additional private label products throughout 2005 and beyond. We continue to focus on growth through new store development. To date in 2005, we have added eight new stores to our base and we have completed four major remodels.

As of the end of the third quarter of fiscal 2005, we had 112 stores located in 24 states and Canada, as compared to 106 stores located in 24 states and Canada at the end of the third quarter of fiscal 2004.

	TOTAL STORE COUNT
	NINE MONTHS ENDED

	October 1, 2005	September 25, 2004

Store count at beginning of period	108	103
Stores opened	7	9
Stores closed	(3)	(5)
Stores sold	-	(1)

Store count at end of period	112	106

In the third quarter of fiscal 2005, we opened one new Henry’s Farmers Market store in Glendale, Arizona. As of the date of this report, we have also opened a new Henry’s Farmers Market store in Rancho Cucamonga, California.

Results of Operations

Our net income for the third quarter of fiscal 2005 was $82,000 or $0.00 per diluted share, compared with a net loss of $7.1 million or $0.25 per diluted share, in the same period in fiscal 2004. The following tables set forth, for the periods indicated, certain selected income statement data expressed as a percentage of sales and in dollars (in thousands - percentages may not add due to rounding):

	THREE MONTHS ENDED

	October 1, 2005		September 25, 2004

Sales	$ 278,522	100.0%	$ 250,739	100.0%
Cost of goods sold and occupancy costs	197,785	71.0%	181,911	72.5%

Gross profit	80,737	29.0%	68,828	27.5%
Direct store expenses	62,086	22.3%	57,898	23.1%
Selling, general and administrative expenses	16,644	6.0%	15,517	6.2%
Loss on disposal of assets	43	0.0%	192	0.1%
Pre-opening expenses	325	0.1%	1,731	0.7%
Restructuring and asset impairment charges, net	51	0.0%	1,944	0.8%

Income (loss) from operations	1,588	0.6%	(8,454)	(3.4)%

Interest income	451	0.2%	370	0.1%
Interest expense	(1,784)	(0.6)%	(1,944)	(0.8)%

Income (loss) before income taxes	255	0.1%	(10,028)	(4.0)%
Income tax expense (benefit)	173	0.0%	(2,976)	(1.2)%

Net income (loss)	$ 82	0.0%	$ (7,052)	(2.8)%

	NINE MONTHS ENDED

	October 1, 2005		September 25, 2004

Sales	$ 841,209	100.0%	$ 766,231	100.0%
Cost of goods sold and occupancy costs	597,657	71.0%	546,563	71.3%

Gross profit	243,552	29.0%	219,668	28.7%
Direct store expenses	183,181	21.8%	171,212	22.3%
Selling, general and administrative expenses	48,885	5.8%	45,456	5.9%
Loss on disposal of assets	87	0.0%	123	0.0%
Pre-opening expenses	3,022	0.4%	4,312	0.6%
Restructuring and asset impairment charges, net	2,511	0.3%	2,079	0.3%

Income (loss) from operations	5,866	0.7%	(3,514)	(0.5)%

Loss on early extinguishment of debt	(559)	(0.1)%	-	0.0%
Interest income	1,136	0.1%	778	0.1%
Interest expense	(6,095)	(0.7)%	(4,285)	(0.6)%

Income (loss) before income taxes	348	0.0%	(7,021)	(0.9)%
Income tax expense (benefit)	496	0.1%	(1,707)	(0.2)%

Net loss	$ (148)	(0.3)%	$ (5,314)	(0.7)%

Third Quarter of 2005 vs. Third Quarter of 2004.

Sales. Sales for the three months ended October 1, 2005 increased 11.1% as compared to the same period in fiscal 2004. This increase was primarily driven by strong comparable sales and a greater number of stores in our store base compared to 2004. Total square feet of open stores increased 8.0% over the third quarter of 2004, as the third fiscal quarter 2005 ended with 2.56 million total square feet as compared to 2.37 million total square feet in the third fiscal quarter of 2004. Comparable store sales increased 6.1% for the quarter as compared to a 0.6% decrease in the same period last year. Comparable store basket size grew 7.0% for the third quarter of fiscal 2005 as compared to 3.5% in the same period last year, while customer traffic decreased 0.8% as compared to a decline of 4.1% for the third quarters of fiscal 2005 and 2004, respectively.

Gross profit. Gross profit consists of sales less cost of goods sold and store occupancy costs. Occupancy costs include store related depreciation, rent and utilities. As a percentage of sales, gross profit increased to 29.0% in the third quarter of fiscal 2005 from 27.5% in the same period in fiscal 2004, due primarily to the Company’s ability to strike a balance between promotions and sales, the implementation of new merchandising initiatives focused on reducing product costs, and further growth in the Company’s private label business.

Direct store expenses. Direct store expenses include the following: payroll, payroll taxes and benefits, store supplies and maintenance, in-store community marketing and other store-specific costs. As a percentage of sales, direct store expenses decreased to 22.3% in the fiscal quarter ended October 1, 2005, from 23.1% in the same period last year. The improvement is due to leveraging payroll and the related taxes along with the stabilization of health care costs, offset in part by increased supply costs, credit card transaction fees and losses associated with Hurricane Katrina.

Selling, general and administrative expenses. Selling, general and administrative expenses include corporate and regional administrative support services, purchasing, and marketing costs. Selling, general and administrative expenses for the quarter ended October 1, 2005 decreased 0.2% as a percentage of sales compared to the same period in fiscal 2004. Selling, general and administrative expenses in the third quarter of 2005 were lower as a percentage of sales compared to the same period in 2004 due to leveraging against higher sales, offset by accrued corporate and regional level bonuses and increased professional fees. We expect selling, general and administrative costs as a percentage of sales to improve slightly for the full year of 2005 as compared to 2004.

Pre-opening expenses. Pre-opening expenses include labor, rent, advertising, utilities, supplies and certain other costs incurred prior to a store’s opening. Pre-opening expenses for the third quarter of fiscal 2005 decreased to $325,000 compared to $1.7 million during the same period in fiscal 2004, due to the opening of one new store in the third quarter of fiscal 2005 compared to three new stores during the third quarter of last year.

During the third quarter of fiscal 2005, the Company recorded net restructuring and asset impairment charges of $51,000 consisting of the following components (in thousands):

Change in estimate related to lease-related liabilities for sites previously identified for closure or sale	$ (96)
Lease-related liability and asset impairments for sites closed and relocated during the quarter	5
Severance for employees terminated during the third quarter of fiscal 2005	21
Accretion expense on lease related liabilities	121

Total restructuring and asset impairment expense	$ 51

Details of the significant components are as follows:

  Changes in estimate related to lease-related liabilities for sites previously identified for closure or sale ($96,000 of restructuring income) - During the third quarter of fiscal 2005, the Company accrued additional amounts for closed stores in Oregon and Tennessee. In addition, the Company reversed an existing accrual for potential litigation related to a location in Missouri. Based on these changes in facts and circumstances and the related change in estimate, the Company adjusted remaining lease-related liabilities previously recorded for these locations and recognized the additional restructuring expense during the third quarter of fiscal 2005.

  Lease-related liability and asset impairments for sites closed and relocated during the third quarter ($5,000 of restructuring expense) - During the third quarter of 2005, the Company closed one commissary in Scottsdale, Arizona.

  Severance for employees notified of termination in the third quarter of fiscal 2005 ($21,000 of restructuring expense) - During the third quarter of 2005, 17 employees were notified of their involuntary termination in connection with the closure of a commissary in Scottsdale, Arizona. As of October 1, 2005, all $21,000 in benefits had been paid to terminated employees.

  Accretion expense on lease-related liabilties ($121,000 of restructuring expense) - During the third quarter, the Company accrued accretion expense on reserves for lease-related liabilities that were calculated using the net present value of the minimum lease payments (net of sublease income).

During the third quarter of 2005, there were no asset impairment charges in accordance with the provisions of SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets. In determining whether an impairment exists, the Company estimates the store’s future cash flows on an undiscounted basis, and if the cash flows are not sufficient to recover the carrying value, then the Company uses a discounted cash flow based on a risk-adjusted discount rate, to adjust its carrying value of the assets, and records a provision for impairment as appropriate. The Company continually re-evaluates its stores’ performance to monitor the carrying value of its long-lived assets in comparison to projected cash flows.

Interest income. Interest income was $451,000 for the third quarter ended October 1, 2005 compared to $370,000 for the fiscal quarter ended September 25, 2004. This is due to the increase in interest rates as compared to prior year.

Interest expense. Interest expense for the fiscal quarter ended October 1, 2005 decreased to $1.8 million from $1.9 million in the same period in fiscal 2004, as a result of lower commitment fees on existing lines of credit compared to 2004.

Income tax expense. For the quarter ended October 1, 2005, we recorded $173,000 of income tax expense, as a result of taxable foreign income during the period. The tax benefit resulting from the loss on domestic operations has been fully offset by the tax valuation allowance that was established at fiscal 2004 year end.

First Nine Months of 2005 vs. First Nine Months of 2004.

Sales. Sales for the nine months ended October 1, 2005 increased 9.8% as compared to the same period in fiscal 2004. This increase was primarily driven by a greater number of stores in our store base compared to 2004 and an increase in comparable store sales of 3.7% for the first nine months of 2005 compared to the 3.1% increase for the same period in 2004. During the second quarter of 2005, the Company lapped the final quarter of difficult comparisons to a year ago, when it benefited from the southern California strike against the conventional grocery retailers. Excluding strike affected stores, comparable sales were 7.9% for the first nine months of 2005 compared to the same period in 2004.

Gross profit. Gross profit consists of sales less cost of goods sold and store occupancy costs. Occupancy costs include store related depreciation, rent and utilities. As a percentage of sales, gross profit increased to 29.0% in the first nine months of fiscal 2005 from 28.7% in the same period in fiscal 2004, due primarily to the Company’s ability to strike a balance between promotions and sales.

Direct store expenses. Direct store expenses include the following: payroll, payroll taxes and benefits, store supplies and maintenance, in-store community marketing and other store-specific costs. As a percentage of sales, direct store expenses decreased to 21.8% in the year to date period ended October 1, 2005, from 22.3% in the same period last year. The improvement is due to leveraging payroll and the related taxes along with improved results in our self-insured employee benefits.

Selling, general and administrative expenses. Selling, general and administrative expenses include: corporate and regional administrative support services, purchasing, and marketing costs. Selling, general and administrative expenses for the nine months ended October 1, 2005 decreased 0.1% as a percentage of sales compared to the same period in fiscal 2004. Selling, general and administrative expenses during the first nine months of 2005 were lower as a percentage than prior year due to leveraging against higher sales, offset primarily by accrued corporate and regional level bonuses.

Pre-opening expenses. Pre-opening expenses include labor, rent, advertising, utilities, supplies and certain other costs incurred prior to a store’s opening. Pre-opening expenses for year to date fiscal 2005 decreased to $3.0 million compared to $4.3 million during the same period in fiscal 2004, due to the opening of seven new stores in the nine months ended October 1, 2005, compared to nine new stores in the same period in 2004.

For the nine months ended October 1, 2005, the Company recorded net restructuring and asset impairment charges of $2.5 million, consisting of the following components (in thousands):

Change in estimate related to lease-related liabilities for sites previously identified for closure or sale	$ (243)
Lease-related liability for site closed during the nine months ended October 1, 2005	429
Severance for employees terminated during the nine months ended October 1, 2005	134
Accretion expense on lease related liabilities	347
Write off of goodwill	960
Asset impairment charges	884

Total restructuring and asset impairment expense	$ 2,511

Details of the significant components are as follows:

  Changes in estimate related to lease-related liabilities for sites previously identified for closure or sale ($243,000 of restructuring income) – For the nine months ended October 1, 2005, the Company accrued additional amounts for an Oregon location and two Tennessee locations. In addition, the Company reversed an existing accrual for a potential litigation related to a location in Missouri and received a termination fee for early termination of an existing lease agreement in Scottsdale, Arizona.

  Lease-related liabilities for sites closed year to date through October 1, 2005 ($429,000 of restructuring expense) – For the nine months ended October 1, 2005, the Company closed one store in Eugene, Oregon, one commissary kitchen in Scottsdale, Arizona and relocated two other stores – one in Oregon and one in Arizona.

  Severance for employees notified of termination ($134,000 of restructuring expense) –For the nine months ended October 1, 2005, 88 employees were notified of their involuntary termination in connection with the closure of two stores, a commissary kitchen and the relocation of one store and one regional office. As of October 1, 2005, all $134,000 of the benefits had been paid to terminated employees. In addition, $192,000 was also paid to terminated employees related to accruals from the prior year.

  Accretion expense on lease-related liabilities ($347,000 of restructuring expense) - During the first nine months of 2005, the Company accrued accretion expense on reserves for lease-related liabilities that were calculated using the net present value of the minimum lease payments (net of sublease income).

  Write off of goodwill ($960,000 of restructuring expense) - During the first quarter of fiscal 2005, the Company closed its remaining store in Eugene, Oregon and exited the market area. The goodwill, net of accumulated amortization associated with this market area, was written off.

Loss on early extinguishment of debt. During the year to date period ended October 1, 2005, we had a loss on the early extinguishment of debt of $559,000 due to the write off of remaining unamortized debt issuance costs relating to the termination of the Wells Facility. There was no such activity during the nine months of fiscal 2004.

Interest income. Interest income was $1.1 million for the nine months ended October 1, 2005 compared to $778,000 for the same period ended September 25, 2004. This is due to the increase in average invested cash and short-term investment balances over prior year.

Interest expense. Interest expense for the fiscal year to date period ended October 1, 2005 increased to $6.1 million from $4.3 million in the same period in fiscal 2004, as a result of the increase of average borrowings due to the $115.0 million debentures issued in June 2004.

Income tax expense. For the year to date period ended October 1, 2005, we recorded $496,000 of income tax expense, as a result of taxable foreign income during the period.

Earnings before interest, taxes, depreciation and amortization, loss on early extinguishment of debt, loss (gain) on asset disposals, net, and restructuring and asset impairment charges (income), net, as adjusted ("EBITDA, as adjusted"). EBITDA, as adjusted, was $28.1 million, or 3.3% of sales for the nine months ended October 1, 2005 as compared to $20.0 million, or 2.6% of sales in the first nine months of 2004. We believe that the reconciliation of earnings before interest, taxes, depreciation and amortization ("EBITDA") and EBITDA, as adjusted, provides meaningful non GAAP financial measures to help management and investors understand and compare business trends among different reporting periods on a consistent basis, independently of regularly reported non-cash charges and infrequent or unusual events as determined by management. Readers are cautioned not to view EBITDA or EBITDA, as adjusted, as an alternative to GAAP results or as being comparable to results reported or forecasted by other companies, and should refer to the reconciliation of GAAP net income (loss) results to EBITDA and EBITDA, as adjusted, for the third quarters and first nine months of 2005 and 2004, respectively. For an explanation of EBITDA, and EBITDA, as adjusted, see Non GAAP Financial Information.

Remainder of 2005. The increase in comparable store sales for full fiscal 2005 are expected to be in the range of 3.0% to 4.0%

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R is a revision of SFAS No. 123, and supersedes APB Opinion No. 25. The new standard establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services, including stock option and restricted stock grants. The provisions of SFAS No. 123R will be effective for the Company on January 1, 2006. The Company is currently evaluating the impact on its results from adopting SFAS No. 123R, but expects it to be comparable to the pro forma effects of applying the original SFAS No. 123. Accordingly, the adoption of SFAS No. 123R is expected to have a material effect on the Company’s results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS No. 154"). SFAS No. 154 requires restatement of prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination ("EITF No. 05-6"). EITF No. 05-6 requires that leasehold improvements acquired in a business combination be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals deemed to be reasonably assured at the date of acquisition. EITF No. 05-6 further requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term shall be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals deemed to be reasonably assured at the date of the acquisition. EITF No. 05-6 became effective for the Company’s fiscal quarter beginning July 2, 2005. The adoption of EITF No. 05-6 is not expected to have a material effect on the Company’s Consolidated Financial Statements.

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

Net cash generated by operating activities increased to $25.3 million during the first nine months of fiscal 2005, as compared to $23.2 million during the same period in fiscal 2004. This increase is due to a decreased net loss, offset by higher restructuring charges and working capital changes as compared to third quarter 2004.

Net cash used in investing activities was $8.0 million during the first nine months of fiscal 2005 as compared to a $66.9 million use of cash during the same period in fiscal 2004, due to a decrease in capital expenditures and proceeds from the sale of the short term investments in 2005 compared to purchases of short term investments in 2004.

Net cash provided by financing activities of $3.1 million during the first nine months of 2005 was $51.1 million less than the $54.2 million reported during the same period in fiscal 2004. The decrease in cash flows from financing activities is the direct result of a $115 million private debenture offering completed in June 2004 as discussed below.

EBITDA. EBITDA was $24.9 million for the nine month period ended October 1, 2005, as compared to $17.8 million for the nine months ended September 25, 2004. EBITDA was negatively impacted in 2005 due to $2.5 million of restructuring and asset impairment charges in addition to $559,000 in losses on the extinguishment of debt. For an explanation and reconciliation of EBITDA, see Non GAAP Financial Information.

Contingent convertible senior debentures. In June 2004, we issued $115 million aggregate principal amount of our 3.25% Convertible Senior Debentures due May 15, 2034 in a private placement. The debentures bear regular interest at the annual rate of 3.25%, payable semiannually on May 15 and November 15 of each year until May 15, 2011, after which date, no regular interest will be due. Commencing May 20, 2011 and ending November 14, 2011, and for any six-month period thereafter, contingent interest will be due and payable in the amount of 0.25% of the average trading price of the debentures during a specified period, if the average trading price of the debentures equals or exceeds 125% of the principal amount of the debentures.

During the second quarter of 2005, we made an irrevocable election to pay the principal amount of debentures in cash upon conversion; however, the Company retains the ability to satisfy the remainder of any conversion payment, in cash or any combination of cash and common stock. The debentures are callable and convertible into our common stock prior to maturity at the option of the holders under the following circumstances: (1) during any calendar quarter commencing after June 30, 2004 and before March 31, 2029, if the last reported sale price of our common stock is greater than or equal to 130% of the conversion price of $17.70 per share; (2) at any time on or after April 1, 2029 if the last reported sale price of our common stock on any date on or after March 31, 2029 is greater than or equal to 130% of the conversion price; (3) subject to certain limitations, during the five business-day period after any five consecutive trading-day period in which the trading price per debenture for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of our common stock; (4) if we call the debentures for redemption; (5) upon the occurrence of certain corporate transactions; or (6) if we request a credit rating for the debentures, at any time when the credit ratings assigned to the debentures are below specified levels. While a credit rating has been issued for the debentures, the rating was not requested by us, but initiated by the ratings agency. Therefore, a change in the current rating will not trigger a call provision. The debentures are initially convertible into 56.5099 shares of our common stock per $1,000 principal amount, which is equivalent to approximately $17.70 per share, for total initial underlying shares of 6,498,639. The conversion rate will be subject to adjustment upon the occurrence of specified events. Pursuant to the underwriting agreement and within 90 days of issuance, we filed a shelf registration statement covering resales of the debentures and the common stock issuable upon conversion thereof. The registration statement was declared effective August 26, 2005.

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

There are no financial covenants within the debenture indenture, however, we paid penalty interest of 0.25% for the first 90 days of 2005 and paid 0.50% thereafter until the debentures were publicly registered on August 26, 2005. As of October 1, 2005, the Company has accrued $166,943 and paid $138,160 in additional interest to debenture holders due to not having an effective registration statement within the specified timeframe.

In 2004, total proceeds from the issuance of the debentures were $115.2 million. We used $25.0 million of the net proceeds to repurchase 1,977,800 outstanding shares of its common stock, $31.2 million to pay the outstanding balance on its credit facility, and approximately $3.7 million to pay related debt issuance costs.

Credit facility. On March 31, 2005, we entered into a five-year revolving secured credit facility with the Bank of America, N.A. ("B of A Facility"). Concurrent with the execution of the B of A Facility, we terminated our existing $95 million credit facility with Wells Fargo Bank N.A. as administrative agent. The B of A Facility allows borrowings and letters of credit up to a maximum of $40 million, with an option to increase borrowings up to $100 million, subject to a borrowing base determined by the value of certain inventory, credit card receivables, invested cash and, at our discretion, mortgaged leaseholds. The B of A Facility is secured by certain of our assets including, but not limited to, cash, inventory and fixed assets. Borrowings under the B of A Facility bear interest, at our election, at the prime rate or at LIBOR plus a margin ranging from 1.00% to 1.50%, depending on the excess borrowing availability over amounts borrowed. Interest rates are determined quarterly. We are charged a commitment fee on the unused portion of the B of A Facility. There are no financial covenants, other than the obligation to maintain a certain percentage of minimum excess availability (as defined in the agreement) at all times. The B of A Facility requires compliance on a monthly basis with certain non-financial covenants, including limitations on incurring additional indebtedness and making investments, the use and disposition of collateral, changes of control, as well as cash management provisions. We expect that we will be in compliance with all covenants. We further expect that our cash requirements through the third quarter of fiscal 2005 will be primarily satisfied from the proceeds of the 2004 debenture issuance as well as cash generated from operations, and thereafter from cash generated from operations and borrowings under the new credit facility. As of October 1, 2005, the Company had letters of credit outstanding totaling $11.3 million with Bank of America and $520,000 outstanding with Wells Fargo.

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

As of October 1, 2005, we had no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees, except as disclosed in the notes to the consolidated financial statements. As of October 1, 2005, we had a working capital deficit of $12.4 million, or an improvement of $12.5 million over the quarter ended September 15, 2004.

Capital expenditures. We spent approximately $19.2 million during the nine months ended October 1, 2005 for new store construction, remodels and other capital expenditures. Our average capital expenditures to open a store, including leasehold improvements, equipment and fixtures, has ranged from approximately $2.0 million to $5.0 million historically, excluding inventory costs and initial operating losses. We anticipate that the average capital expenditures to open a natural foods supermarket format store will be $2.0 million to $3.0 million in the future, on a turnkey lease basis. Turnkey leases are properties that are ready for a tenant to begin business by having the tenant furnish only fixtures. Our average capital expenditures to open a farmers’ market format store are estimated at $1.6 million to $2.5 million in the future. Delays in opening new stores may result in increased pre-opening costs for the site, as well as lower than planned sales for the Company.

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

Two of the most significant assumptions underlying the determination of the fair value of goodwill and other intangible assets are the EBITDA multiples and the growth rate on our free cash flow projections. In connection with our annual goodwill impairment measurement, we determined that a 33% reduction in our estimated EBITDA multiple would have decreased the valuation by $71.9 million. A 25% reduction in our estimated free cash flow projection percentage would have resulted in a decrease of $100.7 million. Despite these calculated decreases, our lowest valuation still exceeds book value, and therefore, no impairment would be recognized.

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

A 2% increase in our sales growth assumption utilized in the cash flow projection would have resulted in no stores identified for impairment and no related asset impairment charges. A 2% decrease in our sales growth assumption would have resulted in the impairment of an additional two stores held for use and approximately $3.2 million of additional asset impairment charges.

Restructuring and store closure costs. We reserve for the present value of lease related costs associated with store and support facility closures, relocations, and sales when the store or facility is closed. The calculation of the lease related liabilities involves applying a discount rate to the estimation of our remaining lease obligations, taxes and common area maintenance, net of future estimated subtenant income. The lease liabilities usually are paid over the lease terms associated with the closed stores, which have had remaining terms ranging from one month to 25 years. Store closing liabilities are reviewed each reporting period to ensure that the amounts recorded reasonably reflect our future obligations associated with closed stores and facilities based on the most current information available. Adjustments to existing lease related liabilities are primarily a result of changes in the expected timing or amount of subtenant income, and are made in the period in which the change in facts and circumstances, as well as their related impacts, become known and estimable. Lease related closure costs and associated severance costs are made in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit of Disposal Activities." Severance costs incurred in connection with store closings are recorded when the employees have been identified and notified of the termination benefits to be made to the employees.

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

In calculating the lease related liabilities, we apply a discount rate to the estimation of our remaining lease obligations. By decreasing the discount rate by 22%, we determined that our third quarter lease related restructuring expense would have increased by approximately $28,000. An increase of 22% in the discount rate would have decreased the third quarter lease related restructuring expense by $24,000.

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

Relative to the above, a hypothetical increase of 1% to our cost-to-retail ratio would result in a decrease of approximately $760,000 to our inventory valuation. Conversely, a hypothetical decrease of 1% would result in an increase of approximately $760,000 to our inventory balance as of the end of third quarter, 2005. With regards to our allowance for inventory, an increase or decrease of 1% would cause our allowance to fluctuate by about $607,000.

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

Cautionary Statement Regarding Forward-Looking Statements

This Report on Form 10-K contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks. Such forward-looking statements include statements as to the number of stores we plan to open or relocate in future periods and the anticipated performance of such stores; the impact of competition; the sufficiency of funds to satisfy our cash requirements through the remainder of fiscal 2005; the impact of changes resulting from our merchandising and marketing programs; our ability to benefit from past supply chain modifications; expected pre-opening expenses and capital expenditures; and other statements containing words such as "believes," "anticipates," "estimates," "expects," "may," "intends" and words of similar import or statements of management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause differences in results of operations include, but are not limited to, the timing and execution of new store openings, relocations, remodels and closures; new competitive impacts; changes in product supply or suppliers and supplier performance levels; changes in management information needs; changes in customer needs and expectations; changes in government regulations applicable to our business; changes in economic or business conditions in general or affecting the natural foods industry in particular; cost and stability of fuel and power sources; and competition for and the availability of sites for new stores. We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.

Non GAAP Financial Information

The following is a reconciliation of EBITDA and EBITDA, as adjusted, to net income (in thousands):

	THREE MONTHS ENDED

	October 1, 2005	September 25, 2004

Net income (loss)	$ 82	$ (7,052)
Interest expense, net of interest income	1,333	1,574
Income tax expense (benefit)	173	(2,976)
Depreciation and amortization	6,517	7,274

EBITDA	8,105	(1,180)
Loss on asset disposals, net	43	192
Restructuring and asset impairment charges, net	51	1,944

EBITDA, as adjusted	$ 8,199	$ 956

EBITDA, as a percentage of sales	2.9%	(0.5)%
EBITDA, as adjusted, as a percentage of sales	2.9%	0.4%

	NINE MONTHS ENDED

	October 1, 2005	September 25, 2004

Net loss	$ (148)	$ (5,314)
Interest expense, net of interest income	4,959	3,507
Income tax expense (benefit)	496	(1,707)
Depreciation and amortization	19,635	21,289

EBITDA	24,942	17,775
Loss on early extinguishment of debt	559	-
Loss (gain) on asset disposals, net	87	123
Restructuring and asset impairment charges, net	2,511	2,079

EBITDA, as adjusted	$ 28,099	$ 19,977

EBITDA, as a percentage of sales	3.0%	2.3%
EBITDA, as adjusted, as a percentage of sales	3.3%	2.6%

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

Comparable stores sales. We deem sales of a new or acquired stores comparable commencing in the thirteenth full month of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, the Company is exposed to fluctuations in fossil fuel commodity prices, interest rates and the value of foreign currency. Fossil fuels commodity prices directly impact the costs the Company pays for utilities and distribution, and are subject to fluctuation due to availability and other natural causes. The Company attempts to balance retail price increases against lost profits without losing customer loyalty. The Company will employ various financial instruments to manage certain exposures to foreign currency and interest rate risk when considered practical.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of October 1, 2005. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of October 1, 2005, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 1, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Wild Oats Markets Canada, Inc., as successor to Alfalfa's Canada, Inc., a Canadian subsidiary of the Company, was a defendant in Helen Fakhri and Ady Aylon, as Representative Plaintiffs v. Alfalfa's Canada, Inc., a class action suit for monetary damages brought in the Supreme Court of British Columbia, Canada by the representative plaintiffs on behalf of two groups of claimants - those who claim to have contracted Hepatitis A allegedly through the consumption of food purchased at a Capers Community Market ("Capers") in the spring of 2002, and those who were inoculated against Hepatitis A in March and April, 2002, after handling and/or consuming food products from Capers that were or might have been contaminated with Hepatitis A. In July 2005, the Court approved a settlement agreement pursuant to which plaintiffs submitting proof of claim receive either cash or a gift card, redeemable at our Canadian stores, of certain amounts determined by classification of the claimant within one of three separate categories. Our insurers have acknowledged coverage for defense and administrative costs and settlement liability, and we have exhausted our deductible.

Tim Auchterlonie, individually and on behalf of all others similarly situated and the general public, and Roes 1 to 1000 vs. Wild Oats Markets, Inc. and Does 1 through 100, is a purported class action suit brought in August 2004 in the Superior Court, County of Los Angeles, for payment of overtime and damages relating to alleged violations of the California Business and Professions Code by a former managerial employee, on behalf of himself and all other similarly situated California employees, claiming that store directors at our California stores should have been classified as non-exempt employees and paid on an hourly basis, and claiming that certain calculations used in determining bonuses were unlawful wage deductions. In mid-2005, six new named plaintiffs were added to the suit, and the trials of the original plaintiff and the six new plaintiffs were bifurcated. The Company believes that all of the named plaintiffs were correctly classified as exempt employee based upon their job duties. We have settled with the original plaintiff, and the trial date has been vacated. A trial for the remaining six plaintiffs has been set for third quarter 2006.

In June 2002 an administrative law judge ("ALJ") found against us in Wild Oats Markets, Inc. and Local 371, United Food & Commercial Workers, in certain unfair labor practice charges brought in connection with the opening of our store in Westport, Connecticut. We appealed the ALJ's decision to the National Labor Relations Board. In May 2005, the National Labor Relations Board denied the appeal and issued a Decision and Order, setting forth certain equitable, injunctive and monetary remedies to be undertaken by us, including payment of backpay less interim earnings, and offers of employment to certain former employees of a store that we previously sold in 2000 (the "Sold Store"). We have reserved for our potential liability to the employees specifically named in the action; however, we are not presently able to estimate our potential liability to other former employees of the Sold Store because the process of identification and establishment of such claims has not been completed. The Company is seeking clarification of other aspects of the Decision and Order. The Company is currently evaluating whether to appeal all or part of the Decision and Order.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1+	CEO Certification under Section 302 of Sarbanes-Oxley Act of 2002
31.2+	CFO Certification under Section 302 of Sarbanes-Oxley Act of 2002
32.1+	CEO Certification under Section 906 of Sarbanes-Oxley Act of 2002
32.2+	CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002

+ Included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, County of Boulder, State of Colorado, on the 9th day of November 2005.

Wild Oats Markets, Inc.
(Registrant)

By: /s/ Robert B. Dimond
Robert B. Dimond
Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)