Form 10-K
period 2005-12-31
WILD OATS MARKETS INC
filed 2006-03-01
CIK 909990

TABLE OF CONTENTS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Title of Each Class

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

  Yes        (   )          No       ( X )

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

  Yes        (   )           No       ( X )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

  Yes        ( X )         No         (   )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (   )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

  Large Accelerated Filer     (  )          Accelerated Filer     ( X )            Non-Accelerated Filer     (   )

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant based on the closing price at which such stock was sold as reported by NASDAQ National Market on July 1, 2005 was approximately $162,254,139. For purposes of this calculation, executive officers, directors and 5% or greater stockholders are deemed to be affiliates of the registrant.

As of February 20, 2006, the registrant had outstanding 28,443,272 shares of common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on May 2, 2006, have been incorporated by reference into Part III of this report.

PART I.

Item 1.

BUSINESS

Who We Are

Wild Oats Markets, Inc. ("Wild Oats", "we", "us" and "our") is one of the largest natural foods supermarket chains in North America. As of February 20, 2006, we operated 111 natural foods stores in 24 states and British Columbia, Canada under several names, including:

    Wild Oats Natural Marketplace (nationwide)
    Henry’s Farmers Market (southern California and Phoenix, Arizona)
    Sun Harvest Farms (Texas)
    Capers Community Market (British Columbia, Canada)

We are dedicated to providing a broad selection of natural, organic and gourmet foods, environmentally friendly household products and natural vitamins, supplements, herbal and homeopathic remedies and body care products at competitive prices, in an inviting and educational store environment that emphasizes customer service. Our broad selection of natural and organic products appeals to health-conscious shoppers while offering virtually every product category found in a conventional supermarket, including dry grocery, produce, meat, poultry, seafood, dairy, frozen, prepared foods, bakery, vitamins and supplements, health and body care, and household items. We believe that industry data stating the natural products industry currently comprises less than 5% of the total grocery industry suggests significant potential for us to continue to expand our customer base.

Natural Products Industry

Retail sales of natural products have grown from $1.9 billion in 1980 to $22.0 billion in 2004, and total sales of natural products (including natural product retailers, mass market retailers, multi-level marketers and through practitioners, internet and mail order) reached $45.8 billion in 2004, a 6.9% increase over the prior year (Natural Foods Merchandiser, June 2005). We believe this growth reflects a broadening of the natural products consumer base, which is being propelled by several factors, including healthier eating patterns, increasing concern regarding food purity and safety, and greater environmental awareness. While natural products generally have higher costs of production and correspondingly higher retail prices, we believe that more of the population now attributes added value to natural products and is willing to pay a premium for such products. Despite the increase in natural foods sales within conventional supermarkets, we believe that conventional supermarkets still lack the concentration on a wide variety of natural and organic products and emphasis on service and consumer education that our stores offer.

Operating Strategy

Our objective is to become the grocery store of choice both for natural foods shoppers and quality-conscious consumers in each of our markets by emphasizing the following key elements of our operating strategy:

Destination format. Our stores are one-stop, full-service supermarkets for customers seeking quality natural, organic and gourmet foods and related products. Our prototype stores range from 27,000 to 34,000 square feet, and offer a wide range of natural and organic foods products in virtually every product category found in a conventional supermarket.

High product standards. We seek to offer a broad range of products meeting our product standards throughout our merchandise categories, and emphasize unique products and brands not typically found in conventional supermarkets. We believe our product standards for natural and organic products free from artificial preservatives, colors or flavors, synthetic additives and hydrogenated oils, antibiotic and growth hormone-free meats, cruelty-free bodycare products and sustainable seafood are among the highest in the industry. We routinely conduct quality assurance checks of our manufacturers’ facilities to verify compliance with our standards. Each of our stores tailors its product mix to meet the preference of its local market, and where cost of goods and distribution logistics allow, source produce from local growers. We also operate regional commissary kitchens and bakeries that provide our stores with fresh bakery items and an unique assortment of prepared foods for the quality- and health-conscious consumer.

Educational and entertaining store environment. Each store strives to create a fun, friendly and educational environment that makes grocery shopping enjoyable, encouraging shoppers to spend more time in the store and to purchase new products. In order to enhance our customers’ understanding of natural foods and how to prepare them, we train our store staff to educate customers about the benefits and quality of our products and prominently feature educational brochures, newsletters, and in-store demonstrations and product samplings, as well as other in-store consumer information resources. Computer kiosks offer access to our Web site and informational databases on health issues.

Extensive community involvement. We seek to engender customer loyalty by our high degree of commitment to the local communities in which we operate. Each store makes significant monetary and in-kind contributions to local not-for-profit organizations through programs such as "5% Days," where a store donates 5% of its net sales from one day to a local not-for-profit group, a "Charity Work Benefit" where we pay employees for time spent volunteering for local charities, and cash register donation programs, which enlist the support of our customers to make donations. One such cash register program is our "wooden nickel" program where customers get wooden tokens, worth 5 cents each, for every bag they reuse. The customer then donates the wooden nickels to local charities. Oftentimes, we include a matching donation from the Company.

Multiple store formats. We operate in one operating segment, retail grocery, with two store formats: natural foods supermarkets, which emphasize gourmet, natural and organic products and a higher level of service; and farmers market stores, which emphasize fresh produce and natural living products at a competitive price. While each format has the same core demographic customer profile, differing appeals of each of the formats allows us to operate successfully in a diverse set of markets, enabling us to reach a broader customer base, increase our market penetration and have greater flexibility with real estate selection.

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

Products

Overview. We offer our customers a broad selection of unique products that are natural and organic alternatives to those found in conventional supermarkets, as well as gourmet and ethnic foods. We generally do not offer well-known national conventional brands and focus instead on a comprehensive selection of natural and organic products within each category. Although the core merchandise assortment is similar at each of our stores, individual stores adapt the product mix to reflect local and regional preferences. We regularly introduce new natural, organic, gourmet and locally grown products in our stores to differentiate our merchandise selection from products carried by conventional supermarkets. We continue to evaluate our product selection based not just on taste and price, but also in relation to our mission and values, which emphasize accountability and giving back to our communities as two key values of our business.

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

Quality standards. We strive to offer products that taste great and meet the following standards:

    foods free of preservatives, artificial colors and flavors, synthetic additives and hydrogenated oils;
    meats that are humanely raised and contain no antibiotics or growth hormones;
    locally and organically grown produce, unique regional products; and
    natural personal care and household items that are not tested on animals.

Private label. The natural foods industry is highly fragmented and characterized by many small independent vendors. As a result, we believe that our customers do not have strong loyalty to particular brands of natural foods products. In contrast to conventional supermarkets whose private label products are intended to be low-cost alternatives to name-brand products, we developed our "Wild Oats(R) Organic", "Wild Oats(R) Natural", "Wild Oats(R) Living" and "Henry's(R)" private label programs around higher quality products in order to build brand loyalty to specific products based on our relationship with our customers and our reputation as a natural and organic foods authority.

Through this program, we have successfully introduced over a thousand high-quality natural and organic private label products, such as cereals, breads, salad dressings, chips, salsa, pretzels, cookies, juices, Italian sodas, French and Belgium chocolates, Italian pasta and pasta sauces, oils, tuna, and frozen products, such as pizza, veggie burgers and waffles. In fiscal 2005, we introduced almost 300 new and reformulated private label products, including barbeque sauces, specialty salsas, smoked salmon, crackers, olives, organic marinades, refrigerated lemonade, ready to eat burritos, and decadent frozen desserts. We also developed lines of imported products including spices, chocolates, cookies, cereals, hard candy, and frozen organic beef burgers. We continue to expand our private label product offerings and we plan to introduce approximately 300 additional private label products in 2006 including vinegars, frozen ethnic entrees, Italian spreads, cream cheese and fruit bars.

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

Management and employees. Our stores are organized into seven geographic regions, each of which has a regional director who is responsible for the store operations within his or her region and who reports to our senior management. The regional directors frequently visit their stores and are ultimately responsible for providing feedback on performance and ensuring adherence to our operating standards. We maintain a regional staff of department specialists for each store department who formulate and supervise execution of store-level merchandising,

Purchasing and Distribution

We have centralized merchandising departments for each major product category. These departments identify and approve products and negotiate volume purchase discount arrangements with distributors and vendors. The wholesale segment of the natural foods industry provides a large and growing array of product choices across the full range of grocery product categories.

We entered into a primary distribution agreement with United Natural Foods, Inc ("UNFI") in January 2004 that commenced effective April 1, 2004, and has a five-year term. Either party may terminate the agreement for defaults by the other party of certain provisions of the agreement. Under the terms of the UNFI agreement, we are obligated to purchase a majority of certain specified categories of goods for sale in our U.S. stores from UNFI, except in certain defined circumstances when such purchasing obligation is excused. We believe UNFI has sufficient warehouse capacity and distribution technology to service our existing stores’ distribution needs for natural foods and products as well as the needs of new stores in the future. As part of our agreement with UNFI, we have received, and will continue to receive, a transition fee payable in certain years and subject to the Company meeting certain minimum purchase requirements, to offset a portion of the transition costs incurred during the transition of our primary distribution relationship to UNFI.

In February 2004, we brought on-line a 241,000 square foot distribution center ("DC") in Riverside, California to service our stores located in the western United States. We believe this facility improves the quality and freshness of the perishable products we sell in our stores by providing the appropriate ambient temperature from arrival at our docks to loading on outgoing trucks. We also distribute certain grocery items from the DC where cost effective. As we enter new markets, we will evaluate the need for additional warehouse and distribution facilities. The DC currently delivers produce, private label groceries, and selected other items to the majority of our stores west of the Mississippi River.

We operate commissary kitchens in Denver, Colorado; Portland, Oregon, and Vancouver, British Columbia, Canada. These facilities produce deli food, bakery products and certain fresh private label items for sale in our stores. Each kitchen can make deliveries to stores within a certain radius of the facility. We evaluate the need for new commissary kitchens as we expand into new markets. For stores outside the delivery area of our commissary kitchens, the individual stores’ food service departments produce their own goods from standard recipes.

Marketing

As a leading retailer of specialty foods with an emphasis on health and wellness, Wild Oats continues to build brand awareness and drive consumer traffic through various marketing vehicles. Mass media advertising, together with grassroots marketing, special events, online and direct marketing as well as alliance marketing with organizations and products in our space are used to educate new and existing customers about what the brand has to offer in terms of experience, values and products. In 2005, we launched a new website, expanded print advertising in newspapers and increased investments in grass roots marketing and special events.

Our farmers’ market format stores, Henry's and Sun Harvest, are specialty retailers targeted towards customers learning about and entering the health and wellness arena. In 2005, price was emphasized together with experience and product benefits through weekly flyers and some mass media advertising.

Management Information Systems

Our management information systems have been designed to provide detailed corporate, regional and store-level merchandising, financial, marketing and operating data to regional directors and store directors and to our management at headquarters on a timely basis. We employ "state of the art" applications and infrastructure at our DC, including wireless networks and voice activated stock picking. We determined that our ability to continue controlling costs would be enhanced by continuous capital improvements in technology and software. In fiscal 2005, we completed several major initiatives, including:

  a systematic refresh of point-of-sale systems in older stores to reduce maintenance costs, improve cashier productivity, and customer service;
  relocation of the corporate data center to a third-party data center to avoid future building costs and ensure continous operations of the Company’s critical information applications;
  complete rollout of the back-door receiving program;
  implementation of store-level hand held ordering for products shipped from our DC, began replacement of home office personal computers with "thin client" technology to lower operating and support costs for information technology infrastructure, and deployment of Electronic Data Interchange ("EDI") invoicing at the DC to improve operating efficiency.

The 2006 management information plans will have a continued focus on lowering operating costs and improving margins at the stores and the home office. Key 2006 initiatives include:

  completion of the EDI invoicing and receiving initiative;
  development and testing of store-level perpetual inventory systems;
  development and testing of an automated store ordering system;
  upgrading our store data networks to add bandwidth and lower costs, and continued implementation of the "thin client" technology in our stores.

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

A number of other natural foods supermarkets offer a range of natural foods products similar to those offered in our stores. We believe that the principal competitive factors in the natural foods industry include customer service, quality and variety of selection, store location and convenience, price and store atmosphere. We directly compete with Whole Foods Markets, Inc. in 18 states and in British Columbia. We believe our natural foods supermarket concept is differentiated from that of Whole Foods through our higher product standards and more competitive pricing. Our stores are smaller in size and less expensive to build, which gives us access to markets that may not have the diversity believed necessary to support large stores.

Employees

As of February 20, 2006, we employed approximately 4,789 full-time individuals and 3,807 part-time individuals. Approximately 8,233 of our employees are engaged at the store-level and 363 are devoted to regional and corporate activities. We believe that we maintain a good relationship with our employees. However, based on past union organizing activities, we anticipate that in the future, one or more of our stores may be the subject of attempted organizational campaigns by labor unions representing grocery industry workers.

All of our managerial employees participate in an incentive program that provides periodic payments based on achieving certain performance targets and operations standards. In addition, we also seek to attract and retain enthusiastic and dedicated staff members through comprehensive benefits packages, including discounts on purchases, health and disability insurance, an employee stock purchase plan and an employer-matching 401(k) plan.

Available Information

Our corporate Internet Web site is http://www.wildoats.com, ("Internet Web site"), where we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities Exchange Commission ("SEC"). These reports are also maintained by the SEC on their Web site at http://www.sec.gov. Additionally, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Charter of the Board of Directors’ Nominating Committee and our Code of Ethics are also posted on our Internet Web site. We will post on our Internet Web site any waivers granted to the principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, that relate to any element of the Code of Ethics enumerated in Item 406(b) of Regulation S-K.

Item 1A.

RISK FACTORS

You are cautioned that there are risks and uncertainties that could cause our actual results to be materially different from those suggested by forward-looking statements that we make from time to time, both verbally and in writing. You should carefully consider the risk factors discussed below and recognize that other risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The cautionary statements below discuss important factors that could cause our business, financial condition, operating results and cash flows to be materially adversely affected. The Company does not undertake any obligation to update forward-looking statements.

Our results of operations have been, and will continue to be affected by, among other things:

  the successful opening and operating of new stores, and remodels/remerchandising of existing stores, fluctuations in quarterly results of operations and stock price, economic conditions,
  competition,
  labor issues,
  loss of key management,
  government regulations, and
  changes in and performance by suppliers, distributors and manufacturers.

The successful opening and operating of new stores, and remodels/remerchandising of existing stores. We plan to continue growing primarily through the opening of new stores. Achieving this goal is contingent on various conditions, and there is no assurance that our growth strategy will result in greater sales and profitability. New stores build their sales volumes and refine their merchandise selection gradually and, as a result, generally have lower gross margins and higher operating expenses as a percentage of sales than more mature stores. New stores opened experience operating losses for the first 12 to 18 months of operation, or possibly longer, in accordance with historical trends; although certain stores are projected to incur operating losses for six to 12 months.

Our plan is to continue to complete significant remodels and remerchandising of existing stores. Remodels and remerchandising typically cause short-term disruption in sales volume and related increases in certain expenses as a percentage of sales, such as payroll. We cannot predict whether sales disruptions and the related impact on earnings may be greater than projected in future remodeled or remerchandised stores. Changes in merchandising and marketing strategies may also impact an individual store and overall Company results.

The construction or acquisition of new stores, remodeling/remerchandising of existing stores, as well as completion of capital purchases of new technology systems required for efficient operation of our business require substantial capital expenditures. In the past, cash generated from operations, debt and equity financing proceeds have funded our capital expenditures. These sources of capital may not be available to us in the future. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

Fluctuations in quarterly results of operations and stock price. Our quarterly results of operations may differ materially from quarter to quarter for a variety of reasons, including the timing and success of new store openings, overall store performance, changes in the economy, seasonality, uninsured losses, including loss of sales caused by natural disasters, the timing of holidays, significant increases or decreases in prices for, or availability of, goods and services, competitive pressure, labor disturbances, shrink and spoilage, fluctuations in profit margins for discontinued items, as well as other factors mentioned in this section.

Our stock price has been, and continues to be, fairly volatile. Our stock price is affected by our quarterly and year-end results, whether those results are consistent with the expectations of financial analysts and investors, financial results of our major competitors and suppliers, general market and economic conditions and publicity about our competitors, our vendors, our industry or us. Volatility in our stock price may affect our future ability to renegotiate our existing credit agreement or enter into a new borrowing relationship, or affect our ability to obtain new store sites on favorable economic terms.

Economic conditions. Downturns in general economic conditions in communities, states, regions or the nation as a whole can affect our results of operations. While purchases of food generally do not decrease in a slower economy, consumers may choose less expensive alternative sources for food purchases. Increases in fuel commodity prices may change consumer shopping habits and also increase the costs that we pay for construction and remodels, products, supplies, utilities and distribution, decreasing our net profits. In addition, downturns in the economy may make the disposition of excess properties, for which we continue to pay rent and other carrying costs, substantially more difficult as the markets become saturated with vacant space and market rents decrease below our contractual rent obligations.

Competition. We compete with multi-unit and independent natural foods, specialty and conventional grocers. As competition in certain markets intensifies, our results of operations may be negatively impacted through loss of sales, reduction in margin from competitive price modifications, competition for qualified employees and disruptions in our employee base.

Loss of key management. Our future direction and success is dependent in large part on the continued services of certain key executive officers. Loss of any key officer may have an adverse affect on current operations and future growth programs. Our continued success also is dependent on our ability to attract and retain qualified executives to meet our future growth needs.

Government regulations. We are subject to a myriad of laws, regulations and ordinances at the local, state and national level governing the operation of our stores and support facilities, and our ability to comply with these laws could negatively affect our store sales and operations, or could delay the opening of a new store. Such laws include the following: state and federal wage and hour laws, which may result in increased minimum wage levels, required payment of overtime to employees classified as salaried employees and increased benefit costs; National Organic Program regulations promulgated by the United States Department of Agriculture ("USDA"), which may require different handling of certain products or the exclusion of certain products from the definition of "organic", each of which could limit product supply, increase costs or reduce revenues; state and federal health and sanitation regulations, which may require substantial equipment or tenant improvement modifications at added expense or increase labor costs and costs of food handling or impact the ability to supply from commissaries across state lines; local and state laws restricting the availability of liquor licenses and liquor sales, which may reduce some stores’ sales; and land use and zoning regulations, which may impact hours of operation, hours when shipments may be received and the ability to provide certain services or products, which may reduce revenues or increase direct store operating costs. Implementation of and changes to such laws can have a material impact on our sales volume, costs of goods and direct store expenses. In addition, from time to time we are audited by various governmental agencies for compliance with existing laws, and we could be subject to fines or operational modifications as a result of noncompliance.

Changes in and performance by suppliers, distributors and manufacturers. In January of 2004, we executed a five-year primary distribution agreement with UNFI. We purchase approximately one third of our total products from UNFI, and the remainder from small vendors and secondary and tertiary distributors. In addition, in 2004 we opened the DC in Riverside, California. At the end of fiscal 2005, the majority of our stores west of the Mississippi River were receiving substantially all of their produce, private label groceries, and selected other items from our DC. Significant disruptions in operations of our distributors or at our DC could materially impact our operations by disrupting store-level merchandise selection, resulting in reduced sales. Also, from time to time, we may experience product shortages due to the impact of adverse weather conditions, such as drought or flood, or disruptions in the supply chain from competition for products from other retailers, product shortages and transportation disruptions. These shortages may result in decreased product selection and increased out-of-stock conditions, as well as higher product costs, which result in decreased sales or margins.

Item 1B.

UNRESOLVED STAFF COMMENTS

None.

Item 2.

PROPERTIES

We currently lease approximately 54,000 square feet for our corporate headquarters in Boulder, Colorado. The primary lease expiration is August 31, 2006, with one three-year renewal option. In July 2005, we signed a ten-year lease for approximately 82,500 square feet for our new corporate headquarters location in Boulder, Colorado. We anticipate occupancy in the new building in the fourth quarter of 2006.

We lease all of our stores, including operating, closed and under construction locations. Our leases typically provide for a 10 to 15-year base term and generally have several renewal periods. The rental payments are generally fixed base rates, although many of our older leases call for payment of minimum base rent with additional rent calculated on a percentage of sales over a certain break point. We strive to negotiate our leases on a turnkey basis, whenever possible, in order to reduce our capital expenditures, with modest increases in long-term rent. However, as we move into denser markets with less available land for development, we anticipate that many of our leases will include a delivery of a building shell plus some kind of tenant improvement allowance.

Store Locations

The following map and store list show, as of February 20, 2006, the number of natural foods grocery stores that we operate in each state and Canadian province and the cities in which our stores are located.

3
1
1
3
6
2
1
2
3
4
2
2
5
14
2
2
2
27
3
1
9
1
4
8
3

Arizona:
Tucson (2), metro Phoenix (6), Scottsdale
Arkansas:
Little Rock
California:
Chino Hills, Corona, Costa Mesa, Escondido, Fullerton, Hemet, Laguna Beach, Laguna Niguel, Long Beach, Mission Viejo, Pasadena, San Diego (11), Santa Monica (2), Yorba Linda, Rancho Cucamonga, Temecula
Colorado:
Boulder (3), Colorado Springs, metro Denver (9), Fort Collins
Connecticut:
West Hartford, Westport
Florida:
Melbourne, Miami, Miami Beach
Illinois:
Evanston, Hinsdale
Indiana:
Indianapolis (2)
Kansas:
Kansas City (2)
Kentucky:
Lexington, Louisville
Maine:
Portland
Massachusetts:
Boston (3)
Missouri:
Kansas City, St. Louis
Nebraska:
Omaha (2)
Nevada:
Las Vegas (2), Reno
New Jersey:
Princeton
New Mexico:
Albuquerque (3), Santa Fe
Ohio:
Cincinnati (2), Cleveland, Columbus
Oklahoma:
Tulsa
Oregon:
Bend, Portland (5)
Tennessee:
Memphis, Nashville (2)
Texas:
Austin (2), Corpus Christi, El Paso, McAllen, San Antonio (3)
Utah:
Park City, Salt Lake City (4)
Washington:
Vancouver
British Columbia, Canada:
Vancouver (3)

Support Facilities:

We have two office facilities separate from stores, both in Colorado, from which regional and home office support are provided. These two offices will be consolidated into our new home office, which we currently anticipate occupying in the fourth quarter of 2006. We have three commissary kitchens: one free-standing kitchen in Portland, Oregon, and two commissary facilities, each located in an operating store (Colorado and Canada). We also have one DC in California.

Item 3.

LEGAL PROCEEDINGS

Wild Oats Markets Canada, Inc., as successor to Alfalfa's Canada, Inc., a Canadian subsidiary of the Company, was a defendant in Helen Fakhri and Ady Aylon, as Representative Plaintiffs v. Alfalfa's Canada, Inc., a class action suit for monetary damages brought in the Supreme Court of British Columbia, Canada by the representative plaintiffs on behalf of two groups of claimants - those who claim to have contracted Hepatitis A allegedly through the consumption of food purchased at a Capers Community Market ("Capers") in the spring of 2002, and those who were inoculated against Hepatitis A in March and April, 2002, after handling and/or consuming food products from Capers that were or might have been contaminated with Hepatitis A. In July 2005, the Court approved a settlement agreement pursuant to which plaintiffs submitted proof of claim received, at their election, either cash or a gift card, redeemable at our Canadian stores, in amounts determined by classification of the claimant within one of three separate categories. We have exhausted our deductible, and our insurers have provided coverage for excess defense and administrative costs and settlement liability.

Tim Auchterlonie, individually and on behalf of all others similarly situated and the general public, and Roes 1 to 1000 vs. Wild Oats Markets, Inc. and Does 1 through 100, is a suit brought in August 2004 in the Superior Court, County of Los Angeles, for payment of overtime and damages relating to alleged violations of the California Business and Professions Code by a former store director claiming that he should have been classified as an employee paid on an hourly basis, together with other related claims. In mid-2005, five additional named plaintiffs were added to the suit, and the trials of the original plaintiff and the new plaintiffs were bifurcated. We believe that all of the named plaintiffs were correctly classified as exempt employees based upon their job duties. We have settled with the original plaintiff, and the trial date has been vacated. A trial for the remaining plaintiffs has been set for third quarter 2006.

In June 2002 an administrative law judge ("ALJ") found against us in Wild Oats Markets, Inc. and Local 371, United Food & Commercial Workers, in certain unfair labor practice charges brought in connection with the opening of our store in Westport, Connecticut. We appealed the ALJ’s decision to the National Labor Relations Board ("NLRB"). In May 2005, the NLRB denied the appeal and issued a Decision and Order, setting forth certain equitable, injunctive and monetary remedies to be undertaken by us, including payment of backpay less interim earnings, and offers of employment to certain former employees of a store that we sold in 2000 (the "Sold Store"). We agreed to reinstate one former employee and paid an immaterial amount to settle the claims of ten named individuals in the ruling. The NLRB has indicated that there may be liability to other employees from the Sold Store for certain periods that such individuals were unemployed. We are currently evaluating whether to appeal the remainder of the Decision.

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

None.

PART II.

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ National Market under the symbol "OATS".

The following are the quarterly high and low close prices for each quarter of the past two years:

	HIGH	LOW

First Quarter 2004	$15.35	$11.89
Second Quarter 2004	15.37	11.83
Third Quarter 2004	14.07	7.47
Fourth Quarter 2004	8.87	5.67

First Quarter 2005	$10.80	$6.11
Second Quarter 2005	12.34	9.81
Third Quarter 2005	13.88	11.57
Fourth Quarter 2005	12.92	10.91

As of February 20, 2006, Wild Oats’ common stock was held by 543 stockholders of record. No cash dividends have been declared previously on our common stock, and we do not anticipate declaring a cash dividend in the near future. Our existing credit facility contains restrictions on our ability to pay cash dividends.

Cautionary Statement Regarding Forward-Looking Statements

This Report on Form 10-K contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks. Such forward-looking statements include statements as to the number of stores we plan to open or relocate in future periods and the anticipated performance of such stores; the impact of competition; the sufficiency of funds to satisfy our cash requirements; the impact of changes resulting from our merchandising and marketing programs; our ability to benefit from past supply chain modifications; expected pre-opening expenses and capital expenditures; and other statements containing words such as "believes," "anticipates," "estimates," "expects," "may," "intends" and words of similar import or statements of management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause differences in results of operations include, but are not limited to, the timing and execution of new store openings, relocations, remodels and closures; new competitive impacts; changes in product supply or suppliers and supplier performance levels; changes in management information needs; changes in customer needs and expectations; changes in government regulations applicable to our business; changes in economic or business conditions in general or affecting the natural foods industry in particular; and competition for and the availability of sites for new stores. We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.

Item 6.

SELECTED FINANCIAL DATA

(in thousands, except per-share amounts and number of stores)

The following selected financial data are derived from the consolidated financial statements of Wild Oats Markets, Inc. (the "Company"). The data set forth below should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations", the Company’s consolidated financial statements and related notes thereto and other financial information included elsewhere in this report.

FISCAL YEAR	2005	2004	2003	2002	2001

STATEMENT OF OPERATIONS DATA:
Sales
	$1,123,957	$1,048,164	$ 969,204	$ 919,130	$ 893,179
Cost of goods sold and occupancy costs
	796,396	751,314	683,480	643,769	635,615

Gross profit
	327,561	296,850	285,724	275,361	257,564
Direct store expenses
	242,822	235,425	208,908	198,379	207,898

Store contribution
	84,739	61,425	76,816	76,982	49,666
Selling, general and administrative expenses
	66,559	62,454	64,659	55,186	53,131
Loss on disposal of assets, net
	187	187	2,087	21	477
Pre-opening expenses
	3,419	5,265	3,490	2,737	2,444
Restructuring and asset impairment charges (income), net
	3,967	2,461	(1,259)	(775)	53,058

Income (loss) from operations
	10,607	(8,942)	7,839	19,813	(59,444)
Loss on investment
	-	-	-	-	228
Loss on early extinguishment of debt
	559	-	186	-	-
Interest expense, net
	6,294	5,239	4,966	11,077	12,152

Income (loss) before income taxes
	3,754	(14,181)	2,687	8,736	(71,824)
Income tax expense (benefit)
	569	25,838	1,094	3,666	(26,229)

Net income (loss)
	$ 3,185	$ (40,019)	$ 1,593	$ 5,070	$ (45,595)

Basic net income (loss) per common share
	$ 0.11	$ (1.37)	$ 0.05	$ 0.19	$ (1.87)

Weighted-average number of common shares outstanding, basic
	28,812	29,219	29,851	26,481	24,424

Diluted net income (loss) per common share
	$ 0.11	$ (1.37)	$ 0.05	$ 0.19	$ (1.87)

Weighted-average number of common shares outstanding, assuming dilution
	29,249	29,219	30,258	27,082	24,424

Number of stores at end of period
	113	108	103	99	107
BALANCE SHEET DATA:
Working capital deficit
	$ (10,601)	$ (24,936)	$ (35,558)	$ (25,541)	$ (25,481)
Total assets
	$ 418,870	$ 405,560	$ 373,428	$ 361,454	$ 393,206
Long-term debt (including capitalized leases)
	$ 148,181	$ 148,675	$ 64,042	$ 77,217	$ 146,672
Stockholders’ equity
	$ 109,542	$ 101,101	$ 162,373	$ 156,187	$ 98,139
NON GAAP FINANCIAL DATA (1) :
EBITDA, as adjusted
	$ 41,049	$ 21,623	$ 36,518	$ 43,712	$ 24,077
Debt to EBITDA, as adjusted
	3.6	6.9	1.8	1.8	6.6
(1) For an explanation of EBITDA, as adjusted, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non GAAP Financial Information."

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-K contains certain forward-looking statements regarding our future results of operations and performance. Important factors that could cause differences in results of operations include, but are not limited to: the timing, execution and success of new store openings, relocations and remodels; the timing of and liability resulting from closures; amount of time before new stores become profitable; the timing and impact of promotional and advertising campaigns; the impact of competition; changes in merchandising strategies, product supply or suppliers; changes in management information needs; changes in customer needs and expectations; governmental and regulatory actions; general industry or business trends or events; changes in economic or business conditions in general or affecting the natural foods industry in particular; and competition for and the availability of sites for new stores and potential acquisition candidates. See Item IA. "Risk Factors", and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Forward-Looking Statements."

Executive Summary

This Executive Summary section of Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a broad summary of the more specific and detailed information disclosed in other sections of this report. The context that it provides should be viewed as a supplement to, and read in conjunction with the details contained elsewhere in this report. Wild Oats Markets, Inc. is one of the largest natural food supermarket chains in North America, with 111 stores in 24 states and British Columbia, Canada, as of February 20, 2006.

Our revenues are primarily derived from the retail sale of grocery products at our stores. We operate in the retail grocery industry with two store formats: the natural foods supermarket, under the Wild Oats Natural Marketplace name nationwide and Capers Community Market name in Canada; and the farmers market format, under the Henry’s Farmers Market name in southern California and Phoenix, Arizona, and the Sun Harvest name in Texas. Both formats emphasize natural and organic products with a wide selection of products in a full-service environment. The formats share a core demographic customer profile. We manage support services provided to the stores centrally from our Boulder, Colorado headquarters. All of our stores, regardless of format, purchase from the same primary distributor based on centralized negotiations, merchandising and marketing strategies. Our Riverside, California DC, opened in February 2004, primarily supplies produce, private label groceries, and selected other items for the majority of our stores west of the Mississippi River. We continue to identify additional procurement opportunities to maximize efficiencies of the DC.

In 2005, we opened eight new stores in existing markets and completed four major remodels. We grew gross margins to 29.1% by introducing new programs, addressing underperforming stores and reducing product costs. We reduced direct store expenses by 90 basis points through labor scheduling, operating initiatives and the leveraging of fixed expenses. We continued to build our brand through private label growth and nontraditional alliances with Peapod, a grocery delivery service in metropolitan Chicago, Illinois, and Stop and Shop supermarkets in the Northeastern United States.

As of February 20, 2006, we had 111 stores located in 24 states and Canada, as compared to 108 stores in 24 states and Canada as of the end of fiscal 2004. A summary of store openings, acquisitions, closures and sales is as follows:

	TOTAL STORE COUNT
	Fiscal Year Ending					Period Ending

						Feb 20,
	2001	2002	2003	2004	2005	2006

Store count at beginning of period	106	107	99	103	108	113
Stores opened	4	1	8	12	8	-
Stores closed	(1)	(5)	(4)	*(6)	(3)	(2)
Stores sold	(2)	(4)	-	(1)	-	-

Store count at end of period	107	99	103	108	113	111

*Includes the closure of one store in Phoenix, Arizona that was converted to a new format and reopened in 2004.

As has been our practice in the past, we will continue to evaluate the profitability, strategic positioning, impact of potential competition, and sales growth potential of all of our stores on an ongoing basis. We may, from time to time, make decisions regarding closures, disposals, relocations or remodels in accordance with such evaluations. In fiscal 2005 and through the date of this report, we have closed five stores; two pursuant to relocations to larger facilities, two that were smaller, older, under-performing stores, and one when we exited the market area. Of the five stores, two leases have terminated.

Outlook

We expect to continue to grow top line sales through new stores, of which we intend to open approximately ten and continued comparable store sales growth of approximately four to five percent in 2006. We will continue to add new products to our shelves to provide more unique, specialty and gourmet items for our customers. We plan to continue to grow our private label line of products and will add an additional 300 new items under the Wild Oats and Henry’s product lines. We continue to focus on strengthening our perishable products categories by adding more local and seasonal items to our mix in the produce and meat and seafood departments. We introduced a number of new innovations to our prepared foods department in 2005 and will continue this development throughout 2006.

We plan on leveraging the momentum we gained through 2005 in the merchandising or procurement of our products to get our gross margin to approximately 30 percent for the fiscal 2006 year. With increasing sales, we intend to further leverage our direct store expenses, particularly payroll, to keep costs controlled.

EBITDA, as adjusted, in 2006 should fall in the $49.0 million to $51.0 million range, and will exclude non-cash compensation charges as a result of SFAS 123R, which requires the expensing of stock option value given to the employee. Earnings per share should be in the range of $0.34 to $0.40 for the full year. Both metrics include the impacts of the store closure estimates announced shortly after year end 2005.

During 2006, we intend to continue our real estate expansion strategy by opening stores in high demand areas where we do not already have a presence, as well as in locations that will allow us to relocate smaller, older stores. For our Wild Oats Natural Marketplace stores, we also intend to expand into new markets with a focus on major metropolitan areas with higher density that index well for natural and organic foods shoppers. We currently have 16 leases or letters of intent signed for sites we plan to open this year and next, with an estimated 10 stores opening in 2006. We will also complete up to six major remodels in 2006, investing more than $1.0 million per store to bring older stores up to date and expanding the size of our existing stores. We will continue to evaluate acquisition opportunities in both existing and new markets.

Results of Operations

Our net income for fiscal 2005 was $3.2 million, or $0.11 per diluted share, compared with a net loss of $40.0 million, or $(1.37) per diluted share, in fiscal 2004. The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of sales and in dollars (percentages may not add due to rounding):

FISCAL YEAR	2005		2004		2003

Sales	$1,123,957	100.0%	$1,048,164	100.0%	$ 969,204	100.0%
Cost of goods sold and occupancy costs	796,396	70.9%	751,314	71.7%	683,480	70.5%

Gross profit	327,561	29.1%	296,850	28.3%	285,724	29.5%
Direct store expenses	242,822	21.6%	235,425	22.5%	208,908	21.6%

Store contribution	84,739	7.5%	61,425	5.8%	76,816	7.9%
Selling, general and administrative expenses	66,559	5.9%	62,454	6.0%	64,659	6.7%
Loss on disposal of assets, net	187	-%	187	-%	2,087	0.2%
Pre-opening expenses	3,419	0.3%	5,265	0.5%	3,490	0.4%
Restructuring and asset impairment charges (income), net	3,967	0.4%	2,461	0.2%	(1,259)	(0.1)%

Income (loss) from operations	10,607	0.9%	(8,942)	(0.9)%	7,839	0.7%

Loss on early extinguishment of debt	(559)	-%	-	-%	(186)	-%
Interest income	1,669	0.1%	1,070	0.1%	780	0.1%
Interest expense	(7,963)	(0.7)%	(6,309)	(0.6)%	(5,746)	(0.6)%

Income (loss) before income taxes	3,754	0.3%	(14,181)	(1.4)%	2,687	0.2%
Income tax expense	569	-%	25,838	2.5%	1,094	0.1%

Net income (loss)	$ 3,185	0.3%	$ (40,019)	(3.9)%	$ 1,593	0.2%

Year over Year 2005 v. 2004 Comparisons of Certain Selected Income Statement Data

The following narrative compares those selected income statement data with material changes from year to year. Aggregate dollar amounts for fiscal 2005 reflect a 52 week fiscal year, as compared to 53 week fiscal 2004.

Sales. Net sales for the fiscal year ended December 31, 2005, were $1.1 billion, an increase of 7.2%, compared with $1.0 billion in fiscal 2004. Excluding the 53rd week of sales of $18.3 million during 2004, 2005 sales were up 9.1% over fiscal 2004. Increases were attributable to comparable store sales growth of 3.8% and the net increase of five stores in fiscal 2005. We ended the year with total square footage of 2.58 million square feet, which is an increase of 5.3% compared with 2.45 million square feet at the end of 2004. Comparable store sales for fiscal 2005 increased 3.8%, as compared to 1.4% in fiscal 2004. Our comparable store sales started the year flat compared to 2004 results and have increased throughout 2005 due to new promotional plans and marketing and merchandising initiatives. We have experienced continual growth of our private label brand throughout 2005 with private label sales growing 35.0% over 2004 and faster than overall company sales growth.

Gross profit. Gross profit consists of sales less costs of goods sold and store occupancy costs. Occupancy costs include store related depreciation, rent and utilities. Gross profit for the fiscal year ended December 31, 2005 increased 10.3% to $327.6 million as compared to $296.9 million in fiscal 2004, while gross profit margins increased to 29.1%, compared to 28.3% in fiscal 2004, largely due to more strategic marketing and merchandising programs which have benefited our gross margin. In addition, our stores opened in 2005 have generated higher gross margins than the stores we opened during 2004.

Direct store expenses. Direct store expenses include the following: store payroll, taxes and benefits, store supplies and maintenance, in-store community marketing, and other store-specific costs. Direct store expenses for the fiscal year ended December 31, 2005, decreased as a percent of sales to 21.6% as compared to 22.5% in fiscal 2004. Direct store expenses decreased as a result of leveraging payroll and the related taxes against higher sales, along with benefit savings from our self-insured workers compensation plan and the stabilization of healthcare costs. Additionally, payroll in our new stores as a percent of sales improved over 2004 performance.

Selling, general and administrative expenses. Selling, general and administrative expenses include the following: corporate and regional administrative support services, and purchasing and marketing costs. Selling, general and administrative expenses for the fiscal year ended December 31, 2005, decreased to 5.9% of sales in fiscal 2005 as compared to 6.0% in fiscal 2004. The decrease as a percent of sales is attributable to greater operating efficiencies created by our third quarter 2004 home office restructuring and to leveraging against higher sales. The increase of $4.1 million in costs are due primarily to incremental accounting and legal fees incurred in the first quarter of 2005 related to our restatement, with regards to lease accounting and corporate and regional level bonuses.

Pre-opening expenses. Pre-opening expenses include labor, rent, advertising, utilities, supplies, and certain other costs incurred prior to a store’s opening. Pre-opening expenses for the fiscal year ended December 31, 2005, decreased 35.1% as compared to fiscal 2004, primarily as a result of eight new store openings in fiscal 2005 as compared to 12 in fiscal 2004.

Restructuring and asset impairment charges (income). Restructuring and asset impairment expense in fiscal 2005 was $4.0 million, as compared to $2.5 million in fiscal 2004 and income of $1.3 million in fiscal 2003. The following table summarizes the components of restructuring and asset impairment charges and income for fiscal years 2005, 2004, and 2003, respectively, (in thousands):

	Fiscal	Fiscal	Fiscal
Components of Charge	2005	2004	2003

Change in estimate related to lease-related liabilities for sites previously identified for closure or sale (includes accretion)	$ 230	$ 104	$(2,376)
Estimate related to lease-related liabilities for sites identified to be closed or sold during the period	1,273	566	188
Severance for employees terminated during the period	134	754	232
Asset impairment charges	1,370	1,037	947
Write off of goodwill	960	-	-
Insurance proceeds received for impaired assets previously written off	-	-	(250)

	$ 3,967	$ 2,461	$(1,259)

During fiscal 2005, we recorded restructuring and asset impairment expense of $4.0 million. Management decides to close or relocate stores in circumstances where the existing store is under-performing and/or a more desirable location in the same market becomes available. Warehouses and support facilities will be closed, consolidated, or relocated when opportunities arise to reduce overall costs of operations in those facilities. Details of the significant components are as follows (in thousands):

Changes in estimate related to lease-related liabilities for sites identified in previous years for closure ($230,000 in restructuring expense). During 2005, we adjusted our estimates of remaining lease liabilities for locations closed in years before fiscal 2005 due to changes in marketability, subtenancy, or agreements reached with landlords that differed from the original estimated lease obligation. In addition to the changes cited above, we incurred accretion expense of $469,000 during the year, for known changes in the net present value of future minimum lease payments.

Estimate for sites identified for closure that were closed during the year ($1.3 million of restructuring expense). During the year, we closed one store in Oregon, one commissary kitchen in Arizona, a regional office in California, and we relocated two stores; one in Oregon and one in Arizona. Related to these closures and relocations, we accrued for the period of time that best estimates our remaining lease liabilities and closure costs.

Severance for employees notified of termination during the year ($134,000 of restructuring expense). During the year, 88 employees were terminated in conjunction with the closing of one store, a commissary kitchen and regional office, and the relocation of two stores. As of December 31, 2005, all $134,000 of involuntary termination benefits had been paid to terminated employees. In addition, $192,000 was also paid to terminated employees related to accruals from the prior year.

Asset impairment charges. ($1.4 million of restructuring expense). During 2005, we reviewed the undiscounted cash flows of all locations. Two locations had future cash flows that were less than the carrying value of their associated assets. We impaired the fixed assets at these locations to their net realizable value. Also, during the year, we wrote off assets related to sites identified for future store locations that were subsequently determined insuitable. Other assets originally designated to be transferred from closed stores were deemed no longer useful and written off.

Write off of goodwill. ($960,000 of restructuring expense). During the first quarter of fiscal 2005, the Company closed its remaining store in Eugene, Oregon and exited the market area. The goodwill, net of accumulated amortization associated with this market area, was written off.

During the fiscal year ended 2005, the Company incurred $553,000 of charges for accelerated depreciation related to planned store closures. These costs are included in the "Cost of goods sold and occupancy costs" line of the Consolidated Statements of Operations.

Interest income. Interest income for the fiscal year ended December 31, 2005 was $1.7 million compared to $1.1 million in fiscal 2004. The increase is directly attributable to a full year of cash investments from the proceeds from our debenture issuance in fiscal 2005 as compared to a partial year in fiscal 2004.

Interest expense. Interest expense for the fiscal year ended December 31, 2005 increased to $8.0 million as compared to $6.3 million in fiscal 2004. The increase over 2004 is due to a full year of interest from the debenture offering completed in June 2004 as compared to a partial year in fiscal 2004.

Income tax expense. The effective tax rate for the fiscal year ended December 31, 2005 was 15.2% as compared to (182.2)% for fiscal year 2004. The increase in the effective rate is due to a number of factors, including a much smaller change in the tax valuation allowance during 2005, an adjustment of the deferred tax assets and liabilities arising from the 2004 restatement, and the expiration of certain tax attributes.

As of December 31, 2005, we had a net deferred tax asset of $64,000 compared to a net deferred tax asset of $418,000 for the fiscal year ending January 1, 2005. The net deferred tax asset is related to the temporary differences on the Canadian fixed assets. The Company anticipates continuing to report taxable income in Canada and, therefore, no valuation allowance was established against this asset. The amount has decreased during the current year for two reasons. First, a true-up related to the fiscal 2004 income tax return reduced the asset and second, the asset was further reduced due to an excess of tax depreciation over book depreciation in Canada for the current 2005 fiscal year.

Net income (loss). In fiscal 2005, we generated net income of $3.2 million, or $0.11 per diluted share, compared with net loss of $40.0 million or $(1.37) per diluted share in fiscal 2004.

Earnings before interest, taxes, depreciation and amortization, loss on early extinguishment of debt, loss (gain) on asset disposals, net, restructuring and asset impairment charges (income), net, as adjusted ("EBITDA, as adjusted").   EBITDA, as adjusted, was $41.0 million, or 3.7% of sales for the fiscal year ended December 31, 2005, an 89.8% increase as compared to $21.6 million, or 2.1% of sales in the fiscal year ended 2004.  We believe that the reconciliation of earnings before interest, taxes, depreciation and amortization ("EBITDA") and EBITDA, as adjusted, provides meaningful non GAAP financial measures to help management and investors understand and compare business trends among different reporting periods on a consistent basis, independently of regularly reported non-cash charges and infrequent or unusual events as determined by management.  Readers are cautioned not to view EBITDA or EBITDA, as adjusted, as an alternative to GAAP results or as being comparable to results reported or forecasted by other companies, and should refer to the reconciliation of GAAP net income (loss) results to EBITDA and EBITDA, as adjusted, for the years ended 2005 and 2004, respectively.  For an explanation of EBITDA, and EBITDA, as adjusted, see Non GAAP Financial Information.

Year over Year 2004 v. 2003

The following narrative compares those selected income statement data with material changes from year to year. Aggregate dollar amounts for fiscal 2004 reflect a 53 week fiscal year, as compared to 52 week fiscal 2003.

Sales. Net sales for the fiscal year ended January 1, 2005, were $1.0 billion, an increase of 8.1%, compared with $969.2 million in fiscal 2003. Excluding the 53rd week of sales of $18.3 million during 2004, 2004 sales were up 6.3% over fiscal 2003. Increases were attributable to the addition of 12 new stores in fiscal 2004, despite the closure of seven stores during the fiscal year, as we ended the year with total square footage of 2.45 million square feet, which is an increase of 9.9% compared with 2.23 million square feet at the end of 2003. Comparable store sales for fiscal 2004 increased 1.4%, as compared to 2.4% in fiscal 2003. The decrease in comparable store sales over 2003 results from the greater benefit of the southern California conventional grocery strike in the fourth quarter of 2003 as compared to the smaller impact in the first quarter of 2004. In the second half of 2004, we increased our promotional activity to drive customer count to retain some of the customers that came to us during the strike. The positive impact to sales year over year was offset by the decrease in gross profit percentage. Total sales increased in 2004 despite supply chain disruptions experienced in the first quarter of 2004 with our former primary distributor, and issues of quality and consistency throughout 2004 in produce distributions from our new California warehouse.

Gross profit. Gross profit consists of sales less costs of goods sold and store occupancy costs. Occupancy costs include store related depreciation, rent and utilities. Gross profit for the fiscal year ended January 1, 2005 increased 3.9% to $296.9 million as compared to $285.7 million in fiscal 2003, while gross profit margins declined to 28.3%, compared to 29.5% in fiscal 2003, largely due to promotional activity, such as our Thanksgiving promotion, in selected regions of the country in the second half of 2004 to attract new customers and retain customers gained during the southern California conventional grocery strike and changes to our distribution processes. The impact of the combined promotional activity and distribution changes is estimated at 30 basis points of the reduction from prior year. Margins, or gross profit percentage, declined 90 basis points over last year due to the effect of newer stores (defined as stores open less than 12 months) being a larger percent of our total store base. Traditionally, our newer stores carry lower margins due to higher shrink and heavy promotional activity. The impact of accelerated depreciation was approximately $200,000 more during 2004 than 2003, and amounted to a $4.0 million of a decrease to gross profit during 2004.

Direct store expenses. Direct store expenses include the following: store payroll, taxes and benefits, store supplies and maintenance, in-store community marketing, and other store-specific contract costs. Direct store expenses for the fiscal year ended January 1, 2005, increased as a percent of sales to 22.5% as compared to 21.6% in fiscal 2003. Direct store expenses increased as a result of the addition of five new stores (net of closed stores) and an overall increase in sales and same store customer traffic. Our new stores typically have a higher payroll as a percentage of sales for up to the first 18 months of operation. In addition to the higher new store payroll percentages, we incurred benefit cost increases in the self insured areas of health and workers’ compensation of over $4 million, along with a $1.0 million charge for the expected cost of remediating our 401(k) plan, for which we have filed a voluntary compliance plan with the Internal Revenue Service. We have also changed some of our marketing efforts to store level versus national level, and the related costs have been reflected as direct store expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses include the following: corporate and regional administrative support services, and purchasing and marketing costs. Selling, general and administrative expenses for the fiscal year ended January 1, 2005, decreased to 6.0% as a percent of sales in fiscal 2004 as compared to 6.7% in fiscal 2003. The decreases of $2.2 million and 0.7% are attributable to consolidation of work functions at our headquarters, continued control and monitoring of administrative costs and a small shift of marketing emphasis from the national to the store level. These decreases were offset by increased professional fees related to the Sarbanes-Oxley Act of 2002 and audit costs related to our audit of past administrative practices in the Company’s 401(k) plan.

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

Pre-opening expenses. Pre-opening expenses include labor, rent, advertising, utilities, supplies, and certain other costs incurred prior to a store’s opening. Pre-opening expenses for the fiscal year ended January 1, 2005, increased 50.9% as compared to fiscal 2003, primarily as a result of 12 new store openings in fiscal 2004 as compared to eight in fiscal 2003. Our average pre-opening expense per store increased as we focused efforts on increasing the knowledge base of the consumer, training our employees, and changes in our leasing terms. The timing of the store openings in 2005 also has contributed to the amounts expensed during 2004, as certain pre-opening expense for the two stores opened at the end of January 2005 were incurred and expensed in 2004.

Restructuring and asset impairment charges (income). Restructuring and asset impairment expense in fiscal 2004 was $2.5 million, as compared to income of $1.3 million in fiscal 2003. The table on page 17 summarizes the components of restructuring and asset impairment charges and income for fiscal years 2005, 2004, and 2003, respectively. See "Notes to Consolidated Financial Statements – Note 11 – Restructuring and Asset Impairment Charges" for details of the significant components of the expense (income).

Interest income. Interest income for the fiscal year ended January 1, 2005 was $1.1 million compared to $780,000 in fiscal 2003. The increase is directly attributable to cash and short-term investment increases relating to proceeds from our debenture issuance.

Interest expense. Interest expense for the fiscal year ended January 1, 2005 increased to $6.3 million or 9.8% as compared to fiscal 2003. The increase over 2003 is due to average borrowings increasing from the debenture offering completed in June 2004.

Income tax expense. The effective tax rate for the fiscal year ended January 1, 2005 was (182.2)% as compared to 40.7% for fiscal year 2003. The increase in the effective rate is due to the Company’s conclusion that a valuation allowance was needed in 2004 against its net deferred tax assets. The valuation allowance was recorded as a result of the Company’s analysis of the facts and circumstances, including an evaluation of its pre-tax income and losses for the historical periods, which led the Company to conclude that it could no longer forecast future U.S. taxable income under the "more likely than not" standard required by SFAS No. 109, "Accounting for Income Taxes."

Net income (loss). In fiscal 2004, we generated a net loss of $40.0 million, or $(1.37) per diluted share, compared with net income of $1.6 million or $0.05 per share in fiscal 2003. Aside from the tax valuation allowance described above, the loss resulted from disruptions caused by our prior distributor arrangement, which was terminated at the end of the first quarter, additional disruptions throughout the year resulting from the transition of 70 stores’ produce distribution to our new distribution facility, lower projected performance by certain new stores opened in 2004, and increased merchandising and marketing expenditures to combat increased competition in selected regions and drive customer traffic. In the first quarter of fiscal 2004, we transitioned our perishables distribution in the western region of the country to our new distribution center, completed the consolidation of a third warehouse facility in the first half of fiscal 2004 in southern California, and transitioned to a new primary distributor.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements to disclose.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R is a revision of SFAS No. 123, and supersedes APB Opinion No. 25. The new standard establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services, including stock option and restricted stock grants. Under SFAS No. 123R, we will be required to select a valuation technique, or option-pricing model that meets the criteria as stated in the standard. Allowable valuation models include a binomial model and the Black-Scholes model. We will adopt the provisions of SFAS No. 123R in the first quarter of fiscal year 2006 using the modified prospective application and the Black Scholes valuation model. We currently anticipate expensing $1.8 million during 2006 as a result of the adoption of FAS No. 123R and changes we have made to our stock compensation incentives. The adoption of SFAS No. 123R will require us to value unvested stock options granted prior to its adoption of SFAS No. 123R under the fair value method and expense these amounts in the income statement over the stock option’s remaining vesting period. In addition, SFAS No. 123R will require us to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow, which will impact our future reported cash flows from operating activities. We intend to keep our broad-based stock option program in place, however, in response to SFAS No. 123R , we have amended our Employee Stock Purchase Program ("ESPP") to decrease the discount on the price of shares to 5% and to apply the discount to the price on the date in which the buy period closes each quarter.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS No. 154"). SFAS No. 154 requires restatement of prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on our Consolidated Financial Statements.

In October 2005, the FASB issued FSP No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period ("FSP No. FAS 13-1"). FSP No. FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. FSP FAS No. 13-1 is effective for reporting periods beginning after December 15, 2005. The transition provisions of FSP No. FAS 13-1 permit early adoption and retrospective application of the guidance. We currently and have historically recognized these costs as rental expense and therefore, the adoption of FSP No. FAS 13-1 will not have a material effect on our Consolidated Financial Statements.

Liquidity and Capital Resources

Our primary sources of capital have been cash flow from operations and bank indebtedness. Primary uses of cash have been the financing of new store development through leases, capital expenditures, and remodels.

Net cash provided by operating activities was $31.4 million during fiscal 2005. The generation of cash from operations consisted of the net income of $3.2 million with adjustments for depreciation and amortization, deferred taxes, non-cash restructuring charges and other items that reconcile net income to cash, as well as increases in inventories offset by decreases to receivables and other assets, and increases to accounts payable, and accrued liabilities and other liabilities.

We expect the closure and/or relocation of three stores in 2006 to ultimately result in improved store contributions and cash flows for the Company. The short-term cash flow effects of these closures and/or relocations usually involve some severance costs. Costs for removal of furniture, fixtures, and inventory for these closures are expected to be minimal, however, the net present value of the lease payments and the impairment of related fixed assets on these stores is expected to be material.

Net cash used in investing activities was $31.6 million during fiscal 2005, which consisted primarily of purchases of property and equipment for our new stores and remodeled locations, and purchases of short-term investments. These expenditures were offset slightly by cash proceeds received from the sale of property and equipment.

We spent approximately $28.3 million during 2005 for new store construction, development, remodels and other capital expenditures. Our average capital expenditures to open a leased store, including leasehold improvements, equipment and fixtures, have ranged from approximately $2.0 million to $5.0 million historically, excluding inventory costs and initial operating losses. We anticipate that the average capital expenditures to open a natural foods supermarket format store will be $2.5 million to $3.5 million in the future, on a turnkey lease basis. Under turnkey leases, the landlord constructs the building to our specifications, up to a cost cap per foot, and installs equipment we purchase. Average capital expenditures for non-turnkey leases are expected between $5.0 million and $6.5 million. Our average capital expenditures to open a farmers’ market format store are estimated at $2.0 million to $2.5 million in the future. Delays in opening new stores may result in increased capital expenditures and increased pre-opening costs for the site, as well as lower than planned sales for the Company.

The cost of initial inventory for a new store is approximately $500,000 to $600,000 depending on the store format; however, we obtain vendor financing for most of this cost. The amounts and timing of such pre-opening costs will depend upon the availability of new store sites and other factors, including the location of the store and whether it is in a new or existing market for us, the size of the store, and the required build-out at the site. Costs to acquire future stores, if any, are impossible to predict and could vary materially from the cost to open new stores. There can be no assurance that actual capital expenditures will not exceed anticipated levels.

Net cash provided by financing activities was $4.5 million during fiscal 2005 attributable primarily to proceeds from the issuance of common stock.

EBITDA.  EBITDA was $36.3 million for the fiscal year ended December 31, 2005, as compared to $19.0 million for the fiscal year ended January 1, 2005.   The increase in EBITDA as compared to 2004 is primarily attributable to the increase in pre-tax income of $17.9 million.  For an explanation and reconciliation of EBITDA, see Non GAAP Financial Information. Debt to EBITDA, as adjusted, a measure of the Company’s ability service it’s debt, has improved over three times from 2004.

Contingent convertible senior debentures. In June 2004, we issued $115.0 million aggregate principal amount of 3.25% Convertible Senior Debentures due May 15, 2034 in a private placement. The debentures bear regular interest at the annual rate of 3.25%, payable semiannually on May 15 and November 15 of each year until May 15, 2011, after which date, no regular interest will be due. Commencing May 20, 2011 and ending November 14, 2011, and for any six-month period thereafter, contingent interest will be due and payable in the amount of 0.25% of the average trading price of the debentures during a specified period, if the average trading price of the debentures equals or exceeds 125% of the principal amount of the debentures.

During the second quarter of 2005, we made an irrevocable election to pay the principal amount of debentures in cash upon conversion; however, the Company retains the ability to satisfy the remainder of any conversion payment, in cash or any combination of cash and common stock. According to their terms, the debentures are callable and convertible into our common stock prior to maturity at the option of the holders under the following circumstances: (1) during any calendar quarter commencing after June 30, 2004 and before March 31, 2029, if the last reported sale price of our common stock is greater than or equal to 130% of the conversion price of $17.70 per share for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the proceeding calendar quarter; (2) at any time on or after April 1, 2029 if the last reported sale price of our common stock on any date on or after March 31, 2029 is greater than or equal to 130% of the conversion price; (3) subject to certain limitations, during the five business-day period after any five consecutive trading-day period in which the trading price per debenture for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of our common stock; (4) if we call the debentures for redemption; (5) upon the occurrence of certain corporate transactions; or (6) if we obtain credit ratings for the debentures, at any time when the credit ratings assigned to the debentures are below specified levels. While a credit rating has been issued for the debentures, the rating was not requested by us, but initiated by the ratings agency. Therefore, a change in the current rating will not trigger a call provision. The debentures were initially convertible into 56.5099 shares of our common stock per $1,000 principal amount, which is equivalent to $17.70 per share, for total initial underlying shares of 6,498,639. The conversion rate is subject to adjustment upon the occurrence of specified events. Upon conversion, the Company has made an irrevocable election to pay the principal amount of the debentures in cash and may satisfy the remainder of any conversion payment in common stock, cash or any combination of cash and common stock. Pursuant to the underwriting agreement and within 90 days of issuance, we filed a shelf registration statement covering resales of the debentures and the common stock issuable upon conversion thereof. The registration statement was declared effective August 26, 2005.

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

There are no financial covenants within the debenture agreement, however, we paid penalty interest of 0.25% for the first 90 days of 2005 and 0.50% thereafter until the debentures were publicly registered on August 26, 2005. As of December 31, 2005, all $305,102 in accrued additional interest to debenture holders due to not having an effective registration statement within the specified timeframe had been paid.

Credit facility. On March 31, 2005, we entered into a five-year revolving secured credit facility with Bank of America, N.A. (the "B of A Facility"). Concurrent with the execution of the B of A Facility, we terminated our existing $95.0 million credit facility with Wells Fargo Bank N.A. as administrative agent. The B of A Facility allows borrowings and letters of credit up to a maximum of $40.0 million, with an option to increase borrowings up to $100.0 million, subject to a borrowing base determined by the value of certain inventory, credit card receivables, invested cash and, at our discretion, mortgaged leaseholds. The B of A Facility is secured by certain of our assets including, but not limited to, cash, inventory and fixed assets. Borrowings under the B of A Facility bear interest, at our election, at the prime rate or at the London Interbank Offering Rate ("LIBOR") plus a margin ranging from 1.00% to 1.50%, depending on the excess borrowing availability over amounts borrowed. Interest rates are determined quarterly. We are charged a commitment fee on the unused portion of the Facility. There are no financial covenants, other than the obligation to maintain a certain percentage of minimum excess availability (as defined in the agreement) at all times. The B of A Facility requires compliance on a monthly basis with certain non-financial covenants, including limitations on incurring additional indebtedness and making investments, the use and disposition of collateral, changes of control, as well as cash management provisions. In conjunction with the debt refinancing, we wrote off approximately $559,000 of the remaining unamortized debt issuance cost from the Wells Facility and capitalized debt issuance costs of approximately $331,000 as of December 31, 2005, to be amortized over the life of the agreement using the effective interest method. As of December 31, 2005, the Company had letters of credit outstanding totaling $15.0 million, which reduces our availability to approximately $25.0 million.

Our prior credit facility was entered into in February of 2003 and terminated March 31, 2005, with Wells Fargo Bank N.A. acting as lead bank and administrative agent (the "Wells Facility"). The Wells Facility had a $95.0 million limit and a three-year term with a one-year renewal option.

As of December 31, 2005, we had no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees, except as disclosed in the notes to the consolidated financial statements. Stockholders’ equity at December 31, 2005 of $109.5 million represented 26.2% of total assets. As of December 31, 2005, we had a working capital deficit of $10.6 million as compared to $24.9 million in 2004. The increase in working capital was primarily attritributed to an increase in cash, short-term investments and inventories over prior year of $4.6 million, $3.4 million, and $8.1 million, respectively, offset by an increase in accounts payable of $1.7 million, and other of $100,000.

We believe that cash generated from operations, and available under our credit facility, in addition to our existing short-term investments, will be sufficient to satisfy our budgeted cash requirements through fiscal 2006. In the past, we have primarily used cash flows generated from operations, improvements in working capital and equity proceeds to fund store growth. As our store development plan accelerates, we expect that a greater proportion of our capital will be funded through borrowings on the B of A Facility than we have utilized in the past. We will continually evaluate other sources of capital and will seek those considered appropriate for future acquisition or accelerated store growth opportunities.

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

The following is a summary of our lease and debt obligations, construction commitments and outstanding letters of credit as of December 31, 2005:

AGGREGATE CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

(in thousands)

	EXPECTED FUTURE CASH PAYMENTS
	Total	2006	2007	2008	2009	2010	Thereafter

Contractual Obligations:
Long-term debt	$ 136,778	$ 4,025	$ 4,025	$ 4,025	$ 4,025	$ 3,809	$ 116,869
Capital lease and financing lease obligations	78,026	3,533	3,414	3,333	3,396	3,446	60,904
Operating leases	398,902	36,703	35,463	33,115	30,684	29,467	233,470
Construction commitments	3,139	3,139	-	-	-	-	-

	$ 616,845	$ 47,400	$ 42,902	$ 40,473	$ 38,105	$ 36,722	$ 411,243

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	Total	2006	2007	2008	2009	2010	Thereafter

Commercial Commitments:
Letters of credit	$ 14,996	$ 14,996	$ -	$ -	$ -	$ -	$ -

Long-term debt. During June of 2004, we completed the issuance of $115 million in convertible debt, at a fixed interest rate of 3.25%, payable semi-annually, and we have included this interest in the table above. In addition to the convertible debentures, our credit facility, carries a commitment fee for the unused portion of the facility and a fee for outstanding letters of credit. We have included an estimated amount for both the commitment fee and the outstanding letters of credit fee in the above schedule.

Capital lease and financing lease obligations. The number and dollar amount of capital leases and financing leases are limited by our bank agreements and as a business practice. Certain store locations meet the criteria of capital leases and financing leases, while other capital leases are for computer software.

Operating leases. We lease a majority of our stores and support facilities under non-cancelable operating leases that expire at various dates through 2024.

Construction commitments. As we prepare to open new stores, capital assets are ordered yet not delivered as of the year end.

Other obligations. We do not have minimum purchase requirements or other contractual obligations in our business.

Letters of credit. As of December 31, 2005, we had outstanding letters of credit for $15.0 million from the B of A Facility.

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

Goodwill. Goodwill consists of the excess cost of acquired companies over the sum of the fair market value of their underlying tangible assets acquired and liabilities assumed. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is reviewed for impairment annually at a reporting unit level, or more frequently if certain indicators of impairment exist. We have one reporting unit at the enterprise level to which goodwill is allocated. We estimate fair value utilizing a combination of three different methods, consisting of market capitalization, discounted future cash flows, and earnings before interest, taxes, depreciation, amortization and rent ("EBITDAR") multiples, and compare it to the carrying value of the enterprise for purposes of identifying potential impairment.

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

Two of the most significant assumptions underlying the determination of the fair value of goodwill and other intangible assets are the EBITDAR multiples and the growth rate on our free cash flow projections. In connection with our annual goodwill impairment measurement, we determined that a 33% reduction in our estimated EBITDAR multiple would have decreased the valuation by $71.9 million. A 25% reduction in our estimated free cash flow projection percentage would have resulted in a decrease of $100.7 million. Taking into consideration these two calculated decreases, our lowest valuation still exceeds book value, and therefore, no impairment is indicated.

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

A 2.0% increase in our sales growth assumption utilized in the cash flow projection would have resulted in no stores identified for impairment and no related asset impairment charges. A 2.0% decrease in our sales growth assumption would have resulted in the impairment of an additional two stores held for use and approximately $3.4 million of additional asset impairment charges.

Restructuring and store closure costs. We reserve for the present value of lease-related costs associated with store and support facility closures, relocations, and sales when the store or facility is closed. The calculation of the lease related liabilities involves applying a discount rate to the estimation of our remaining lease obligations, taxes and common area maintenance, net of future estimated subtenant income. The lease liabilities usually are paid over the lease terms associated with the closed stores, which have had remaining terms ranging from one month to 25 years. Store closing liabilities are reviewed each reporting period to ensure that the amounts recorded reasonably reflect our future obligations associated with closed stores and facilities based on the most current information available. Adjustments to existing lease related liabilities are primarily a result of changes in the expected timing or amount of subtenant income, and are made in the period in which the change in facts and circumstances, as well as their related impacts, become known and estimatable. Lease related closure costs and associated severance costs are made in accordance with SFAS No. 146 Accounting for Costs Associated with Exit of Disposal Activities. Severance costs incurred in connection with store closings are recorded when the employees have been identified and notified of the termination benefits to be made to the employees.

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

In calculating the lease related liabilities, we apply a discount rate to the estimation of our remaining lease obligations. By decreasing the discount rate by 2.0%, we determined that our estimate for lease-related restructuring expense for sites identified for closure in fiscal 2005 would have increased by approximately $16,000. An increase of 2.0% in the discount rate would have decreased our estimate for lease-related restructuring expense for sites identified for closure in fiscal 2005 by approximately $16,000.

Inventory. Our inventory is stated at the lower of cost or market on a first-in, first-out basis using the retail method of accounting to determine cost of sales and inventory for approximately 80% of inventories and using the item cost method for highly perishable products representing approximately 20% of inventories in our stores. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various categories of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates, including shrinkage, which could significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Physical inventory counts are taken at each location at least quarterly to ensure that the amounts reflected in the consolidated financial statements are properly stated as of the end of each reporting period.

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

Relative to the above, a hypothetical increase of 1.0% to our cost-to-retail ratio would result in a decrease of approximately $807,000 to our inventory valuation. Conversely, a hypothetical decrease of 1.0% would result in an increase of approximately $807,000 to our inventory balance as of the end of fiscal 2005. With regards to our allowance for inventory, an increase or decrease of 1.0% as a percentage of gross inventory would cause our allowance to fluctuate by about $640,000.

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

Tax valuation allowances. We utilize the concepts and guidance of SFAS No. 109, Accounting for Income Taxes in assessing the ability to realize our deferred tax assets. The Company establishes valuation allowances based on historical taxable income, projected future income, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. Based on our analysis, in 2005 we retained a full valuation allowance against our net deferred tax assets generated from our U.S. operations because we believe we could not meet the "more likely than not" realizability guidance under SFAS No. 109.

When we are able to show a profitable trend (generally cumulative book income over the previous 12 quarters), we will re-evaluate the need for a valuation allowance using all factors available to us at that time.

Cautionary Statement Regarding Forward-Looking Statements

This Report on Form 10-K contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks. Such forward-looking statements include statements as to the number of stores we plan to open or relocate in future periods and the anticipated performance of such stores; the impact of competition; the sufficiency of funds to satisfy our cash requirements; the impact of changes resulting from our merchandising and marketing programs; our ability to benefit from past supply chain modifications; expected pre-opening expenses and capital expenditures; and other statements containing words such as "believes," "anticipates," "estimates," "expects," "may," "intends" and words of similar import or statements of management’s opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause differences in results of operations include, but are not limited to, the timing and execution of new store openings, relocations, remodels and closures; new competitive impacts; changes in product supply or suppliers and supplier performance levels; changes in management information needs; changes in customer needs and expectations; changes in government regulations applicable to our business; changes in economic or business conditions in general or affecting the natural foods industry in particular; and competition for and the availability of sites for new stores. We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.

Non GAAP Financial Information

The following is a reconciliation of EBITDA and EBITDA, as adjusted, to net income (in thousands):

FISCAL YEAR	2005	2004	2003

Net income (loss)	$ 3,185	$ (40,019)	$ 1,593
Interest expense, net of interest income	6,294	5,239	4,966
Income tax expense	569	25,838	1,094
Depreciation and amortization	26,288	27,917	27,851

EBITDA	36,336	18,975	35,504
Loss on early extinguishment of debt	559	-	186
Loss on asset disposals, net	187	187	2,087
Restructuring and asset impairment charges (income), net	3,967	2,461	(1,259)

EBITDA, as adjusted	$ 41,049	$ 21,623	$ 36, 518

EBITDA, as a percentage of sales	3.2%	1.8%	3.7%
EBITDA, as adjusted, as a percentage of sales	3.7%	2.1%	3.8%

EBITDA and EBITDA, as adjusted, are measures used by management to measure operating performance.  EBITDA is defined as net income before interest, taxes, depreciation, and amortization.  EBITDA, as adjusted, excludes certain non-cash charges and other items that management does not utilize in assessing operating performance or for purposes of corporate and regional level bonuses.  The items included in the reconciliation from EBITDA to EBITDA, as adjusted, are either (a) non-cash items (e.g. asset impairments, gain/loss on early extinguishment of debt) or (b) items that management does not consider to be relevant to assessing operating performance (e.g., gain/loss on sale of assets, net).  Regarding the non-cash items, management believes that investors can better assess operating performance if the measures are presented without such items.  In the case of the items that management does not consider relevant to assessing operating performance, management believes that investors can better assess ongoing operating performance if the measures are presented without these items because their financial impact has no continuing relevance to our ongoing business.   The above table reconciles net income to EBITDA and EBITDA, as adjusted.    Management believes that EBITDA and EBITDA, as adjusted, are useful to investors because securities analysts, lenders and other interested parties frequently utilize them to evaluate our peer companies and us. Neither EBITDA nor EBITDA, as adjusted, are recognized terms under GAAP and do not purport to be an alternative to net income as an indicator of operating performance or any other GAAP measure.  Not all companies utilize identical calculations; therefore, the presentation of EBITDA and EBITDA, as adjusted, may not be comparable to other identically titled measures of other companies.  In addition, EBITDA and EBITDA, as adjusted, are not intended to be measures of free cash flow for management’s discretionary use since they do not consider certain cash requirements, such as interest payments, tax payments and capital expenditures. Beginning in the first quarter of 2006, due to the implementation of SFAS 123R, we will also exclude stock-based compensation expense from our EBITDA, as adjusted, calculation.

Comparable stores sales. We deem sales of a new or acquired stores comparable commencing in the thirteenth full month of operations.

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

In the normal course of business, the Company is exposed to fluctuations in fossil fuel commodity prices, interest rates and the value of foreign currency. Fossil fuel commodity prices directly impact the costs the Company pays for utilities and distribution, and are subject to flucuation due to availability and other natural causes. The Company attempts to balance retail price increases against lost profits without losing customer loyalty. We employ various financial instruments to manage certain exposures when practical.

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

Should we begin drawing on the B of A Facility for additional capital, our exposure to interest rate changes would be primarily related to our variable rate debt issued under the B of A Facility. The total commitment available is $40.0 million under a revolving line of credit, with a five-year term expiring March 31, 2010. Because the interest rate on the facility is variable, based upon the prime rate or LIBOR, our interest expense and net income would be affected by interest rate fluctuations.

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

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wild Oats Markets, Inc.:

We have audited the accompanying consolidated balance sheets of Wild Oats Markets, Inc. as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wild Oats Markets, Inc. at December 31, 2005 and January 1, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Wild Oats Markets, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Wild Oats Markets, Inc.:

We have audited management’s assessment, included in Item 9A. in Report of Management on Internal Control over Financial Reporting, that Wild Oats Markets, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wild Oats Markets, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Wild Oats Markets, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Wild Oats Markets, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wild Oats Markets, Inc. as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005, and our report dated February 28, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wild Oats Markets, Inc.:

In our opinion, the accompanying consolidated statements of operations, comprehensive income (loss), stockholders equity and cash flows of Wild Oats Markets, Inc. and its subsidiaries (the "Company") listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of Wild Oats Markets, Inc. for the year ended December 27, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Denver, Colorado

March 8, 2004, except for Note 2 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended January 1, 2005 (not presented herein), as to which the date is March 31, 2005.

WILD OATS MARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share amounts)

FISCAL YEAR	2005	2004	2003

Sales	$ 1,123,957	$ 1,048,164	$ 969,204
Cost of goods sold and occupancy costs	796,396	751,314	683,480

Gross profit	327,561	296,850	285,724

Operating expenses:
Direct store expenses
	242,822	235,425	208,908
Selling, general and administrative expenses
	66,559	62,454	64,659
Loss on disposal of assets, net
	187	187	2,087
Pre-opening expenses
	3,419	5,265	3,490
Restructuring and asset impairment charges (income), net
	3,967	2,461	(1,259)

Income (loss) from operations
	10,607	(8,942)	7,839

Loss on early extinguishment of debt	(559)	-	(186)
Interest income	1,669	1,070	780
Interest expense	(7,963)	(6,309)	(5,746)

Income (loss) before income taxes
	3,754	(14,181)	2,687
Income tax expense
	569	25,838	1,094

Net income (loss)	$ 3,185	$ (40,019)	$ 1,593

Net income (loss) per common share:
Basic
	$ 0.11	$ (1.37)	$ 0.05
Diluted
	$ 0.11	$ (1.37)	$ 0.05

Weighted-average common shares outstanding, basic	28,812	29,219	29,851
Dilutive effect of stock options and restricted stock units	437	-	407

Weighted-average common shares outstanding, assuming dilution	29,249	29,219	30,258

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

FISCAL YEAR	2005	2004	2003

Net income (loss)	$ 3,185	$ (40,019)	$ 1,593

Other comprehensive income (loss):

Foreign currency translation adjustments
	294	681	697

Unrealized (loss) gain on available-for-sale securities
	(20)	37	-

Recognition of hedge results to interest expense during the period, net of tax of $0, $0 and $367, respectively
	-	-	613

Change in market value of cash flow hedge during the period, net of tax of $0, $0 and $12, respectively
	-	-	(20)

Other comprehensive income	274	718	1,290
Comprehensive income (loss)	$ 3,459	$ (39,301)	$ 2,883

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

FISCAL YEAR ENDED	2005	2004

ASSETS

Current assets:
Cash and cash equivalents
	$ 35,250	$ 30,671
Short-term investments
	14,522	11,144
Inventories (net of reserves of $960 and $815, respectively)
	63,056	54,960
Accounts receivable (net of allowance for doubtful accounts of $190 and $153, respectively)
	4,006	3,860
Prepaid expenses and other current assets
	5,962	5,741

Total current assets
	122,796	106,376

Property and equipment, net	178,867	177,830
Goodwill, net	105,124	106,084
Other intangible assets, net	6,122	6,491
Deposits and other assets	5,897	8,361
Deferred tax asset, net	64	418

	$ 418,870	$ 405,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable
	$ 56,078	$ 54,428
Book overdraft
	23,351	23,325
Accrued liabilities
	53,354	53,154
Current portion of debt, capital leases and financing obligations
	614	405

Total current liabilities
	133,397	131,312

Long-term debt, capital leases and financing obligations	148,181	148,675
Other long-term obligations	27,750	24,472

	309,328	304,459

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding
	-	-
Common stock; $0.001 par value; 60,000,000 shares authorized; 31,036,834 and 30,466,701 issued; 29,059,034 and 28,488,901 outstanding, respectively
	31	30
Treasury stock, at cost: 1,977,800 shares, respectively
	(24,999)	(24,999)
Additional paid-in capital
	226,645	221,029
Note receivable, related party
	(12,051)	(11,416)
Accumulated deficit
	(81,324)	(84,509)
Accumulated other comprehensive income
	1,240	966

Total stockholders’ equity
	109,542	101,101

	$ 418,870	$ 405,560

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per-share amounts)

	Common Stock

	Shares	Amount	Treasury Stock Amount	Additional Paid-In Capital	Note Receivable, Related Party	Accumulated Deficit	Accumulated Other Comp. Income (Loss)

Balance at December 28, 2002	29,658,660	$ 30	$ -	$ 213,482	$ (10,200)	$ (46,083)	$ (1,042)
Accrued interest on note receivable	-	-	-	-	(615)	-	-
Issuance of common stock ($8.77 to $9.11 per share), net of issuance costs	88,595	-	-	1,186	-	-	-
Common stock options exercised ($3.13 to $10.86 per share), including tax benefit	316,166	-	-	2,732	-	-	-
Net income	-	-	-	-	-	1,593	-
Foreign currency translation adjustment	-	-	-	-	-	-	697
Recognition of hedge results to interest expense during the period, net of tax	-	-	-	-	-	-	613
Change in market value of cash flow hedge during the period, net of tax	-	-	-	-	-	-	(20)

Balance at December 27, 2003	30,063,421	30	-	217,400	(10,815)	(44,490)	248
Accrued interest on note receivable	-	-	-	-	(601)	-	-
Issuance of common stock ($9.37 to $10.92 per share), net of issuance costs	76,676	-	-	771	-	-	-
Common stock options exercised ($4.25 to $12.56 per share)	326,604	-	-	2,858	-	-	-
Net loss	-	-	-	-	-	(40,019)	-
Foreign currency translation adjustment	-	-	-	-	-	-	681
Purchase of outstanding shares	(1,977,800)	-	(24,999)	-	-	-	-
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	37

Balance at January 1, 2005	28,488,901	30	(24,999)	221,029	(11,416)	(84,509)	966
Accrued interest on note receivable	-	-	-	-	(635)	-	-
Issuance of common stock ($7.30 to $7.49 per share), net of issuance costs	120,521	-	-	1,399	-	-	-
Common stock options exercised ($4.25 to $12.63 per share)	449,612	1	-	4,217	-	-	-
Net income	-	-	-	-	-	3,185	-
Foreign currency translation adjustment	-	-	-	-	-	-	294
Purchase of outstanding shares	-	-	-	-	-	-	-
Unrealized loss on available-for-sale securities	-	-	-	-	-	-	(20)
Balance at December 31, 2005	29,059,034	$ 31	$ (24,999)	$ 226,645	$ (12,051)	$ (81,324)	$ 1,240

The accompanying notes are an integral part of these consolidated financial statements

WILD OATS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

FISCAL YEAR	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 3,185	$ (40,019)	$ 1,593
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization
	26,288	27,917	27,851
Loss on disposal of property and equipment
	187	187	2,087
Deferred tax expense
	402	26,851	295
Restructuring and asset impairment charges (income), net
	3,967	2,461	(1,099)
Interest on related party note
	(635)	(601)	(615)
Stock-based compensation
	507	710	392
Income tax benefit from employee stock option exercises
	-	-	238
Accretion on debt issuance costs
	709	-	-
Loss on early extinguishment of debt
	559	-	-
Change in assets and liabilities:
Inventories, net
	(8,055)	(8,223)	755
Receivables, net and other assets
	1,125	(1,831)	(855)
Accounts payable
	1,573	3,844	10,001
Accrued liabilities and other liabilities
	1,630	5,301	5,743

Net cash provided by operating activities
	31,442	16,597	46,386

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28,345)	(49,105)	(34,062)
Purchase of short-term investments	(3,398)	(26,797)	-
Sale of short-term investments	-	15,653	-
Proceeds from sale of property and equipment	96	1,012	346

Net cash used in investing activities
	(31,647)	(59,237)	(33,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under line-of-credit agreement	-	(30,179)	(13,800)
Net increase (decrease) in book overdraft	26	(3,402)	3,949
Proceeds from long-term debt	-	115,150	37,879
Repayments on notes payable, long-term debt and capital leases	(285)	(226)	(37,346)
Payment of debt issuance costs	(331)	(3,717)	(721)
Proceeds from issuance of common stock, net	5,110	2,858	3,288
Purchase of treasury stock	-	(24,999)	-

Net cash provided by (used in) financing activities
	4,520	55,485	(6,751)

Effect of foreign exchange rates on cash	264	426	114

Net increase in cash and cash equivalents	4,579	13,271	6,033
Cash and cash equivalents at beginning of year	30,671	17,400	11,367

Cash and cash equivalents at end of year	$ 35,250	$ 30,671	$ 17,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$ 4,294	$ 2,108	$ 3,168

Cash paid for income taxes	$ 867	$ 161	$ 67

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization. Wild Oats Markets, Inc. ("Wild Oats" or the "Company"), headquartered in Boulder, Colorado, owns and operates natural and organic foods supermarkets in the United States ("U.S.") and Canada. The Company also operates bakeries, commissary kitchens, and warehouses that supply the retail stores. The Company’s operations are concentrated in one market segment, grocery stores, and are geographically concentrated in the western and central parts of the United States.

Basis of presentation. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. These reclassifications have no impact on net income (loss).

Principles of consolidation. The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal year. The Company reports its financial results on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. Fiscal years for the consolidated financial statements included herein ended on December 31, 2005, January 1, 2005, and December 27, 2003. Fiscal 2005 was a 52-week year, fiscal 2004 was a 53-week year and fiscal 2003 was a 52-week year.

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

Short-term investments. Short-term investments have an original maturity greater than three months and mature within one year from the date of purchase. The amortized cost of debt securities are adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Income and dividends on securities classified as available-for-sale are included in interest income. Investments classified as available-for-sale are marked to market each reporting period with the unrealized gain or loss reflected as a component of other comprehensive income.

Available-for-sale investments consist of the following (in thousands):

INVESTMENT TYPE	FISCAL 2005	FISCAL 2004

Mortgage-backed securities	$ 5,583	$ 7,262
Corporate debt securities	5,583	2,491
Other debt securities	3,356	1,391

Total available-for- sale investments	$ 14,522	$ 11,144

As of fiscal years ended 2005 and 2004, the Company had gross unrealized gains of $17,000 and $37,000, respectively, as a part of other comprehensive income. The Company recorded $203,000, $50,000 and $0 in realized gains in interest income during fiscal years ending 2005, 2004 and 2003, respectively, on short-term investments reaching maturity.

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

Goodwill. Goodwill consists of the excess cost of acquired companies over the sum of the fair market value of their underlying tangible and identifible intangible assets acquired and liabilities assumed. With the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, the Company allocates goodwill to one reporting unit and tests for impairment annually, or more frequently, if certain indicators of impairment exist. The Company’s annual evaluation for impairment was made during the second quarter of each year, with the result being no impairment. This evaluation requires management to exercise a high degree of judgment in developing assumptions and fair value estimates used in the calculation, which have the potential of significantly impacting the results.

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

Restructuring and asset impairment costs. The Company plans to complete store closures or sales within a one-year period following the commitment date. Costs related to store closures and sales are reflected in the income statement as Restructuring and Asset Impairment Charges. For stores the Company intends to sell, the Company actively markets the stores to potential buyers. Stores held for disposal are reduced to their estimated net realizable value. In accordance with the requirements of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities, the Company recognized such lease related costs on the store closing date. As of the date of the commitment to close or relocate a store, depreciation of store assets is accelerated over the remaining months of operation as necessary in order to bring their net carrying cost down to net realizable value as of the date of closure.

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

Pre-opening expenses. Pre-opening costs are expensed as incurred and typically include labor, rent, advertising, utilities, supplies and certain other costs incurred prior to a store’s opening.

Concentration of risk. In fiscal 2005, 37% of the Company’s cost of goods sold were purchased from its primary distributor, UNFI. The Company’s reliance on this supplier could be shifted, over a period of time, to alternative sources of supply, should such changes be necessary. However, if the Company is unable to obtain products from this supplier for factors beyond its control, the Company’s operations would be disrupted in the short term while alternative sources of product were secured. The Company’s receivables consist primarily of volume discounts and other vendor incentive programs. Write-offs of accounts receivable in the fiscal years ending 2005, 2004, and 2003 were $18,000, $174,000 and $136,000, respectively. The Company establishes an allowance for doubtful accounts based upon the age of the outstanding receivables and as well as specific facts and circumstances surrounding known collection issues. This allowance is deducted from the related receivables and reflected net in the accompanying financial statements.

Revenue recognition. Revenue for sales of the Company’s products is recognized at the point of sale to the retail customer. Revenue from the sale of gift cards is deferred until the card is presented for purchase of goods. Returns are not significant. 96.8% of the Company’s sales are attributable to the United States, and 3.2% to Canada.

Cost of goods sold and occupancy costs. Cost of goods sold includes all product and shipping costs associated with inventory sold during the period, net of related vendor rebates, credits, and promotional allowances, and occupancy costs, which include rents, utilities and store deprecation. In accordance with Emerging Issues Task Force ("EITF") Issue No. 02-16, Accounting By a Customer (Including a Reseller) for Cash Consideration Received from a Vendor, payments from a vendor other than reimbursements for specific services such as advertising, are accounted for as a reduction of the inventory carrying cost and are recorded in cost of goods sold when the inventory is sold.

Advertising. Advertising is expensed as incurred. Advertising expense was $12.7 million, $12.1 million and $14.5 million for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. These amounts are net of vendor reimbursements received for advertising of $5.7 million, $6.8 million and $6.3 million for fiscal years 2005, 2004, and 2003, respectively.

Fair value of financial instruments. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term investments, trade receivables and payables, approximate their fair values due to the short-term nature of the instruments. The fair value of the Company’s long-term debt approximates its carrying value due to the variable interest rate feature of the instrument. Capital lease obligations approximate fair value, considering the rate at which we present value those obligations have remained consistent over time and our ability to borrow currently approximates that at which we entered into those obligations.

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

Earnings per share. Earnings per share are calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all potentially dilutive common shares outstanding, except where the effect of their inclusion would be antidilutive (i.e., in a loss period). Antidilutive stock options of 916,511, 591,559 and 1,120,319 for the fiscal years ended December 31, 2005, January 1, 2005, and December 27, 2003, respectively, were not included in the earnings per share calculations. The EITF of the Financial Accounting Standards Board ("FASB") concluded in Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share that contingently convertible debt should be included in diluted earnings per share computations using the if-converted method regardless of whether any of the conversion contingencies have been met. During the second quarter of 2005, the Company irrevocably elected to satisy 100% of the principal amount of the debentures in cash to be converted on or after July 1, 2005. The Company maintains the right to satisfy the remainder of the conversion obligation to the extent it exceeds the principal amount in cash or common stock or any combination of cash and common stock. In calculating diluted earnings per share for the fiscal years ended 2005 and 2004, no shares related to the debentures conversion have been included as the effect would have been anti-dilutive.

Income taxes. The Company calculates a deferred tax expense or benefit, net of valuation allowances equal to the change in the deferred tax asset or liability during the year in accordance with SFAS No. 109 Accounting for Income Taxes. Deferred tax assets and liabilities represent tax credit carryforwards and future net tax effects resulting from temporary differences between the financial statement and tax basis as assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, net of tax valuation allowances.

Stock-based compensation. At December 31, 2005, the Company had five stock-based employee compensation plans, which are described more fully in Note 8 – Stock Plans and Options. The Company accounts for those plans in accordance with the intrinsic value based method in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Some stock-based employee compensation cost is reflected in net income (loss) for options issued at a discount as Board of Directors compensation. All other options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant; therefore, no other employee compensation cost is reflected in net income (loss). The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

FISCAL YEAR	2005	2004	2003

Net income (loss), as reported	$ 3,185	$ (40,019)	$ 1,593
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax*	507	457	205
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax*	(2,420)	(1,829)	(2,587)

Pro forma net income (loss)	$ 1,272	$ (41,391)	$ (789)

Earnings (loss) per share:
Basic – as reported	$ 0.11	$ (1.37)	$ 0.05

Basic – pro forma	$ 0.04	$ (1.42)	$ (0.03)

Diluted – as reported	$ 0.11	$ (1.37)	$ 0.05

Diluted – pro forma	$ 0.04	$ (1.42)	$ (0.03)

* Amounts are net of a statutory tax rate which is not necessarily indicative of our effective tax rate for the respective periods.

In February 2005, the Company approved the acceleration of all non-director, non-officer options that were unvested with an exercise price of $9.00 or higher, resulting in the accelerated vesting of an aggregate of 219,190 options. In October 2005, the Company approved the acceleration of all of the unvested market-based options, resulting in the acceleration of 11,596 options. The effect of the accelerated vesting of these options is included in the SFAS No. 123 calculation above. The purpose of this acceleration was driven by the Company’s efforts to reduce non-cash compensation expense that will be required beginning with the first quarter of 2006 in accordance with SFAS No. 123R.

Derivatives and hedging activities. In accordance with the Company’s interest rate risk-management strategy and as required by the terms of the Company’s credit facility at the time, in September 2000, the Company entered into a swap agreement to hedge the interest rate on $32.5 million of its borrowings. As interest rates changed, the differential paid or received was recognized in interest expense during the related period. The interest rate swap was carried at fair value and changes in fair value are reported in Other Comprehensive Income. The swap agreement expired in August 2003. As of December 31, 2005, the Company had no derivative financial instruments.

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), on December 31, 2000. In accordance with the transition provisions of SFAS No.133, as of December 31, 2000, the Company recorded a net-of-tax cumulative loss adjustment to other comprehensive income totaling $613,000 that relates to the fair value of the previously described cash flow hedging relationship in 2003.

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

New accounting pronouncements. In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R is a revision of SFAS No. 123, and supersedes APB Opinion No. 25. The new standard establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services, including stock option and restricted stock grants. Under SFAS No. 123R, the Company will be required to select a valuation technique, or option-pricing model that meets the criteria as stated in the standard. Allowable valuation models include a binomial model and the Black-Scholes model. The Company will adopt the provisions of SFAS No. 123R in the first quarter of fiscal year 2006 using the modified prospective application and the Black Scholes valuation model. The Company currently anticipates expensing $1.8 million during 2006 as a result of the adoption of SFAS No. 123R and changes we have made to our stock compensation incentives. The adoption of SFAS No. 123R will require the Company to value unvested stock options granted prior to its adoption of SFAS No. 123R under the fair value method and expense these amounts in the income statement over the stock option’s remaining vesting period. In addition, SFAS No. 123R will require the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow, which will impact the Company’s future reported cash flows from operating activities. The Company intends to keep its broad-based stock option program in place, however, in response to SFAS No. 123R , the Company has amended its Employee Stock Purchase Program ("ESPP") to decrease the discount on the price of shares to 5.0% and to apply the discount to the price on the date in which the buy period closes each quarter.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS No. 154"). SFAS No. 154 requires restatement of prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In October 2005, the FASB issued FASB Staff Position ("FSP") FSP No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period ("FSP No. FAS 13-1"). FSP No. FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. FSP FAS No. 13-1 is effective for reporting periods beginning after December 15, 2005. The transition provisions of FSP No. FAS 13-1 permit early adoption and retrospective application of the guidance. The Company currently and has historically recognized these costs as rental expense and therefore, the adoption of FSP No. FAS 13-1 will not have a material effect on the Consolidated Financial Statements.

2.	Property and Equipment

Property and equipment consist of the following (in thousands):

FISCAL YEAR ENDED	2005	2004

Machinery and equipment	$ 140,171	$ 131,133
Buildings and leasehold improvements	167,265	156,829
Construction in progress	10,784	14,283

	318,220	302,245
Less accumulated depreciation	(139,353)	(124,415)

Property and equipment, net	$ 178,867	$ 177,830

Depreciation expense related to property and equipment totaled approximately $25.9 million, $27.8 million and $27.3 million in fiscal 2005, 2004 and 2003, respectively. Property and equipment includes approximately $244,000, $424,000, and $439,000 of interest capitalized during the fiscal years 2005, 2004 and 2003, respectively. Included primarily in the buildings and leasehold improvements are $33.4 million and $20.5 million which are accounted for as capital and financing leases in fiscal 2005 and 2004, respectively. The related accumulated depreciation related to the capital and financing leases is $9.5 million and $5.5 million at December 31, 2005 and January 1, 2005, respectively. Increases in construction related accounts payable of $3.5 million and $2.9 million for 2005 and 2004, respectively, are excluded from the statement of cash flows as non-cash items.

As a result of anticipated store closures, the Company accelerated depreciation of its in-store assets and incurred charges of $553,000, $4.0 million, and $3.8 million for the fiscal years ended 2005, 2004 and 2003, respectively. The effect of suspending depreciation for assets held for disposal was $0 for fiscal 2005, 2004, and 2003, respectively.

3.	Goodwill and Other Intangible Assets

During the first quarter of fiscal 2005, goodwill, net of accumulated amortization, of $960,000 was written off resulting in an ending balance of $105.1 million. See Note 11 – Restructuring and Asset Impairment Charges for further details. No other changes in the carrying amount of goodwill occurred during 2005. During fiscal 2004, the Company sold a retail store located in New York City that did not fit the Company’s real estate strategy or format for $900,000 in cash. Goodwill, net of accumulated amortization associated with this store of $320,000 was written off, resulting in an ending balance of $106.1 million for fiscal 2004.

Other intangible assets include the following (in thousands):

FISCAL YEAR ENDED	2005	2004

Leasehold interests (amortizable)	$ 8,374	$ 8,388
Less accumulated amortization	(2,576)	(2,200)

Leasehold interests, net	5,798	6,188
Liquor licenses (indefinite lived)	324	303

	$ 6,122	$ 6,491

Leasehold interests have weighted-average useful lives of 22.1 and 21.8 years for fiscal 2005 and 2004, respectively.

Amortization expense related to finite lived intangible assets was $381,000, $259,000 and $194,000 in fiscal 2005, 2004 and 2003, respectively.

The estimated amortization of finite lived intangible assets for each of the five fiscal years ending in fiscal 2010 is as follows (in thousands):

AMORTIZATION
FISCAL YEAR	EXPENSE

2006	$ 358
2007	$ 358
2008	$ 358
2009	$ 358
2010	$ 358

4.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

FISCAL YEAR ENDED	2005	2004

Wages and employee costs	$ 24,185	$ 20,979
Self-insurance liabilities	14,578	14,123
Sales and personal property taxes	4,448	4,598
Real estate costs	4,285	8,447
Deferred charges and other accruals	5,858	5,007

	$ 53,354	$ 53,154

5.	Long-Term Debt

Long-term debt and capital leases outstanding consists of the following (in thousands):

FISCAL YEAR ENDED	2005	2004

Capital leases	$ 20,165	$ 20,225
Financing lease obligations	13,488	13,705
Contingent convertible senior debentures due May 15, 2034, bearing interest at an annual rate of 3.25%, issued at a premium	115,142	115,150

	148,795	149,080
Less current portion	(614)	(405)

	$ 148,181	$ 148,675

The maturities of long-term debt, financing lease obligations, and capital leases are as follows (in thousands):

FISCAL YEAR	MATURITIES

2006	$ 614
2007	695
2008	504
2009	567
2010	666

Thereafter	145,749

Total	$148,795

Financing lease obligations. The Company previously owned retail space in two separate locations which it subsequently sold and leased back from the buyers in fiscal 1999. The lease term for both leases is 25 years with four five-year optional renewal periods. The Company is and has been operating a retail store in each location and has been subleasing or attempting to sublease a substantial portion of the additional leased space to other parties. Since the subleasing activity for these locations is considered to be more than minor, the Company is prevented from applying normal sale leaseback accounting treatment in accordance with SFAS No. 98, Accounting for Leases. As a result, the original cost basis of the properties remains on the balance sheet and continues to be depreciated. The proceeds received in connection with the sales of the properties have been recorded as financing leases obligations with interest expense calculated using the effective interest method.

Contingent convertible senior debentures. In June 2004, the Company issued $115.0 million aggregate principal amount of its 3.25% Convertible Senior Debentures due May 15, 2034 in a private placement. The debentures bear regular interest at the annual rate of 3.25%, payable semiannually on May 15 and November 15 of each year until May 15, 2011, after which date, no regular interest will be due. Commencing May 20, 2011 and ending November 14, 2011, and for any six-month period thereafter, contingent interest will be due and payable in the amount of 0.25% of the average trading price of the debentures during a specified period, if the average trading price of the debentures equals or exceeds 125% of the principal amount of the debentures. Refer to Note 1 – Organization and Summary of Significant Accounting Policies for the potentially dilutive impact of the convertible debentures on future periods.

During the second quarter of 2005, the Company made an irrevocable election to pay the principal amount of debentures in cash upon conversion, however the Company retains the ability to satisfy the remainder of any conversion payment in cash or any combination of cash and common stock. According to their terms, the debentures are callable and convertible into the Company’s common stock prior to maturity at the option of the holders under the following circumstances: (1) during any calendar quarter commencing after June 30, 2004 and before March 31, 2029, if the last reported sale price of our common stock is greater than or equal to 130% of the conversion price of $17.70 per share for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the proceeding calendar quarter; (2) at any time on or after April 1, 2029 if the last reported sale price of our common stock on any date on or after March 31, 2029 is greater than or equal to 130% of the conversion price; (3) subject to certain limitations, during the five business-day period after any five consecutive trading-day period in which the trading price per debenture for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of the Company’s common stock; (4) if the Company calls the debentures for redemption; (5) upon the occurrence of certain corporate transactions; or (6) if the Company obtains credit ratings for the debentures, at any time when the credit ratings assigned to the debentures are below specified levels. While a credit rating has been issued for the debentures, the rating was not requested by the Company, but initiated by the ratings agency. Therefore, a change in the current rating will not trigger a call provision. The debentures were initially convertible into 56.5099 shares of the Company’s common stock per $1,000 principal amount, which is equivalent to $17.70 per share, for total initial underlying shares of 6,498,639. The conversion rate is subject to adjustment upon the occurrence of specified events. Upon conversion, the Company has made an irrevocable election to pay the principal amount of debentures in cash and may satisfy the remainder of any conversion payment in common stock, cash or any combination of cash and common stock. Pursuant to the underwriting agreement and within 90 days of issuance, the Company filed a shelf registration statement covering resales of the debentures and the common stock issuable upon conversion thereof. The registration statement was declared effective August 26, 2005.

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

The debentures are unsecured and un-subordinated obligations, and rank equal in priority with all of the Company’s existing and future unsecured and un-subordinated indebtedness and senior in right of payment to all of its subordinated indebtedness. The debentures will effectively rank junior to any of the Company’s secured indebtedness and any of its indebtedness that is guaranteed by its subsidiaries. Payment of principal and interest on the debentures are structurally subordinated to the liabilities of the Company’s subsidiaries.

There are no financial covenants within the debenture agreement, however, the Company paid penalty interest of 0.25% for the first 90 days of 2005 and 0.50% thereafter until the debentures were publicly registered on August 26, 2005. As of December 31, 2005, all $305,102 in accrued additional interest to debenture holders due to not having an effective registration statement within the specified timeframe had been paid.

In 2004, total proceeds from the issuance were $115.2 million. The Company used $25.0 million of the net proceeds to repurchase 1,977,800 outstanding shares of its common stock, $31.2 million to pay the outstanding balance on its credit facility, and approximately $3.7 million to pay related debt issuance costs.

Credit facility. On March 31, 2005, the Company entered into a five-year revolving secured credit facility with Bank of America, N.A. (the "B of A Facility"). Concurrent with the execution of the B of A Facility, the Company terminated its existing $95.0 million credit facility (the "Wells Facility") with Wells Fargo Bank N.A. as administrative agent. The B of A Facility allows borrowings and letters of credit up to a maximum of $40.0 million, with an option to increase borrowings up to $100.0 million, subject to a borrowing base determined by the value of certain inventory, credit card receivables, invested cash and, at the Company’s discretion, mortgaged leaseholds. The B of A Facility is secured by certain assets including, but not limited to, cash, inventory and fixed assets. Borrowings under the B of A Facility bear interest, at the Company’s election, at the prime rate or at London Interbank Offering Rate ("LIBOR") plus a margin ranging from 1.00% to 1.50%, depending on the excess borrowing availability over amounts borrowed. Interest rates are determined quarterly. The Company is charged a commitment fee on the unused portion of the B of A Facility. There are no financial covenants, other than the obligation to maintain a certain percentage of minimum excess availability (as defined in the agreement) at all times. The B of A Facility requires compliance on a monthly basis with certain non-financial covenants, including limitations on incurring additional indebtedness and making investments, the use and disposition of collateral, changes of control, as well as cash management provisions. In conjunction with the debt refinancing, the Company wrote off approximately $559,000 related to the remaining unamortized debt issuance cost from the Wells Facility and capitalized debt issuance costs of approximately $331,000 as of December 31, 2005, to be amortized over the life of the agreement using the effective interest method. As of December 31, 2005, the Company had letters of credit outstanding totaling $15.0 million which reduces our availability to approximately $25.0 million.

The Wells Facility was entered into in February of 2003 and was terminated on March 31, 2005, with Wells Fargo Bank N.A. acting as lead bank and administrative agent. The Wells Facility had a $95.0 million limit and a three-year term with a one-year renewal option.

6.	Income Taxes

Income (loss) before income taxes consists of the following (in thousands):

FISCAL YEAR	2005	2004	2003

Domestic	$ 2,291	$ (15,388)	$ 2,005
Foreign	1,463	1,207	682

	$ 3,754	$ (14,181)	$ 2,687

Income tax expense (benefit) from continuing operations consists of the following (in thousands):

FISCAL YEAR	2005	2004	2003

Current:

Federal
	$ -	$ -	$ 294

State and foreign
	158	247	505

	158	247	799
Deferred:

Federal
	-	23,498	(86)

State and foreign
	411	2,093	381

	411	25,591	295

	$ 569	$ 25,838	$ 1,094

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate are as follows:

FISCAL YEAR	2005	2004	2003

Statutory tax rate	34.0%	35.0%	35.0%
State income taxes , net of federal income tax expense and valuation allowance	3.0%	2.8%	2.7%
Foreign income taxes	2.0%	(0.3)%	- %
Expired tax attributes	12.8%	(1.7)%	1.8%
State net operating loss true-up	(7.1)%	- %	- %
Valuation allowance	(24.3)%	(216.1)%	- %
Tax rate change	(4.6)%	- %	- %
Permanent items	3.6%	- %	- %
Other, net	(4.2)%	(1.9)%	1.2%

Effective tax rate
	15.2%	(182.2)%	40.7%

The effective tax rate for the fiscal year ended December 31, 2005 was 15.2% as compared to (182.2)% for fiscal 2004 and 40.7% for fiscal 2003. The Company recorded no reversals of its valuation allowance for the 2005 fiscal year. The valuation allowance amount above has been adjusted to account for the effect of the valuation allowance change attributable to stock option deductions which will not create an income tax benefit upon release of the valuation allowance, as described in further detail below. The valuation allowance amount above also reflects the effect on the valuation allowance of certain true-up adjustments to specific deferred tax assets and liabilities related to the 2004 return to provision reconciliation.

The Company’s income tax provision was computed based on the federal statutory rate and the average state statutory rates, net of the federal benefit. For fiscal 2005, the Company determined that the most appropriate federal tax rate should be 34.0% (as opposed to 35.0%), due to an analysis of the average graduated rate that will most likely apply as the Company’s deferred tax assets are realized in future tax years.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

FISCAL YEAR	2005	2004

Deferred tax assets:

Inventory-related
	$ 354	$ 309

Vacation accrual
	2,304	2,659

Real estate accruals
	14,340	12,127

Net operating loss carryforward
	19,392	20,376

Contribution and credit carryforward
	2,240	2,429

Canadian property related
	64	-

Workers compensation
	2,615	2,720

Other
	3,470	2,128

Valuation allowance
	(35,636)	(33,800)

Total deferred tax assets
	9,143	8,948

Deferred tax liabilities:

Property-related
	(5,169)	(7,282)

Mark-to-market of short-term investments
	(1)	(14)

Convertible debt
	(3,328)	(1,234)

Other
	(581)	-

Total deferred tax liabilities
	(9,079)	(8,530)

Net deferred tax asset
	$ 64	$ 418

During fiscal 2005, 2004 and 2003, the Company recognized $0, $0, and $238,000 respectively, directly to additional paid-in capital related to non-compensatory stock plans. The valuation allowance against deferred tax assets increased by approximately $1.8 million in fiscal 2005, however, a portion of such amount represents future net operating loss deductions arising from tax-deductible stock compensation expenses. If the entire valuation allowance is reversed in future periods, approximately $1.3 million of the valuation allowance would not offset income tax expense as it represents stock option deductions that must be credited directly to additional paid-in capital, instead of income tax benefit.

As of December 31, 2005, the Company has net operating losses related to the following tax jurisdictions and expiration periods that are available to offset future taxable income: U.S. federal income tax loss carryforwards of approximately $41.2 million that begin to expire in 2021; various state income tax loss carryforwards of approximately $124.2 million, a portion of which may begin to expire in 2006. In addition, the Company has charitable carryforwards in the amount of $4.4 million that will begin to expire in fiscal year 2006. Depending on the Company’s taxable income in 2006, up to $1.2 million of the charitable contribution carryforwards could expire.

As of December 31, 2005, the Company has certain income tax credit carryforwards including the following: foreign tax credits of approximately $57,000, alternative minimum tax credits of approximately $19,000 and work opportunity tax credits of approximately $500,000. The foreign tax credits began to expire in 2005 ($20,000 of foreign tax credits are expected to expire in 2005), while the alternative minimum tax credits do not expire pursuant to the provisions of the Internal Revenue Code. The remaining credits (work opportunity and welfare to work credits) have a twenty year carryforward period and will begin to expire in 2020.

To determine whether to establish or retain the valuation allowance against the Company’s deferred tax assets, the Company performs quarterly assessments of the realizability of its net deferred tax assets considering all available evidence, both positive and negative, as outlined in SFAS No. 109, Accounting for Income Taxes. As a result of this assessment, the Company concluded that it was more likely than not that its net deferred tax assets would not be realized, and therefore established a valuation allowance against its net deferred tax assets for the year ended January 1, 2005. The valuation allowance has been retained for the year ended December 31, 2005 as the relative weights of the positive and negative evidence regarding realizability have not changed enough to affect this determination.

At December 31, 2005, certain undistributed earnings of the Company’s Canadian operations totaling $6.7 million were considered to be permanently reinvested. No deferred tax liability has been recognized for the remittance of such earnings to the United States, since it is the Company’s intention to utilize those earnings in the foreign operations for an indefinite period of time, or to repatriate such earnings only when tax efficient to do so. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credits may be available to reduce some portion of the U.S. income tax liability. The Company has no foreign operations other than Canada.

Considering the information in the note above, and after careful evaluation whether to repatriate certain dividends from Canada under the provisions of the American Job Creation Act of 2004 ("AJCA"), the Company has chosen not to repatriate any of its foreign earnings from its Canadian affiliate in 2005.

7.	Capital Stock

Authorized preferred stock consists of 5,000,000 shares of which none was outstanding during 2005, 2004, or 2003. Authorized common stock consists of 60,000,000 shares at $0.001 par value. Common stock outstanding at year end 2005 was 29.1 million shares (net of 2.0 million shares of treasury stock). As of December 31, 2005, total common shares reserved for issuance under the Company’s five stock-based employee compensation plans described in Note 8 – Stock Plans and Options was 5,466,220.

In June 2004, the Company issued $115.0 million aggregate principal amount of its 3.25% Convertible Senior Debentures due May 15, 2034 in a private placement. During the second quarter of 2005, the Company made an irrevocable election to pay the principal amount of debentures in cash upon conversion, however the Company retains the ability to satisfy the remainder of any conversion payment in cash or any combination of cash and common stock. The debentures are callable and convertible into the Company’s common stock prior to maturity at the option of the holders. The debentures were initially convertible into 56.5099 shares of the Company’s common stock per $1,000 principal amount, which is equivalent to $17.70 per share, for total initial underlying shares of 6,498,369. The Company filed a shelf registration statement covering resales of the debentures and the common stock issuable upon conversion thereof in August 2004, and the registration statement was declared effective August 26, 2005.

Treasury stock. In 2004, in connection with the convertible debenture issuance, the Board of Directors of the Company authorized the repurchase of 1,977,800 outstanding shares for $25.0 million. The average price per share was $12.64 on the date of purchase. There is no plan in place to purchase additional outstanding shares.

8.	Stock Plans and Options

Employee Stock Purchase Plan. In August 1996, the Company’s board of directors approved and adopted an Employee Stock Purchase Plan ("Purchase Plan") reserving 287,307 shares of common stock. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. The offering period for any offering will be no more than 27 months. The Board authorized an offering commencing on the initial public offering date of October 22, 1996 and ending June 30, 1997, and sequential six-month offerings thereafter. The Company obtained shareholder approval in May 2001 to increase the pool of reserved stock by 500,000 shares. As of December 31, 2005, 787,307 of shares are reserved, and 124,622 are available for issuance.

Employees are eligible to participate in the currently authorized offerings if they have been employed by the Company or an affiliate of the Company incorporated in the United States for at least six months. Employees can have up to 15.0% of their earnings withheld pursuant to the Purchase Plan and applied on specified purchase dates (currently the last day of each authorized offering) to the purchase of shares of common stock. In 2005, the price of common stock purchased under the Purchase Plan was equal to 85.0% of the lower of the fair market value of the common stock on the commencement date of each offering or the relevant purchase date. For the shares issued during fiscal 2005, there were approximately $893,000 of payroll deductions of which $892,000 were used to purchase 120,521 shares of common stock.

In 2006, the Employee Stock Purchase Plan has been modified in response to the issuance of FAS 123R. The plan will now purchase shares of common stock on a quarterly basis rather than semi-annually. Beginning in the first quarter of 2006, the discount on the price of shares will be 5.0% and will be applied to the price of the shares on the date in which the buy period closes each quarter.

1996 Equity Incentive Plan. The Company’s Wild Oats Markets, Inc. 1996 Equity Incentive Plan (the "1996 Plan") was adopted by the Board of Directors in August 1996. As of December 31, 2005, 4,650,220 shares of common stock were reserved for issuance under the 1996 Plan, and 493,968 shares were available for grant. The 1996 Plan provides for the grant of incentive stock options to employees (including officers and employee-directors) and nonqualified stock options, restricted stock and restricted stock units ("RSUs") and stock bonuses to employees, directors and consultants. The exercise price of options granted under the 1996 Plan is determined by the Board of Directors, provided that the exercise price for an incentive stock option cannot be less than 100% of the fair market value of the common stock on the grant date and the exercise price for a nonqualified stock option cannot be less than 85.0% of the fair market value of the common stock on the grant date. Outstanding options generally vest over a period of four years and generally expire 10 years from the grant date.

In March 2004, the Board approved issuance of RSUs as a new alternative compensation arrangement for non-employee board members’ annual service grants and compensation for meeting attendance. RSUs issued in lieu of cash compensation vest immediately, while those issued as an annual grant vest over a one-year period. The Company records compensation expense based on the date upon which an RSU is granted, equal to the fair market value of stock underlying the RSU on the date granted and recognizes the expense over the vesting period.

2001 Non-Officer/Non-Director Equity Incentive Plan. In 2001, the Company created the Wild Oats Markets, Inc. 2001 Nonofficer/Nondirector Equity Incentive Plan, a nonqualified stock option plan (the "2001 Plan"). As of December 31, 2005, 486,000 shares of common stock were reserved for issuance under the 2001 Plan, and options for 105,451 shares were available for grant. The 2001 Plan provides for the grant of nonqualified stock options to employees of the Company who are not officers or directors. The exercise price of options granted under the 2001 Plan is determined by the Board of Directors, provided that the exercise price for a nonqualified stock option cannot be less than 85.0% of the fair market value of the common stock on the grant date. Outstanding options generally vest over four years and generally expire 10 years from the grant date.

Individual stock option plans. At the end of 2005, Wild Oats Markets, Inc. had a total of three individual nonqualified stock option plans. These individual stock option plans were created during 2001 and 2005 as inducements to certain executives to accept offers of employment with the Company. The total amount of shares reserved for issuance and total options granted under the three plans is 330,000 shares. Under each plan, the exercise price of the stock options is determined by the Board of Directors, provided that the exercise price cannot be less than 85.0% of fair market value of the common stock on the grant date. Outstanding options vest over a four-year period with an expiration date 10 years from the date of grant. A fourth plan was created in 2006 with 100,000 shares reserved for issuance and granted thereunder.

Fair values. The fair value of the employees’ purchase rights for the employee stock purchase plan was estimated using the Black-Scholes model with the following weighted-average assumptions:

FISCAL YEAR	2005	2004	2003

Estimated dividends	None	None	None
Expected volatility	70%	73%	75%
Risk-free interest rate	3.95%	3.11%	1.0%
Expected life (years)	0.5	0.5	0.5
Weighted-average fair value per share	$3.55	$2.10	$4.40

The fair value of each option grant under the Company’s aggregated incentive and nonqualified stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

FISCAL YEAR	2005	2004	2003

Estimated dividends	None	None	None
Expected volatility	70%	73%	75%
Risk-free interest rate	3.99%	2.86%	2.47%
Expected life (years)	4.2	4.0	4.1
Weighted-average fair value per share	$5.52	$5.90	$5.92

The fiscal 2005, 2004 and 2003 weighted-average grant date per share fair values and weighted-average exercise prices of options granted equal to and below market value on the date of grant are as follows:

	Number of Options	Weighted-Average Fair Value	Weighted-Average Exercise Price

Options granted below market value	-	-	-
Options granted equal to market value	481,168	$ 4.83	$ 9.10

Total options granted fiscal 2005	481,168	$ 4.83	$ 9.10

Options granted below market value	32,213	$ 7.67	$ 9.68
Options granted equal to market value	380,125	$ 5.45	$ 11.86

Total options granted fiscal 2004	412,338	$ 5.62	$ 11.50

Options granted below market value	112,890	$ 6.10	$ 8.79
Options granted equal to market value	524,008	$ 5.88	$ 10.25

Total options granted fiscal 2003	636,898	$ 5.92	$ 9.99

A summary of the status of the Company’s aggregated incentive and nonqualified stock options plans as of the 2005, 2004 and 2003 fiscal year ends and changes during the years ending on those dates is presented below:

	Number of Options	Weighted-Average Exercise Price

Outstanding as of December 28, 2002	3,431,436	$ 10.30

Granted
	636,898	$ 9.99

Forfeited
	(405,883)	$ 11.70

Exercised
	(316,166)	$ 7.90

Outstanding as of December 27, 2003	3,346,285	$ 10.30

Granted
	412,338	$ 11.50

Forfeited
	(469,312)	$ 11.85

Exercised
	(326,604)	$ 8.19

Outstanding as of January 1, 2005	2,962,707	$ 10.55

Granted
	481,168	$ 9.10

Forfeited
	(425,107)	$ 11.62

Exercised
	(448,569)	$ 9.39

Outstanding as of December 31, 2005	2,570,199	$ 10.19

The following table summarizes information about incentive and nonqualified stock options outstanding and exercisable at December 31, 2005:

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE

		Remaining	Weighted		Weighted
Range Of	Number	Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life (years)	Exercise Price	Exercisable	Exercise Price

$ 4.25 – 7.00	384,216
7.11

$ 6.38
				228,143
$ 6.53

$ 7.01 – 8.50	558,345
5.83

$ 7.79
				516,660
$ 7.99

$ 8.51 – 10.00	597,767
6.54

$ 9.45
				497,767
$ 9.33

$ 10.01 – 12.00	540,810
6.67

$ 10.90
				526,625
$ 10.90

$ 12.01 – 16.00	285,977
7.32

$ 12.97
				191,834
$ 13.22

$ 16.01 – 26.50	203,084
3.39

$ 19.97
				203,084
$ 19.97

	2,570,199
6.34

$ 10.19
				2,164,113
$ 10.44

At December 31, 2005, 493,968 shares were available for future grant under the 1996 Plan, and 105,451 shares were available for future grant under the 2001 Plan. At December 31, 2005, January 1, 2005 and December 27, 2003 options for 2,164,113, 2,224,275 and 2,081,800 shares with weighted-average exercise prices of $10.44, $10.46 and $10.42, respectively, were exercisable. During 2005, 42,393 shares were granted out of the 1996 Equity Incentive Plan as RSUs. As of December 31, 2005, 75,914 RSUs are outstanding and 47,914 shares are vested. Those grants are not considered in the above tables as outstanding options, but reduce the amount available for grant from the 1996 Plan.

9.	Litigation

Wild Oats Markets Canada, Inc., as successor to Alfalfa's Canada, Inc., a Canadian subsidiary of the Company, was a defendant in Helen Fakhri and Ady Aylon, as Representative Plaintiffs v. Alfalfa's Canada, Inc., a class action suit for monetary damages brought in the Supreme Court of British Columbia, Canada by the representative plaintiffs on behalf of two groups of claimants - those who claim to have contracted Hepatitis A allegedly through the consumption of food purchased at a Capers Community Market ("Capers") in the spring of 2002, and those who were inoculated against Hepatitis A in March and April, 2002, after handling and/or consuming food products from Capers that were or might have been contaminated with Hepatitis A. In July 2005, the Court approved a settlement agreement pursuant to which plaintiffs submitting proof of claim received, at their election, either cash or a gift card, redeemable at the Company’s Canadian stores, in amounts determined by classification of the claimant within one of three separate categories. The Company has exhausted its deductible, and its insurers have provided coverage for excess defense and administrative costs and settlement liability.

Tim Auchterlonie, individually and on behalf of all others similarly situated and the general public, and Roes 1 to 1000 vs. Wild Oats Markets, Inc. and Does 1 through 100, is a purported class action suit brought in August 2004 in the Superior Court, County of Los Angeles, for payment of overtime and damages relating to alleged violations of the California Business and Professions Code by a former store director claiming that he should have been classified as an employee paid on an hourly basis, together with other related claims. In mid-2005, five additional named plaintiffs were added to the suit, and the trials of the original plaintiff and the new plaintiffs were bifurcated. The Company believes that all of the named plaintiffs were correctly classified as exempt employee based upon their job duties. The Company has settled with the original plaintiff for an immaterial amount, and the trial date has been vacated. A trial for the remaining plaintiffs has been set for third quarter 2006.

In June 2002 an administrative law judge ("ALJ") found against us in Wild Oats Markets, Inc. and Local 371, United Food & Commercial Workers, in certain unfair labor practice charges brought in connection with the opening of our store in Westport, Connecticut. The Company appealed the ALJ’s decision to the National Labor Relations Board ("NLRB"). In May 2005, the NLRB denied the appeal and issued a Decision and Order, setting forth certain equitable, injunctive and monetary remedies to be undertaken by the Company, including payment of backpay less interim earnings, and offers of employment to certain former employees of a store that the Company previously sold in 2000 (the "Sold Store"). The Company agreed to reinstate one former employee and paid an immaterial amount to settle the claims of ten named individuals in the ruling. The NLRB has indicated that there may be liability to other employees from the Sold Store for certain periods that such individuals were unemployed. The Company is currently evaluating whether to appeal the remainder of the Decision.

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

10.	Leases and Other Commitments and Contingencies

The Company has numerous leases related to facilities and store equipment. The initial lease term is usually between 10 and 20 years, and generally includes renewal options for varying terms thereafter, as well as rent escalation clauses. Certain store leases may require additional rental payments contingent upon sales volume for the particular store ("contingent rentals").

Future minimum lease payments under noncancelable leases as of December 31, 2005 are summarized as follows (in thousands):

FISCAL YEAR	Operating Leases	Capital Leases	Financing Leases

2006	$ 36,703	$ 2,090	$ 1,443
2007	35,463	1,971	1,443
2008	33,115	1,890	1,443
2009	30,684	1,946	1,450
2010	29,467	1,961	1,485
Thereafter	233,470	39,730	21,174

Total minimum lease payments	$ 398,902	49,588	28,438

Less amount representing interest		(29,423)	(14,950)
Present value of net minimum lease payments		20,165	13,488
Less current portion		(375)	(239)

Long term portion		$ 19,790	$ 13,249

Minimum rentals shown above do not include contingent rental payments. Total rent expense (consisting of base rent and contingent rent) under these leases was $34.4 million, $35.6 million and $33.9 million during fiscal 2005, 2004, and 2003, respectively. Total contingent rentals paid during these same periods was $867,000, $1.0 million, and $1.0 million respectively. Sublease income received for fiscal years 2005, 2004, and 2003 was $2.9 million, $2.0 million, and $1.9 million, respectively.

Included in the $398.9 million of minimum lease payments is $27.9 million, which is related to lease costs for closed stores. The Company is actively working to reduce these payments through assignments, subleases or terminations of the lease obligations.

Future minimum sublease rental income payments to be received as of December 31, 2005 are as follows (in thousands):

Fiscal Year	Sublease Rental Income

2006	2,424
2007	2,370
2008	1,788
2009	1,619
2010	1,067
Thereafter	6,316

Total	$ 15,584

As of December 31, 2005, the Company had commitments under construction contracts totaling $3.1 million. The Company is self-insured for certain losses relating to workers compensation claims, general liability, and employee medical and dental benefits. The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insured losses are accrued based upon the Company’s estimates of the aggregate uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company’s historical experiences. If the Company experiences an increase in claims, if actuarial assumptions are inaccurate, or insurance industry costs increase beyond current expectations, then additional reserves may be required.

11.	Restructuring and Asset Impairment Charges (Income)

Fiscal 2005

During fiscal 2005, the Company recorded restructuring and asset impairment expense of $4.0 million consisting of the following components (in thousands):

Changes in estimate related to lease-related liabilities for sites previously identified for closure (including accretion)	$ 230
Estimate related to lease-related liabilities for sites identified for closure during fiscal 2005	1,273
Severance for employees	134
Asset impairment charges	1,370
Write off of goodwill	960

Total restructuring and asset impairment expense	$ 3,967

Details of the significant components are as follows:

Changes in estimates related to lease-related liabilities for sites previously identified for closure. During 2005, the Company had changes in estimates for locations closed during previous fiscal years for reasons including brokerage fees for obtaining a subtenant and additional rent expense when expected subtenancy arrangements took more time to complete than originally expected. Throughout 2005, we determined that additional time to dispose of vacant sites would require adjusting our estimates for changes in facts and circumstances by $230,000 consisting of the following: Accretion expense for lease terms estimated using the present value of future minimum lease terms of $469,000; additional time estimated for obtaining viable subtenants of $1.1 million offset by approximately $1.3 million which includes the reversal of an existing accrual for a potential litigation relating to a location in Missouri, and other subtenancy adjustments.

Estimates related to lease-related liabilities for sites identified for closure during 2005. During 2005, the Company closed one store in Oregon, one commissary kitchen in Arizona, a regional office in California, and relocated two stores; one in Oregon and one store in Arizona. Certain locations had remaining lease periods for which the Company is responsible for paying future rent. Related to these closures and relocations, the Company accrued for the period of time that best estimates the remaining lease liabilities and closures costs.

Severance for employees notified of termination during 2005. During the fiscal year, 88 employees were notified of their involuntary termination in conjunction with the closing of one store a commissary kitchen, and a regional office, and the relocation of two stores. The costs of termination for the year were $134,000. As of December 31, 2005, all $134,000 of the benefits had been paid to terminated employees. In addition, $192,000 was also paid to terminated employees related to accruals from the prior year.

Asset impairment charges In addition to the restructuring expense described above, management also identified asset impairment charges of $884,000 in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets for two stores held for use. These assets became impaired during the second quarter of fiscal 2005 because the projected cash flows of each store at the time were not sufficient to fully recover the carrying value of the stores’ long-lived assets. In determining whether an impairment exists, the Company estimates the stores’ future cash flows on an undiscounted basis, and if the cash flows are not sufficient to recover the carrying value, then the Company uses a discounted cash flow based on a risk-adjusted discount rate, to adjust its carrying value of the assets and records a provision for impairment as appropriate. The Company continually reevaluates its stores’ performance to monitor the carrying value of its long-lived assets in comparison to projected cash flows. In addition to the amounts written off related to the cash flow analysis, the Company wrote off assets related to sites identified for future store locations that were subsequently determined insuitable. Other assets originally designated to be transferred from closed stores were deemed no longer useful and written off.

During 2005, 2004, and 2003, the Company incurred $553,000, $4.0 million, and $3.8 million, respectively, of charges for accelerated depreciation for planned store closures. The costs are included in "Costs of Goods Sold and Occupancy Costs" in the Statements of Operations.

Fiscal 2004

During fiscal 2004, the Company recorded restructuring and asset impairment expense of $2.5 million consisting of the following components (in thousands):

Changes in estimate related to lease-related liabilities for sites previously identified for closure (including accretion)	$ 104
Estimate related to lease-related liabilities for sites identified for closure during fiscal 2004	566
Severance for employees	754
Asset impairment charges	1,037

Total restructuring and asset impairment expense	$ 2,461

Details of the significant components are as follows:

Changes in estimates related to lease-related liabilities for sites previously identified for closure. During 2004, the Company incurred changes in estimates for locations closed during previous fiscal years, such as the addition or loss of a subtenant, brokerage fees for obtaining a subtenant, or if expected subtenancy arrangements take additional time to complete than originally expected. Throughout 2004, we determined that additional time to dispose of vacant sites would require adjusting our estimates for changes in facts and circumstances by $104,000 consisting of the following: Accretion expense for lease terms estimated using the present value of future minimum lease terms of $531,000; additional time estimated for obtaining viable subtenants of $1.1 million and the procurement of viable subtenants producing a reversal of previously accounted for reserves of approximately $1.5 million, net of brokerage fees.

Estimates related to lease-related liabilities for sites identified for closure during 2004. During 2004, we closed store locations in Washington, Oregon, Florida and Arizona. Certain locations had remaining lease periods for which we are responsible for paying future rent. We accrued $566,000 related to those store locations based on our best estimate of the future lease periods during which we will be obligated to pay rent.

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

Asset impairment charges. Management also identified asset impairment charges of $1.0 million in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets for three stores held for use. These assets became impaired during our quarterly assessments during fiscal 2004 because the projected cash flows of each store at the time were not sufficient to fully recover the carrying value of the stores’ long-lived assets.

Fiscal 2003

During fiscal 2003, the Company recorded restructuring and asset impairment income of $1.3 million consisting of the following components (in thousands):

Change in estimate related to lease-related liabilities for sites previously identified for closure or sale	$ (2,376)
Changes in estimates related to lease-related liabilities for sites closed during 2003	188
Insurance settlement received for impaired assets previously written off	(250)
Severance for employees terminated during fiscal 2003	232
Asset impairment charges	947

Total restructuring and asset impairment income	$ (1,259)

Details of the significant components are as follows:

Changes in estimates related to lease-related liabilities for sites previously identified for closure. During 2003, the Company incurred changes in estimates for locations closed during previous fiscal years, such as the addition or loss of a subtenant, brokerage fees for obtaining a subtenant, or if expected subtenancy arrangements took additional time to complete than originally expected. Throughout 2003, we determined that additional time to dispose of vacant sites would require adjusting our estimates for changes in facts and circumstances by $(2,376,000) consisting of the following: The Company secured viable subtenants for locations in Arizona, California (4), Oregon and Tennessee. As a result, the Company recorded restructuring income of $(3,451,000) to reduce the accruals to the estimated required amounts. Additionally, the Company was able to secure agreements with the landlords to reduce required rents already recorded for resulting in $(893,000) of additional income. This was offset by a restructuring charge of $87,000 for the costs associated with restoring a space to its original condition for a location previously included in a restructuring charge, and additional time estimate adjustments for obtaining viable subtentants of $1,881,000.

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

Insurance settlement received for impaired assets previously written off. The Company received $250,000 in insurance proceeds as partial reimbursement for property losses and incremental expenses incurred during the first quarter of 2003 caused by a roof collapse at a support facility in Federal Heights, Colorado. The support facility had been previously identified for closure during fiscal 2001, and the carrying value of its fixed assets was written off as an impairment charge at that time. Therefore, the Company recorded a gain in the amount of the insurance proceeds received of $250,000.

Asset impairment charges. Management also identified asset impairment charges of $947,000 in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets for two stores held for use. These assets became impaired during the third quarter of fiscal 2003 because the projected cash flows of each store at the time were not sufficient to fully recover the carrying value of the stores’ long-lived assets

Sales and store contribution to profit (sales less cost of goods sold, occupancy costs, and direct store expenses) for the fiscal years ended December 31, 2005, January 1, 2005, and December 27, 2003 for stores that were held for disposal are as follows (in thousands):

FISCAL YEAR	2005	2004	2003
Sales	$ 5,884	$ 13,043	$ 10,562
Store contribution to profit	$ (137)	$ (999)	$ (1,899)

The following table summarizes accruals related to the Company’s restructuring activities during fiscal 2005, 2004 and 2003 (in thousands):

EXIT PLANS	2002 And Prior	2003	2004	Q1 2005	Q2 2005	Q3 2005	Q4 2005	TOTAL

BALANCE, 1-01-05	$ 6,665	$ -	$ 762	$ -	$ -	$ -	$ -	$ 7,427

Severance expense
	-	-	-	217	-	-	-	217
Lease-related expense
	114	140	-	120	-	-	-	374
Cash paid :
Severance
	-	-	(88)	(99)	-	-	-	(187)
Lease-related liabilities
	(429)	(35)	(99)	21	-	-	-	(542)
Provision adjustments	-	-	-	(7)	-	-	-	(7)

BALANCE, 04-02-05	$ 6,350	$ 105	$ 575	$ 252	$ -	$ -	$ -	$ 7,282

Severance expense
	-	-	-	-	(104)	-	-	(104)
Lease-related expense
	(465)	377	(87)	-	304	-	-	129
Cash paid:
Severance
	-	-	(79)	(14)	(25)	-	-	(118)
Lease-related liabilities
	(408)	(35)	(135)	-	(154)	-	-	(732)
Provision adjustments	656	-	92	(104)	684	-	-	1,328

BALANCE, 07-02-05	$ 6,133	$ 447	$ 366	$ 134	$ 705	$ -	$ -	$ 7,785

Severance expense
	-	-	-	-	-	21	-	21
Lease-related expense
	8	11	11	(7)	2	5	-	30
Cash Paid:
Severance
	-	-	-	-	-	(21)	-	(21)
Lease related liabilities
	(330)	(35)	(90)	(93)	(215)	(5)	-	(768)
Provision adjustments	75	-	-	-	-	-	-	75

BALANCE, 10-01-05	$ 5,886	$ 423	$ 287	$ 34	$ 492	$ -	$ -	$ 7,122

Severance expense
	-	-	-	-	-	-	-	-
Lease-related expense
	28	11	-	-	931	-	-	970
Cash paid:
Severance
	-	-	-	-	-	-	-	-
Lease-related liabilities
	(372)	(27)	-	-	(274)	-	-	(673)
Provision adjustments	-	-	-	-	-	-	-	-

BALANCE, 12-31-2005	$ 5,542(1)	$ 407(1)	$ 287(2)	$ 34(1)	$ 1,149(1)	$ -	$ -	$ 7,419

(1) The restructuring accrual balance consists of lease-related liabilities.

(2) The restructuring accrual balance consists of lease-related liabilities and $6,000 for employee termination benefits.

As of December 31, 2005, the Company’s restructuring balances consist of $2.0 million in accrued liabilities and other long-term obligations of $5.4 million.

12.	401(k) Plan

The Company maintains a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering the Company's employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 90% of their annual compensation or the statutorily prescribed annual limit ($14,000 in fiscal 2005) and have the amount of such reduction contributed to the 401(k) Plan. Employees over age 50 may also contribute an additional $4,000 (in fiscal 2005) "catch-up" contribution. The 401(k) Plan provides for additional matching contributions to the 401(k) Plan by the Company in an amount determined by the Company prior to the end of each plan year. Total Company contributions during fiscal 2005, 2004 and fiscal 2003 were approximately $1.1 million, $1.2 million and $1.3 million, respectively. The trustees of the 401(k) Plan, at the direction of each participant, invest the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code.

In January 2002, the Company was notified by its 401(k) trustee that effective April 1, 2002, the trustee would no longer provide trustee services for 401(k) plans. The Company selected a new plan administrator and a new trustee after extensive research and interviews. In the fourth quarter of fiscal 2002, the Company was notified by its new plan administrator that it was selling its business without the Company’s consent (as required by the then-current contract). The Company elected to terminate its contract and selected Milliman USA as its new plan administrator. The plan accounts were transferred to Milliman and Company employees were notified that they would be unable to make withdrawals from or change the investment designations of their accounts until the transfer was completed. The transfer was completed in January 2003. The Company also amended its 401(k) Plan in fiscal 2003 and fiscal 2004 to modify the eligibility requirements. In fiscal 2003, the Company completed an audit of one of the record keeping practices of one of its past plan administrators. The Company completed its comprehensive review of past administrative practices of its 401(k) Plan during the third quarter of fiscal 2004. As a result, in November 2004, the Company filed a voluntary correction plan with the Internal Revenue Service related to the 401(k) Plan. Pursuant to the Company’s audit in 2004, the Company determined that it was obligated to contribute an estimated $1.2 million, inclusive of earnings, to the 401(k) Plan to correct certain past administrative practices dating back to 1999, of which $1.0 million was included in direct store expense and $200,000 was included in selling, general and administrative expense. During the second quarter of 2006 pursuant to communications with the IRS, the reserve was reduced by $200,000 allocated between direct store expense and selling, general and administrative expense.

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

14.	Deferred Compensation Plan

Effective in fiscal 1999, the Company maintains a nonqualified Deferred Compensation Plan (the "DCP") for certain members of management. Eligible employees may contribute a portion of base salary or bonuses to the plan annually. The DCP provides for additional matching contributions by the Company in an amount determined by the Company prior to the end of each plan year. Total Company matching contributions to the DCP during fiscal 2005, 2004 and 2003 were approximately $59,000, $85,000 and $84,000, respectively. On December 31, 2004, in response to the AJCA, which mandated modifications to Treasury regulations applicable to deferred compensation, the Company froze the then-existing DCP participants’ accounts, and created new participants’ accounts, effective January 1, 2005. The Company is administering a new DCP in good faith compliance with currently issued rules and will establish the new plan document once final regulations, promulgated under the American Jobs Creation Act, are issued

15.	Comprehensive Income

The components of other comprehensive income consist of unrealized gains and losses on available-for-sale securities, adjustments related to a cash flow hedge, and foreign currency translation adjustments, all reported  net of tax. Comprehensive income has been disclosed in the statement of comprehensive income (loss) for all periods presented.

The components of accumulated other comprehensive income for fiscal years ending 2005, 2004, and 2003 are as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain On Available-For Sale Securities	Cash Flow Hedge Adjustments	Total

Balance at December 28, 2002	$ (449)	$ -	$ (593)	$ (1,042)
Foreign currency translation adjustment	697	-	-	697
Recognition of hedge results to interest expense during the period	-	-	613	613
Change in market value of cash flow hedge during the period	-	-	(20)	(20)

Balance at December 27, 2003	248	-	-	248

Foreign currency translation adjustment	681	-	-	681
Unrealized gain on available-for-sale securities	-	37	-	37

Balance at January 1, 2005	929	37	-	966

Foreign currency translation adjustment	294	-	-	294
Unrealized gain on available-for-sale securities	-	(20)	-	(20)

Balance at December 31, 2005	$ 1,223	$ 17	$ -	$ 1,240

16.	Related Party Transactions

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

In March 2001, Mr. Odak purchased 1,332,649 shares of Common Stock for $6.969 per share for an aggregate purchase price of $9.29 million. Mr. Odak paid $13,326 in cash and executed a full recourse, five-year promissory note for the balance of $9,273,905 to the Company, with interest accruing at 5.5% per annum, compounding semiannually. On February 19, 2006, pursuant to the termination of the five-year promissory note, Mr. Odak sold 678,530 shares of Common Stock for $17.89 per share to the Company. The Company repurchased the shares for $12,138,902, effectively relieving all debt owed by Mr. Odak and reducing the number of shares outstanding by 678,530. The repurchased shares will be reflected as treasury shares in the Company’s consolidated balance sheet.

As part of Mr. Odak’s employment agreement, the Company agreed to purchase his home in York, Pennsylvania if he was unable to sell it within a specific period of time. In July 2001, the Company arranged for a relocation service to purchase the home from Mr. Odak for $1.6 million. Despite substantial marketing efforts, the relocation service was unable to sell the house for a reasonable price. In November 2002, Mr. Odak offered to repurchase the house for the original $1.6 million he had received. At December 28, 2002, Mr. Odak had remitted $1.35 million to the Company as partial consideration to fund the purchase and the remaining funds were funded by Mr. Odak’s fiscal 2002 bonus of $250,000 to which he was contractually entitled. On March 6, 2003, the Company remitted the $1.6 million to the relocation service received from Mr. Odak related to this repurchase.

Other related parties. Mark A. Retzloff is a current member of the Company’s Board of Directors, and sits on its Real Estate Committee. Mr. Retzloff is Chief Organic Officer of Aurora Organic Dairy, which derives 6% of its total revenues from sales of organic milk to the Company under the Company’s private label brand. Stacey J. Bell, a current member of the Company’s Board of Directors, is an indirect employee of Ideasphere, Inc., which sells vitamins and supplements to the Company. Total purchases from these vendors for the fiscal years ending 2005, 2004 and 2003 are $4.8 million, $2.7 million and $905,000, respectively. A majority of these purchases are made primarily through our primary distributor, UNFI and therefore are indirect in nature. These costs are all for inventory and the related costs of goods sold. As of the fiscal years ending 2005 and 2004, the associated accounts payable balances were $112,000 and $54,000, respectively.

17.	Quarterly Information (Unaudited)

The following interim financial information presents the fiscal 2005 and 2004 consolidated results of operations on a quarterly basis (in thousands, except per-share amounts):

	QUARTER ENDED

	April 2,	July 2,	October 1,	December 31,
Statement of Operations Data	2005	2005	2005	2005

Sales	$ 278,079	$ 284,608	$ 278,522	$ 282,748
Gross profit	$ 80,256	$ 82,559	$ 80,737	$ 84,009
Net income (loss)	$ (1,151)	$ 922	$ 82	$ 3,332

Basic net income (loss) per common share	$ (0.04)	$ 0.03	$ 0.00	$ 0.11

Diluted net income (loss) per common share	$ (0.04)	$ 0.03	$ 0.00	$ 0.11

Basic weighted-average number of common shares	28,554	28,667	28,928	29,089

Diluted weighted-average number of common shares	28,554	29,185	29,694	29,661

	QUARTER ENDED

	March 27,	June 26,	September 25,	January 1,
Statement of Operations Data	2004	2004	2004	2005

Sales	$ 263,795	$ 251,697	$ 250,739	$ 281,933
Gross profit	$ 77,406	$ 73,434	$ 68,828	$ 77,182
Net income (loss)	$ 2,069	$ (331)	$ (7,052)	$ (34,705)

Basic net income (loss) per common share	$ 0.07	$ (0.01)	$ (0.25)	$ (1.22)

Diluted net income (loss) per common share	$ 0.07	$ (0.01)	$ (0.25)	$ (1.22)

Basic weighted-average number of common shares	30,184	29,788	28,458	28,469

Diluted weighted-average number of common shares	31,034	29,788	28,458	28,469

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, the Company’s management, with the participation if its Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 were accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure.

Report of Management on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over the Company's financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is the process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of internal controls can change with circumstances.

Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2005 in relation to criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on management's assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2005.

Ernst & Young LLP, an independent registered public accounting firm, has audited the financial statements that are included in this annual report and expressed an opinion thereon. Ernst & Young LLP has also expressed an opinion on management's assessment of, and the effective operation of internal control over financial reporting as of December 31, 2005, which is contained under Item 8 of this report under the heading "Report of Independent Registered Public Accounting Firm." The attestation report is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.

OTHER INFORMATION

None.

PART III.

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included under the captions "Election of Directors" and "Executive Compensation-Management-Executive Officers" in our definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 2, 2006, to be filed with the Commission approximately April 1, 2006, is incorporated herein by reference.

Item 11.

EXECUTIVE COMPENSATION

The information included under the caption "Executive Compensation" in our definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 2, 2006, to be filed with the Commission approximately April 1, 2006, is incorporated herein by reference.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 2, 2006, to be filed with the Commission approximately April 1, 2006, is incorporated herein by reference.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included under the caption "Directors and Executive Officers - Certain Transactions" in our definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 2, 2006 to be filed with the Commission approximately April 1, 2006, is incorporated herein by reference.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information included under the caption "Principal Accountant Fees and Services" in our definitive Proxy Statement in connection with the Annual Meeting of stockholders to be held May 2, 2006, to be filed with the Commission approximately April 1, 2006, is incorporated herein by reference.

PART IV.

Item 15.

EXHIBITS AND FINANCIAL STATEMENT

SCHEDULES

(a)	The following are filed as a part of this Report on Form 10-K:

	(1)	Reports of Independent Registered Public Accounting Firms
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Balance Sheets
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
	(2)	Financial Statement Schedules – No schedules are required.
	(3)	The following exhibits to this Form 10-K are filed pursuant to the requirements of Item 601 of Regulation S-K:
Exhibit
	Number	Description of Document

	3(i).1.(a)**	Amended and Restated Certificate of Incorporation of the Registrant. (1)
	3(i).1.(b)**	Certificate of Correction to Amended and Restated Certificate of Incorporation of the Registrant. (1)
	3(i).1.(c)**	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (2)
	3(ii).1**	Amended and Restated By-Laws of the Registrant. (1)
	4.1**	Reference is made to Exhibits 3(i) through 3(ii).1.
	4.2**	Specimen stock certificate. (3)
	4.3**	Rights Agreement dated May 22, 1998 between Registrant and Norwest Bank Minnesota. (10)
	10.1**	Form of Indemnity Agreement between the Registrant and its directors and executive officers, with related schedule. (3)
	10.2#**	1996 Equity Incentive Plan, including forms of Options granted to employees and non-employee directors thereunder. (3)
	10.3#**	Amendment to 1996 Equity Incentive Plan. (4)
	10.4#**	Second Amendment to 1996 Equity Incentive Plan. (5)
	10.5#**	1996 Employee Stock Purchase Plan. (3)
	10.6#**	Amendment to 1996 Employee Stock Purchase Plan. (5)
	10.7#**	1993 Stock Option Plan. (3)
	10.8#**	1991 Stock Option Plan. (3)
	10.9#**	Employee Stock Ownership Plan. (3)
	10.10#**	Wild Oats Markets, Inc. Deferred Compensation Plan. (6)
	10.11#**	Employment Agreement dated March 6, 2001 between Perry D. Odak and the Registrant. (7)
	10.12#**	Amendment to Employment Agreement dated March 6, 2001 between Perry D. Odak and the Registrant. (5)
	10.13#**	Stock Purchase Agreement dated March 6, 2001 between Perry D. Odak and the Registrant. (7)
	10.14#**	Stephen Kaczynski Equity Incentive Plan. (8)
	10.15#**	Employment Agreement dated April 24, 2001 between Stephen P. Kaczynski and the Registrant. (8)
	10.16#**	Employment Agreement dated May 21, 2001 between Bruce Bowman and the Registrant. (8)
	10.17#**	Amendment to Employment Agreement dated May 21, 2001 between Bruce Bowman and the Registrant. (5)
	10.18#**	Bruce Bowman Equity Incentive Plan. (8)
	10.19#**	Severance Agreement dated November 7, 2002 between Bruce Bowman and the Registrant. (11)
	10.20#**	Severance Agreement dated November 7, 2002 between Freya Brier and the Registrant. (11)
	10.21#**	Severance Agreement dated November 7, 2002 between Stephen Kaczynski and the Registrant. (11)
	10.22#**	Severance Agreement dated November 7, 2002 between Peter Williams and the Registrant. (11)
	10.23**	Wild Oats Markets, Inc. 2001 Non-officer/Non-director Equity Incentive Plan. (5)
	10.24**	Amended and Restated Stockholders Agreement between the Registrant and certain parties named therein dated August 1996. (3)
	10.25**	Registration Rights Agreement between the Registrant and certain parties named therein dated July 12, 1996. (3)
	10.26#**	Second Amendment to Employment Agreement between Wild Oats Markets, Inc. and Perry D. Odak, dated June 19, 2002. (9)
	10.27#**	Third Amendment to Employment Agreement between Wild Oats Markets, Inc. and Perry D. Odak, dated August 12, 2002. (9)
	10.28#**	Fourth Amendment to Employment Agreement, dated May 10, 2005, between Perry D. Odak and the Registrant. (17)
	10.29#**	Employment Agreement dated April 26, 2005 between Robert B. Dimond and the Registrant. (17)
	10.30#**	Robert B. Dimond Equity Incentive Plan. (17)
	10.31#**	Severance Agreement dated May 9, 2005 between Robert B. Dimond and Registrant. (17)
	10.32**	Assignment of Kaczynski Employment Agreement dated June 29, 2002, between Registrant and Sparky, Inc. (9)
	10.33**	Loan and Security Agreement, dated March 31, 2005, by and among Wild Oats Markets, Inc., Bank of America, N.A., as agent, and the lenders identified therein. (17)
10.34**

Termination and Release Agreement, dated March 31, 2005, under the Second Amended and Restated Credit Agreement, dated as of February 26, 2003, as amended by and among Wild Oats Markets, Inc., the lenders identified therein and Wells Fargo Bank National Association, as administrative agent. (17)

10.35**

Waiver, dated March 28, 2005, to the Second Amended and Restated Credit Agreement, dated as of February 26, 2003, as amended by and among Wild Oats Markets, Inc., the lenders identified therein and Wells Fargo Bank National Association, as administrative agent. (17)

10.36**

Waiver, dated March 31, 2005, to the Second Amended and Restated Credit Agreement, dated as of February 26, 2003, as amended by and among Wild Oats Markets, Inc., the lenders identified therein and Wells Fargo Bank National Association, as administrative agent. (17)

10.37**

Second Amended and Restated Credit Agreement dated as of February 26, 2003, among Registrant, the lenders named therein and Wells Fargo Bank National Association, as Administrative Agent. Portions have been omitted pursuant to a request for confidential treatment. (11)

10.38**

Joinder Agreement dated as of December 12, 2003, among Bank of America, N.A., to the Second Amended and Restated Credit Agreement among Registrant, the lenders named therein and Wells Fargo Bank National Association, Registrant and Wells Fargo. (12)

10.39**

First Amendment to Second Amended and Restated Credit Agreement, dated as of May 21, 2004, by and among Wild oats Markets, Inc., the lenders identified therein and Wells Fargo Bank National Association, as administrative agent. (13)

10.40**

Second Amendment to Second Amended and Restated Credit Agreement, dated as of August 3, 2004, by and among Wild Oats Markets, Inc., the lenders identified therein and Wells Fargo Bank National Association, as administrative agent. (14)

10.41**

Third Amendment to Second Amended and Restated Credit Agreement, dated as of November 4, 2004, by and among Wild Oats Markets, Inc., the lenders identified therein and Wells Fargo Bank National Association, as administrative agent. Portions have been omitted pursuant to a request for confidential treatment. (15)

10.42**

Agreement for Distribution of Product between Wild Oats Markets, Inc. and United Natural Foods, Inc. dated January 9, 2004. Portions have been omitted pursuant to a request for confidential treatment. (12)

	10.43**	Memorandum of Understanding between Tree of Life, Inc. and Wild Oats Markets, Inc. dated November 19, 2003. Portions have been omitted pursuant to a request for confidential treatment. (12)
	10.44**	Amended Certificate of Designations of Series A Junior Participating Preferred Stock of Wild Oats Markets, Inc. (13)
10.45**

Indenture, dated as of June 1, 2004, between Wild Oats Markets, Inc. and U.S. Bank National Association, as Trustee, and Form of 3.25% Senior Convertible Debenture due 2034 of Wild Oats Markets, Inc. (15)

	10.46**	Registration Rights Agreement, dated as of June 1, 2004, between Wild Oats Markets, Inc. and J. P. Morgan Securities Inc., as representative of the initial purchasers of the debentures. (15)
	10.47**	Form of Restricted Stock Unit Agreement used to evidence Restricted Stock Units granted under the Wild Oats Markets, Inc. 1996 Equity Incentive Plan. (16)
	21.1**	List of subsidiaries. (12)
	23.1+	Consent of Ernst & Young LLP.
	23.2	Consent of PricewaterhouseCoopers LLP.
	31.1+	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) under the Securities Exchange Act of 1934, as amended.
	31.2+	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) under the Securities Exchange Act of 1934, as amended.
	32.1+	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
	32.2+	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

#	Management Compensation Plan.
**	Previously filed.
+	Included herewith.
(1)	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 28, 1996 (File No. 0-21577).
(2)	Incorporated by reference from the Registrant’s Amendment No. 2 to the Registration Statement on Form S-3 filed with the Commission on November 10, 1999 (File No. 333-88011).
(3)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-11261) filed on August 30, 1996.
(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-66347) filed on October 30, 1998.
(5)	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 29, 2001 (File No. 0-21577), filed on March 27, 2002.
(6)	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 1, 2000 (File No. 0-21577).
(7)	Incorporated by reference from the Registrant’s Form 10-Q for the period ended March 31, 2001 (File No. 0-21577).
(8)	Incorporated by reference from the Registrant’s Form 10-Q for the period ended June 30, 2001 (File No. 0-21577).
(9)	Incorporated by reference from the Registrant’s Form 10-Q for the period ended June 29, 2002 (File No. 0-21577).
(10)	Incorporated by reference from the Registrant’s Form 8-K filed on May 5, 1998 (File No. 0-21577).
(11)	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 28, 2002 (File No. 0-21577).
(12)	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 27, 2003 (File No. 0-21577).
(13)	Incorporated by reference from the Registrant’s report dated May 25, 2004 on Form 8-K (File No. 0-21577).
(14)	Incorporated by reference from the Registrant’s Form 10-Q for the period ended June 26, 2004 (File No. 0-21577).
(15)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on August 20, 2004 (File No. 333-18406).
(16)	Incorporated by reference from the Registrant’s Form 10-Q for the period ended September 25, 2004 (File No. 0-21577).
(17)	Incorporated by reference from the Registrant’s Form 10-Q for the period ended April 2, 2005 (File No. 0-21577).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wild Oats Markets, Inc.
(Registrant)

Date: February 28, 2006	By: /s/ Robert B. Dimond
Robert B. Dimond
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Perry D. Odak	Chief Executive Officer,	February 28, 2006
President and Director
(Principal Executive Officer)

/s/ Robert B. Dimond	Chief Financial Officer	February 28, 2006
(Principal Financial and Accounting Officer)

/s/ Robert G. Miller	Chairman	February 28, 2006

/s/ Stacey J. Bell	Director	February 28, 2006

/s/ David M. Chamberlain	Director	February 28, 2006

/s/ Brian K. Devine	Director	February 28, 2006

/s/ David J. Gallitano	Director	February 28, 2006

/s/ Mark A. Retzloff	Director	February 28, 2006

/s/ John A. Shields	Director	February 28, 2006