Form 10-K/A
period 2005-12-31
WILD OATS MARKETS INC
filed 2006-03-09
CIK 909990

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).  Yes          (   )          No        ( X )

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant based on the closing price at which such stock was sold as reported by NASDAQ National Market on July 1, 2005 was approximately $162,254,139. For purposes of this calculation, executive officers, directors and 5% or greater stockholders are deemed to be affiliates of the registrant.

As of February 20, 2006, the registrant had outstanding 28,443,272 shares of common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on May 2, 2006, have been incorporated by reference into Part III of this report.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, originally filed with the Securities and Exchange Commission on March 1, 2006, amends the cover page to include the check box relating to "whether the registrant is a shell company," and to modify the certifications set forth in Exhibit numbers 31.1 and 31.2 to conform to the form required by Item 601(b)(31)(i) of Regulation S-K. This Amendment No. 1 does not change any information contained in other items as originally filed on March 1, 2006. This Amendment No. 1 does not reflect events that have occurred after the original filing on Form 10-K.

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

Wild Oats Markets, Inc.
(Registrant)

Date: March 7, 2006	By: /s/ Robert B. Dimond
Robert B. Dimond
Chief Financial Officer
(Principal Financial and Accounting Officer)