Form 10-Q
period 2006-04-01
WILD OATS MARKETS INC
filed 2006-05-11
CIK 909990

TABLE OF CONTENTS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission file number 0-21577

WILD OATS MARKETS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1100630
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
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

    Yes         ( X )           No       (   )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

    Large Accelerated Filer      (   )         Accelerated Filer      (X )          Non-Accelerated Filer      (   )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).

    Yes          (   )         No       ( X )

As of April 28, 2006, there were 28,860,572 shares outstanding of the registrant's common stock (par value $0.001 per share).

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

WILD OATS MARKETS, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	April 1, 2006	December 31, 2005
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$ 39,110	$ 35,250
Short-term investments	21,406	14,522
Inventories (net of reserves of $991 and $960, respectively)	65,700	63,056
Accounts receivable (net of allowance for doubtful accounts of $159 and $190, respectively)	3,291	4,006
Prepaid expenses and other current assets	6,764	5,962

Total current assets	136,271	122,796

Property and equipment, net	177,919	178,867
Goodwill, net	105,124	105,124
Other intangible assets, net	6,016	6,122
Deposits and other assets	5,640	5,897
Deferred tax asset, net	64	64

	$ 431,034	$ 418,870

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 59,581	$ 56,078
Book overdraft	22,590	23,351
Accrued liabilities	54,635	53,354
Current portion of debt, capital leases and financing obligations	606	614

Total current liabilities	137,412	133,397

Long-term debt, capital leases and financing obligations	148,064	148,181
Other long-term obligations	28,262	27,750

	313,738	309,328

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 60,000,000 shares authorized, 31,506,925 and 31,036,834 shares issued; and 28,881,202 and 29,059,034 shares outstanding, respectively	31	31
Treasury stock, at cost: 2,656,330 and 1,977,800 shares as of April 1, 2006 and December 31, 2005	(37,138)	(24,999)
Additional paid-in capital	231,650	226,645
Note receivable, related party	-	(12,051)
Accumulated deficit	(78,439)	(81,324)
Accumulated other comprehensive income	1,192	1,240

Total stockholders’ equity	117,296	109,542

	$ 431,034	$ 418,870

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts) (unaudited)

	THREE MONTHS ENDED

	April 1, 2006	April 2, 2005

Sales	$298,357	$278,079
Cost of goods sold and occupancy costs	206,985	197,823

Gross profit	91,372	80,256
Operating expenses:
Direct store expenses	69,833	65,368
Selling, general and administrative expenses	13,965	10,043
Loss (gain) on disposal of assets	90	(9)
Pre-opening expenses	1,459	1,917
Restructuring and asset impairment charges, net	1,670	1,551

Income from operations	4,355	1,386
Loss on early extinguishment of debt	-	(559)
Interest income	589	324
Interest expense	(1,854)	(2,167)

Income (loss) before income taxes	3,090	(1,016)
Income tax expense	205	135

Net income (loss)	$ 2,885	$ (1,151)

Net income (loss) per common share:
Basic	$ 0.10	$ (0.04)
Diluted	$ 0.10	$ (0.04)

Weighted-average common shares outstanding, basic	28,970	28,554
Dilutive effect of stock options, restricted stock and restricted stock units	572	-

Weighted-average common shares outstanding, assuming dilution	29,542	28,554

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands) (unaudited)

	THREE MONTHS ENDED

	April 1, 2006	April 2, 2005

Net income (loss)	$ 2,885	$ (1,151)

Other comprehensive loss:
Foreign currency translation adjustments	(44)	(57)
Unrealized loss on available-for-sale securities	(4)	(30)

Other comprehensive loss	(48)	(87)

Comprehensive income (loss)	$ 2,837	$ (1,238)

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	THREE MONTHS ENDED

	April 1, 2006	April 2, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 2,885	$ (1,151)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,687	6,735
Loss (gain) on disposal of property and equipment	90	(9)
Deferred tax benefit	-	(2)
Restructuring and asset impairment expense, net	1,670	1,551
Interest on related party receivable	(88)	(156)
Stock-based compensation	778	104
Accretion of debt issuance costs	156	259
Loss on early extinguishment of debt	-	559
Change in assets and liabilities:
Inventories, net	(2,651)	(646)
Receivables, net, and other assets	15	456
Accounts payable	3,506	856
Accrued liabilities and other liabilities	133	(21)

Net cash provided by operating activities	13,181	8,535

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,759)	(6,171)
Purchase of short-term investments	(21,410)	-
Proceeds from sale of short-term investments	14,522	9,645
Proceeds from sale of property and equipment	24	17

Net cash (used in) provided by investing activities	(12,623)	3,491

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in book overdraft	(760)	(1,991)
Repayments on notes payable, long-term debt and capital leases	(125)	(117)
Proceeds from issuance of common stock, net	4,227	634

Net cash provided by (used in) financing activities	3,342	(1,474)

Effect of exchange rate changes on cash	(40)	(60)

Net increase in cash and cash equivalents	3,860	10,492
Cash and cash equivalents at beginning of period	35,250	30,671

Cash and cash equivalents at end of period	$ 39,110	$ 41,163

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired through capital lease	$ -	$ 262

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.

Notes to Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with United States generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission’s ("SEC") rules and regulations. In the opinion of the Company, all adjustments necessary to present fairly the financial position at April 1, 2006 and results of operations and cash flows for all periods presented have been made. The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company's 2005 Annual Report on Form 10-K as filed with the SEC. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures of contingent assets and liabilities. Examples include accounting for self-insurance reserves, stock-based compensation, restructuring charges and store closing costs, asset impairment charges, goodwill, inventory valuation, and contingencies. Actual results may differ from these estimates. The results of operations for the three months ended April 1, 2006 are not necessarily indicative of the operating results to be expected for any subsequent quarter or for the entire fiscal year ending December 30, 2006.

The unaudited information included in the consolidated financial statements for the three months ended April 1, 2006 and April 2, 2005 include the results of operations of the Company for the 13 weeks then ended.

Principles of consolidation. The Company’s consolidated financial statements include the amounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Inventories. Store inventories are valued principally at the lower of cost or market, with cost primarily determined under the retail method on a first in first out ("FIFO") basis. FIFO cost is determined using the retail method for approximately 80% of inventories and using the item cost method for highly perishable products representing approximately 20% of inventories. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various categories of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates, including shrinkage, which could impact the ending inventory valuation at cost as well as the resulting gross margins. Certain other highly perishable inventories are valued primarily at the lower of cost or market on a specific item basis, with cost determined on a FIFO basis.

Reclassifications. Certain prior period information has been reclassified to conform to the current year presentation. This includes a reclassification of the Company’s 2005 results of operations to more accurately reflect Selling, General and Administrative expenses and Direct Store expenses. For the quarter ended April 2, 2005, approximately $5.0 million was reclassified from Selling, General and Administrative expenses to Direct Store expenses in order to reflect regional store support services more appropriately.

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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R") and related interpretations, using the Black-Scholes valuation model and the modified prospective application. Accordingly, the financial statements for periods prior to January 1, 2006, will not include compensation cost calculated under the fair value method of SFAS No. 123R. SFAS No. 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards.

Stock-based compensation expense recognized under SFAS No. 123R in the Consolidated Statement of Operations for the three months ended April 1, 2006 was $778,000. For the period ended April 1, 2006, there was no income tax benefit recognized in the Consolidated Statement of Operations for stock-based compensation arrangements. The estimated fair value of the Company’s stock-based awards, less estimated forfeitures, is amortized over the awards’ expected life on a straight-line basis. The stock-based compensation expense for the three months ended April 1, 2006 included $103,000 related to restricted stock units ("RSUs") that were issued as Board of Directors’ compensation that would have been included in the Company’s Consolidated Statements of Operations under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

The Employee Stock Purchase Plan ("ESPP") was modified in response to the adoption of SFAS No. 123R. Beginning in the first quarter of 2006, the discount on the price of the shares was reduced to 5% and will be applied to the price of shares on the date in which the buy period closes each quarter.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123R to its stock option plans for the three months ended April 2, 2005:

THREE MONTHS ENDED

April 2, 2005

Net loss, as reported	$ (1,151)

Add: Stock-based employee compensation expense included in reported net income (loss), net of tax*
76

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax*
(965)

Pro forma net loss:	$ (2,040)

Basic earnings per share:

As reported
$ (0.04)

Pro forma fair value expense, net of income taxes
$ (0.03)

Pro forma basic loss per share	$ (0.07)

Diluted earnings per share:

As reported
$ (0.04)

Pro forma fair value expense, net of income taxes
$ (0.03)

Pro forma diluted loss per share	$ (0.07)

* Amounts are net of a pro-forma tax rate which is not necessarily indicative of our effective tax rate for the respective periods.

At April 1, 2006, the Company had five stock-based compensation plans: the 1996 Equity Incentive Plan ("1996 Plan"), the 2001 Non-Officer/Non-Director Equity Incentive Plan ("2001 Plan"), and three individual nonqualified stock option plans. The 1996 Plan provides for grant of incentive stock option to employees (including officers and employee-directors) and nonqualified stock options, restricted stock and restricted stock units ("RSUs") and stock bonuses to employees, directors and consultants. The 2001 Plan provides for the grant of nonqualified stock options to employees of the Company who are not officers or directors. The individual stock option plans were created during 2001, 2005 and 2006 as inducements to certain executives to accept offers of employment with the Company. For all five stock-based compensation plans, the exercise price of the options is determined by the Board of Directors, provided that the exercise price for an incentive stock option cannot be less than 100% of the fair market value of the common stock on the grant date and the exercise price for a nonqualified stock option cannot be less than 85% of the fair market value of the common stock on the grant date. The outstanding options for all five plans generally vest over a period of four years and generally expire 10 years from the grant date.

For all of the Company’s stock-based compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and expected life. Expected volatilities utilized in the model are based on the historical volatility of the Company’s stock price. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. The expected life of the fiscal 2006 grants is derived from historical information and other factors. The following summary presents the weighted-average assumptions used for grants issued in fiscal 2006 and fiscal 2005:

	THREE MONTHS ENDED

	April 1, 2006	April 2, 2005

Estimated dividends	None	None
Expected volatility	56%	73%
Risk-free interest rate	4.34% - 4.63%	4.09%
Expected life (years)	4.0	3.9
Weighted-average fair value per share	$5.31	$3.52

The following summary presents information regarding outstanding stock options as of April 1, 2006 and changes during the three months then ended with regard to options under the Plans:

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

			(in years)	(in thousands)
Outstanding as of December 31, 2005	2,570,199	$ 10.19
Granted	108,000	$ 12.61
Cancellations and expirations	(35,326)	$ 10.54
Exercised	(428,684)	$ 8.98

Outstanding as of April 1, 2006	2,214,189	$ 10.54	5.48	$ 21,895

Exercisable as of April 1, 2006	1,756,265	$ 10.73	5.53	$ 17,078

The aggregate instrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $20.33 at March 31, 2006, which would have been received by award holders had all award holders exercised their options that were in-the-money as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was approximately 1.7 million. The aggregate intrinsic value of awards exercised during the three months ended April 1, 2006 was $3.9 million.

In February 2006, the Company granted restricted stock awards under the 1996 Plan. The restricted stock awards granted under the 1996 Plan vest on the passage of time. The Company records compensation expense ratably over the vesting period equal to the number of shares multiplied by the closing price of the Company’s common stock on the date of grant less an estimated forfeiture rate. The Compensation Committee and the Board of Directors approved this grant of restricted stock awards in February 2006. The Company recorded compensation expense related to these restricted stock awards totaling $545,000 during the first quarter, 2006.

A summary of the status of the Company’s nonvested options to buy shares as of April 1, 2006, and changes during the quarter then ended is presented below:

	Number of shares	Weighted-Average Grant-Date Fair Value

Nonvested at December 31, 2006	406,086	$ 4.30
Granted	108,000	$ 5.95
Vested	(34,935)	$ 3.34
Forfeited	(21,227)	$ 5.01

Nonvested at April 1, 2006	457,924	$ 4.73

As of April 1, 2006, the total unrecorded deferred stock-based compensation balance for unvested shares, net of expected forfeitures, was $1.6 million which is expected to be amortized over a weighted-average period of 1.4 years.

Cash received from option exercises was $3.9 million and $162,000 for the three months ended April 1, 2006 and April 2, 2005, respectively. For periods subsequent to the adoption of SFAS No. 123R, the Company presents excess tax benefits from the exercise of stock options, if any, in the Consolidated Statement of Cash Flows as a financing cash inflow and as a corresponding reduction in operating cash flow.

4.	Property and Equipment

Property, plant and equipment are recorded at cost and consist of the following (in thousands):

	April 1, 2006	December 31, 2005

Machinery and equipment	$ 141,553	$ 140,171
Buildings and leasehold improvements	168,320	167,265
Construction in progress	13,613	10,784

	323,486	318,220
Less: accumulated depreciation	(145,567)	(139,353)

Property and equipment, net	$ 177,919	$ 178,867

Depreciation expense was $6.6 million for both three month periods ended April 1, 2006 and April 2, 2005.

5.	Debt

Contingent convertible senior debentures. In June 2004, the Company issued $115.0 million aggregate principal amount of its 3.25% Convertible Senior Debentures due May 15, 2034 in a private placement. The debentures bear regular interest at the annual rate of 3.25%, payable semiannually on May 15 and November 15 of each year until May 15, 2011, after which date, no regular interest will be due. Commencing May 20, 2011 and ending November 14, 2011, and for any six-month period thereafter, contingent interest will be due and payable in the amount of 0.25% of the average trading price of the debentures during a specified period, if the average trading price of the debentures equals or exceeds 125% of the principal amount of the debentures. Refer to Note 7 – Earnings per Share for the potentially dilutive impact of the convertible debentures on future periods.

During the second quarter of 2005, the Company made an irrevocable election to pay the principal amount of debentures in cash upon conversion, however, the Company retains the ability to satisfy the remainder of any conversion payment, exceeding the debenture defined principal, in cash or any combination of cash and common stock. According to their terms, the debentures are callable and convertible into the Company's common stock prior to maturity at the option of the holders under the following circumstances: (1) during any calendar quarter commencing after June 30, 2004 and before March 31, 2029, if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the conversion price of $17.70 per share for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the proceeding calendar quarter; (2) at any time on or after April 1, 2029 if the last reported sale price of the Company’s common stock on any date on or after March 31, 2029 is greater than or equal to 130% of the conversion price; (3) subject to certain limitations, during the five business-day period after any five consecutive trading-day period in which the trading price per debenture for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of the Company's common stock; (4) if the Company calls the debentures for redemption; (5) upon the occurrence of certain corporate transactions; or (6) if the Company requests a credit rating for the debentures, at any time when the credit ratings assigned to the debentures are below specified levels. While a credit rating has been issued for the debentures, the rating was not requested by the Company, but initiated by the rating agency. Therefore, a change in the current rating will not trigger a call provision. The debentures are initially convertible into 56.5099 shares of the Company's common stock per $1,000 principal amount, which is equivalent to approximately $17.70 per share, for total initial underlying shares of 6,498,639. The conversion rate will be subject to adjustment upon the occurrence of specified events. Pursuant to the underwriting agreement and within 90 days of issuance, the Company filed a shelf registration statement covering resales of the debentures and the common stock issuable upon conversion thereof. The registration statement was declared effective August 26, 2005.

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

There are no financial covenants within the debenture indenture, however, the Company paid penalty interest of 0.25% for the first 90 days of 2005 and paid 0.50% thereafter until the debentures were publicly registered on August 26, 2005. In 2005, the Company paid $305,102 in additional interest to debenture holders due to not having an effective registration statement within the specified timeframe.

In 2004, total proceeds from the issuance of the debentures were $115.2 million. The Company used $25.0 million of the net proceeds to repurchase 1,977,800 outstanding shares of its common stock, $31.2 million to pay the outstanding balance on its credit facility, and approximately $3.7 million to pay related debt issuance costs.

Credit facility. On March 31, 2005, the Company entered into a five-year revolving secured credit facility with Bank of America, N.A. (the "B of A Facility"). Concurrent with the execution of the B of A Facility, the Company terminated its existing $95.0 million credit facility (the "Wells Facility") with Wells Fargo Bank N.A. as administrative agent. The B of A Facility allows borrowings and letters of credit up to a maximum of $40.0 million, with an option to increase borrowings up to $100.0 million, subject to a borrowing base determined by the value of certain inventory, credit card receivables, invested cash and, at the Company’s discretion, mortgaged leaseholds. The B of A Facility is secured by certain assets including, but not limited to, cash, inventory and fixed assets. Borrowings under the B of A Facility bear interest, at the Company’s election, at the prime rate or at London Interbank Offering Rate ("LIBOR") plus a margin ranging from 1.00% to 1.50%, depending on the excess borrowing availability over amounts borrowed. Interest rates are determined quarterly. The Company is charged a commitment fee on the unused portion of the B of A Facility. There are no financial covenants, other than the obligation to maintain a certain percentage of minimum excess availability (as defined in the agreement) at all times. The B of A Facility requires compliance on a monthly basis with certain non-financial covenants, including limitations on incurring additional indebtedness and making investments, the use and disposition of collateral, changes of control, as well as cash management provisions. In conjunction with the debt refinancing, the Company wrote off approximately $559,000 related to the remaining unamortized debt issuance cost from the Wells Facility and capitalized debt issuance costs of approximately $331,000 through December 31, 2005 to be amortized over the life of the agreement using the effective interest method. No additional issuance costs have been capitalized in 2006. As of April 1, 2006, the Company had letters of credit outstanding totaling $14.5 million which reduce our availability to approximately $25.5 million.

6.	Derivatives and Hedging Activities

The Company does not have any derivative financial instruments as of April 1, 2006 that meet the criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

7.	Earnings Per Share

Earnings per share are calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, except where the effect of their inclusion would be anti-dilutive. Anti-dilutive stock options of 423,806 and 2,382,570 for the three months ended April 1, 2006 and April 2, 2005, respectively, were not included in the diluted earnings per share calculations.

The Emerging Issues Task Force ("the Task Force") of the FASB concluded in Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share that contingently convertible debt should be included in diluted earnings per share computations using the if-converted method regardless of whether any of the conversion contingencies have been met. During the second quarter of 2005, the Company irrevocably elected to satisfy 100% of the principal amount of the debentures in cash to be converted on or after July 1, 2005. The Company maintains the right to satisfy the remainder of the conversion obligation to the extent it exceeds the principal amount in cash or common stock or any combination of cash and common stock. In calculating diluted earnings per share for the three months ending April 1, 2006, no shares related to the debentures conversion have been included as the effect would have been anti-dilutive.

8.	Goodwill and Intangible Assets

During the first quarter of fiscal 2006, the Company concluded goodwill was not impaired and no other changes in the carrying amount of goodwill were recorded. During the first quarter of fiscal 2005, $960,000 goodwill, net of accumulated amortization, was written off resulting in an ending net balance of $105.1 million. See Note 9 – Restructuring and Asset Impairment Charges for further details.

Other intangible assets consist of the following (in thousands):

	April 1, 2006	December 31, 2005

Leasehold interests	$ 8,374	$ 8,374
Less accumulated amortization	(2,665)	(2,576)

Leasehold interests, net	5,709	5,798
Liquor licenses (indefinite lived)	307	324

	$ 6,016	$ 6,122

Amortization expense related to finite lived intangible assets was $90,000 and $103,000 for the three months ended April 1, 2006 and April 2, 2005, respectively. The estimated amortization of finite lived intangible assets for the remainder of 2006 and each of the fiscal years through 2011 is as follows (in thousands):

FISCAL YEAR	AMORTIZATION EXPENSE

Remainder of 2006	$ 268
2007	358
2008	358
2009	358
2010	358
2011	352

9.	Restructuring and Asset Impairment Charges

During the first quarter of fiscal 2006, the Company recorded net restructuring charges of $1.7 million consisting of the following components (in thousands):

Change in estimate related to lease-related liabilities for sites previously identified for closure	$ 66
Lease-related liability for sites closed during the quarter	1,362
Severance for employees terminated during the first quarter of fiscal 2006	114
Accretion expense on lease-related liabilities	128

Total restructuring expense	$ 1,670

Details of the significant components are as follows:

  Changes in estimate related to lease-related liabilities for sites previously identified for closure ($66,000 of restructuring expense) - During the first quarter of fiscal 2006, the Company accrued additional amounts for closed locations in Florida, Tennessee, and California. Based on these changes in facts and circumstances and the related change in estimate, the Company adjusted remaining lease-related liabilities previously recorded for these locations and recognized the additional restructuring expense during the first quarter of fiscal 2006.

  Lease-related liability for sites closed during the first quarter ($1.4 million of restructuring expense) - During the first quarter of 2006, the Company closed one store in Portland, Oregon and one store in Fort Lauderdale, Florida.

  Severance for employees notified of termination in the first quarter of fiscal 2006 ($114,000 of restructuring expense) - During the first quarter of 2006, 70 employees were notified of their involuntary termination in connection with the closure of two stores; one store in Portland, Oregon, and one store in Fort Lauderdale, Florida. As of April 1, 2006, $105,000 in benefits had been paid to terminated employees.

  Accretion expense on lease-related liabilties ($128,000 of restructuring expense) - During the first quarter, the Company accrued accretion expense on reserves for lease-related liabilities that were calculated using the net present value of the minimum lease payments (net of sublease income).

During the first quarter of 2006, there were no asset impairment charges in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In determining whether an impairment exists, the Company estimates the store’s future cash flows on an undiscounted basis, and if the cash flows are not sufficient to recover the carrying value, then the Company uses a discounted cash flow based on a risk-adjusted discount rate, to adjust its carrying value of the assets, and records a provision for impairment as appropriate. The Company continually re-evaluates its stores’ performance to monitor the carrying value of its long-lived assets in comparison to projected cash flows.

The Company incurred charges for accelerated depreciation related to planned store closures of $52,000 and $393,000 for the three months ended April 1, 2006 and April 2, 2005, respectively. These costs are included in the "Cost of goods sold and occupancy costs" line of the Consolidated Statements of Operations.

The following table summarizes accruals related to the Company’s restructuring charges (in thousands):

EXIT PLANS	2002 and Prior	2003	2004	2005	1st Qtr 2006	Total

Balance at
January 1, 2005:	$ 6,665	$ -	$ 762	$ -	$ -	$ 7,427

Severance expense	-	-	-	134	-	134
Lease-related expense	(315)	539	(76)	1,355	-	1,503

Cash paid:
Severance	-	-	(167)	(159)	-	(326)
Lease-related liabilities	(1,539)	(132)	(324)	(720)	-	(2,715)

Provision adjustments	731	-	92	573	-	1,396

Balance at
December 31, 2005:	$ 5,542	$ 407	$ 287	$ 1,183	$ -	$ 7,419

Severance expense	-	-	-	-	114	114
Lease-related expense	164	21	-	9	1,362	1,556

Cash paid:
Severance	-	-	-	-	(105)	(105)
Lease-related liabilities	(347)	(31)	-	(177)	(47)	(602)

Provision adjustments	20	-	-	-	8	28

Balance at
April 1, 2006:	$ 5,379(1)	$ 397(1)	$ 287(2)	$ 1,015(1)	$ 1,332(3)	$ 8,410

Note:	1. The restructuring accrual balance consists of lease-related liabilities.
2. The restructuring accrual balance consists of lease-related liabilities and $6 for employee termination.
3. The restructuring accrual balance consists of lease-related liabilities and $9 for employee termination.

As of April 1, 2006, the Company’s restructuring balances consist of $2.5 million in accrued liabilities and other long-term obligations of $5.9 million.

10.	Income Taxes

For the three months ended April 1, 2006, the Company recorded $205,000 of income tax expense, as a result of income before income taxes of $3.1 million during the period. The tax expense relates to income generated by the Company’s Canadian operations. The Company has a $64,000 net deferred tax asset, which was generated primarily as a result of temporary differences related to its Canadian operations. The Company performs assessments of the realization of its net deferred tax assets according to SFAS No. 109, Accounting for Income Taxes. As a result of these assessments, the Company concluded at January 1, 2005, that it should place a full valuation allowance against its US net deferred tax asset. The Company has assessed its valuation allowance during the current quarter and continues to record a full valuation allowance against its US net deferred tax asset.

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

The Odak Agreement, as amended, provides for the payment of the existing $9.2 million supplemental bonus in the event of Mr. Odak's death or disability, as defined in the Odak Agreement, while employed by the Company, and for payment of a bonus of approximately $1.6 million: (i) in the event Mr. Odak terminates his employment for "good reason", as defined in the Odak Agreement, or (ii) in the event Mr. Odak is terminated without "Cause", as defined in the Odak Agreement. The Company has acquired an insurance policy for the benefit of the Company to cover Mr. Odak's death or disability in the approximate amount of the supplemental bonus.

In March 2001, Mr. Odak purchased 1,332,649 shares of Common Stock for $6.969 per share for an aggregate purchase price of $9.3 million. Mr. Odak paid $13,326 in cash and executed a full recourse, five-year promissory note for the balance of $9,273,905 to the Company, with interest accruing at 5.5% per annum, compounding semiannually. On February 19, 2006, pursuant to the termination of the five-year promissory note, Mr. Odak sold 678,530 shares of Common Stock for $17.89 per share to the Company. The Company repurchased the shares for $12,138,902, effectively relieving all debt owed by Mr. Odak and reducing the number of shares outstanding by 678,530. The repurchased shares are reflected as treasury shares in the Company’s consolidated balance sheet.

Other. Mark A. Retzloff is a current member of the Company’s Board of Directors, and sits on its Real Estate Committee. Mr. Retzloff is Chief Organic Officer of Aurora Organic Dairy, which derives 6% of its total revenues from sales of organic milk to the Company under the Company’s private label brand. Stacey J. Bell, a current member of the Company’s Board of Directors, is an indirect employee of Ideasphere, Inc., which sells vitamins and supplements to the Company. Total purchases from these vendors were $1.0 million for both three month periods ended April 1, 2006 and April 2, 2005. A majority of these purchases are made primarily through the Company’s primary distributor, UNFI and therefore are indirect in nature. These costs are all for inventory and the related cost of goods sold. As of the fiscal quarters ending April 1, 2006 and April 2, 2005, amounts owed to these vendors were $53,000 and $106,000, respectively.

12.	Contingencies

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

Wild Oats Markets, Inc. is one of the largest natural foods supermarket chains in North America. As of the date of this report, we operated 113 natural foods stores in 24 states and British Columbia, Canada. We operate in the retail grocery industry with two store formats: the natural foods supermarket format, under the Wild Oats Natural Marketplace(R)  name nationwide and the Capers Community Market(R)  name in Canada; and the farmers market format, under the Henry’s Farmers Market(R)  name in southern California and Phoenix, Arizona, and the Sun Harvest™ name in Texas. Both formats emphasize natural and organic products with a wide selection of products in a full-service environment. The formats share a core demographic customer profile. We manage support services provided to the stores centrally from our Boulder, Colorado headquarters. All of our stores in the United States, regardless of format, purchase from the same primary distributor based on centralized negotiations, merchandising and marketing strategies. Our Riverside, California distribution center ("DC") supplies produce, private label groceries, and selected other items for the majority of our stores west of the Mississippi River. We continue to identify additional procurement opportunities to maximize efficiencies of the DC.

In 2006, we continued to improve our gross margins over last quarter attributable to the continued success of our marketing and merchandising initiatives. Through the date of this report, our two new store openings set records for the strongest grand opening sales in the Company’s history by their respective format. We have also closed two smaller, older, under-performing stores.

As of the end of the first quarter of fiscal 2006, we had 112 stores located in 24 states and Canada, as compared to 110 stores located in 24 states and Canada at the end of the first quarter of fiscal 2005.

	TOTAL STORE COUNT
	THREE MONTHS ENDED

	April 1, 2006	April 2, 2005

Store count at beginning of period	113	108
Stores opened	1	4
Stores closed	(2)	(2)

Store count at end of period	112	110

In the first quarter of fiscal 2006, we opened one new Henry’s Farmers Market store in Carlsbad, California. As of the date of this report, we have also opened a new Wild Oats Natural Marketplace store in Tampa, Florida.

Results of Operations

Our net income for the first quarter of fiscal 2006 was $2.9 million or $0.10 per diluted share, compared with a net loss of $1.2 million or $0.04 per diluted share, in the same period in fiscal 2005. The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of sales and in dollars (in thousands – percentages may not add due to rounding):

	THREE MONTHS ENDED
	April 1, 2006		April 2, 2005

Sales	$ 298,357	100.0%	$ 278,079	100.0%
Cost of goods sold and occupancy costs	206,985	69.4%	197,823	71.1%

Gross profit	91,372	30.6%	80,256	28.9%
Direct store expenses	69,833	23.4%	65,368	23.5%
Selling, general and administrative expenses	13,965	4.7%	10,043	3.6%
Loss (gain) on disposal of assets	90	0.0%	(9)	0.0%
Pre-opening expenses	1,459	0.5%	1,917	0.7%
Restructuring and asset impairment charges, net	1,670	0.6%	1,551	0.6%

Income from operations	4,355	1.5%	1,386	0.5%

Loss on early extinguishment of debt	-	0.0%	(559)	(0.2)%
Interest income	589	0.2%	324	0.1%
Interest expense	(1,854)	(0.6)%	(2,167)	(0.8)%

Income (loss) before income taxes	3,090	1.0%	(1,016)	(0.4)%
Income tax expense	205	0.0%	135	0.0%

Net income (loss)	$ 2,885	1.0%	$ (1,151)	(0.4)%

First Quarter of 2006 vs. First Quarter of 2005

Sales

	April 1, 2006	April 2, 2005	% Change 2005 to 2006

For the three months ended (in thousands):	$298,357	$278,079	7.3%

Sales for the three months ended April 1, 2006 increased 7.3% as compared to the same period in fiscal 2005. This increase was primarily driven by positive comparable sales and a greater number of stores in our store base compared to 2005. Total square feet of open stores increased 2.4% over the first quarter of 2005, as the first fiscal quarter 2006 ended with 2.56 million total square feet as compared to 2.50 million total square feet in the first fiscal quarter of 2005. Comparable store sales increased 4.1% for the first quarter of 2006 as compared to a 0.4% decrease in the same period last year due to the continued success of our promotional plans and marketing and merchandising initiatives implemented during 2005. We also experienced a shift in Easter holiday sales, which occurred in the first quarter of last year compared to the second quarter of this year.

Gross profit

	April 1, 2006	April 2, 2005	% Change 2005 to 2006

For the three months ended (in thousands):	$91,372	$80,256	13.9%
As a percent of sales:	30.6%	28.9%	1.7%

Gross profit consists of sales less cost of goods sold and store occupancy costs. Occupancy costs include store related depreciation, rent and utilities. As a percentage of sales, gross profit increased to 30.6% in the first quarter of fiscal 2006 from 28.9% in the same period in fiscal 2005. Approximately 80 basis points of this improvement was due to opening only one new store during the first quarter of 2006 compared to four new stores in the first quarter of 2005. Traditionally, the gross margins of new stores are lower due to higher shrink and heavy promotional activity. The remaining increase was due to a shift in the overall product sales mix to departments with higher gross margin rates.

Direct store expenses

	April 1, 2006	April 2, 2005	% Change 2005 to 2006

For the three months ended (in thousands):	$69,833	$65,368	6.8%
As a percent of sales:	23.4%	23.5%	(0.1)%

Direct store expenses include the following: payroll, payroll taxes and benefits, marketing and advertising, regional store support services, store supplies and maintenance, and other store-specific costs. As a percentage of sales, direct store expenses decreased to 23.4% in the fiscal quarter ended April 1, 2006, from 23.5% in the same period last year. The improvement is due to leveraging payroll and the related taxes.

Selling, general and administrative expenses

	April 1, 2006	April 2, 2005	% Change 2005 to 2006

For the three months ended (in thousands):	$13,965	$10,043	39.1%
As a percent of sales:	4.7%	3.6%	1.1%

Selling, general and administrative expenses include corporate administrative support services and purchasing. Selling, general and administrative expenses for the quarter ended April 1, 2006 increased 1.1% as a percentage of sales compared to the same period in fiscal 2005. Selling, general and administrative expenses in the first quarter of 2006 were higher as a percentage of sales compared to the same period in 2005 primarily due to an increase in accrued corporate and regional level bonuses, legal and professional fees, and the impact of expensing stock compensation resulting from the implementation of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R")..

Pre-opening expenses

	April 1, 2006	April 2, 2005	% Change 2005 to 2006

For the three months ended (in thousands):	$1,459	$1,917	(23.9)%
As a percent of sales:	0.5%	0.7%	(0.2)%

Pre-opening expenses include labor, rent, advertising, utilities, training, supplies and certain other costs incurred prior to a store’s opening. Pre-opening expenses for the first quarter of fiscal 2006 decreased to $1.5 million compared to $1.9 million during the same period in fiscal 2005, due to the timing of the opening of new stores, in addition to the costs related to future planned store openings.

Restructuring and asset impairment charges, net

During the first quarter of fiscal 2006, the Company recorded net restructuring charges of $1.7 million consisting of the following components (in thousands):

Change in estimate related to lease-related liabilities for sites previously identified for closure	$ 66
Lease-related liability for sites closed during the quarter	1,362
Severance for employees terminated during the first quarter of fiscal 2006	114
Accretion expense on lease-related liabilities	128

Total restructuring expense	$ 1,670

Details of the significant components are as follows:

  Changes in estimate related to lease-related liabilities for sites previously identified for closure ($66,000 of restructuring expense) - During the first quarter of fiscal 2006, the Company accrued additional amounts for closed stores in Florida, Tennessee and California. Based on these changes in facts and circumstances and the related change in estimate, the Company adjusted remaining lease-related liabilities previously recorded for these locations and recognized the additional restructuring expense during the first quarter of fiscal 2006.

  Lease-related liability for sites closed during the first quarter ($1.4 million of restructuring expense) - During the first quarter of 2006, the Company closed one store in Portland, Oregon and one store in Fort Lauderdale, Florida.

  Severance for employees notified of termination in the first quarter of fiscal 2006 ($114,000 of restructuring expense) - During the first quarter of 2006, 70 employees were notified of their involuntary termination in connection with the closure of two stores; one store in Portland, Oregon, and one store in Fort Lauderdale, Florida. As of April 1, 2006, $105,000 in benefits had been paid to terminated employees.

  Accretion expense on lease-related liabilties ($128,000 of restructuring expense) - During the first quarter, the Company accrued accretion expense on reserves for lease-related liabilities that were calculated using the net present value of the minimum lease payments (net of sublease income).

During the first quarter of 2006, there were no asset impairment charges in accordance with the provisions of SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets. In determining whether an impairment exists, the Company estimates the store’s future cash flows on an undiscounted basis, and if the cash flows are not sufficient to recover the carrying value, then the Company uses a discounted cash flow based on a risk-adjusted discount rate, to adjust its carrying value of the assets, and records a provision for impairment as appropriate. The Company continually re-evaluates its stores’ performance to monitor the carrying value of its long-lived assets in comparison to projected cash flows.

Interest income

	April 1, 2006	April 2, 2005	% Change 2005 to 2006

For the three months ended (in thousands):	$589	$324	81.8%
As a percent of sales:	0.2%	0.1%	0.1%

Interest income was $589,000 for the first quarter ended April 1, 2006 compared to $324,000 for the fiscal quarter ended April 2, 2005. This is due to a combination of an increase in the average balance of cash invested and the increase in our rate of return on our invested cash.

Interest expense

	April 1, 2006	April 2, 2005	% Change 2005 to 2006

For the three months ended (in thousands):	$1,854	$2,167	(14.4)%
As a percent of sales:	0.6%	0.8%	(0.2)%

Interest expense for the fiscal quarter ended April 1, 2006 decreased to $1.9 million from $2.2 million in the same period in fiscal 2005. The decrease is attributable to elimination of penalty interest on our debentures in 2006 as compared to 2005 due to the effective filing of our registration statement in August 2005. In addition, we have lower fees and interest rates as a result of a change in our bank credit facility.

Income tax expense

	April 1, 2006	April 2, 2005	% Change 2005 to 2006

For the three months ended (in thousands):	$205	$135	51.9%
As a percent of sales:	0.0%	0.0%	0.0%
Effective tax rate for the three months ended:	6.6%	(13.3%)	19.9%

For the quarter ended April 1, 2006, we recorded $205,000 of income tax expense, as a result of taxable foreign income during the period. The tax benefit resulting from the loss in previous years on domestic operations has been fully offset by the tax valuation allowance that was established at fiscal 2004 year end. The Company has determined that any expected federal or state income tax expense for the current quarter and fiscal year, except as described above, will be expected to be fully offset by deferred tax assets that are currently subject to a 100% valuation allowance.

Earnings before interest, taxes, depreciation and amortization, loss on early extinguishment of debt, loss (gain) on asset disposals, net, restructuring and asset impairment charges (income), net, and stock-based compensation expense, as adjusted ("EBITDA, as adjusted")

	April 1, 2006	April 2, 2005	% Change 2005 to 2006

For the three months ended (in thousands):	$13,580	$9,767	39.0%
As a percent of sales:	4.6%	3.5%	1.1%

We believe that the reconciliation of earnings before interest, taxes, depreciation and amortization ("EBITDA") and EBITDA, as adjusted, provides meaningful non GAAP financial measures to help management and investors understand and compare business trends among different reporting periods on a consistent basis, independently of regularly reported non-cash charges and infrequent or unusual events as determined by management. Readers are cautioned not to view EBITDA or EBITDA, as adjusted, as an alternative to GAAP results or as being comparable to results reported or forecasted by other companies, and should refer to the reconciliation of GAAP net income (loss) results to EBITDA and EBITDA, as adjusted, for the first three months of 2006 and 2005, respectively. For an explanation and reconciliation of EBITDA, and EBITDA, as adjusted, see Non GAAP Financial Information.

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

Net cash generated by operating activities increased by $4.6 million to $13.2 million during the first three months of fiscal 2006, as compared to $8.5 million during the same period in fiscal 2005. This increase is due primarily to an increase in net income of $4.0 million and a non-cash increase in stock-based compensation expense of $674,000 due to the implementation of SFAS No. 123R.

Net cash used in investing activities was $12.6 million during the first three months of fiscal 2006 as compared to $3.5 million of cash provided by investing activities during the same period in fiscal 2005. The $16.1 million reduction is mainly due to the net purchase of short-term investments during the first quarter of 2006 versus the sale of short-term investments in the first quarter of 2005.

Net cash provided by financing activities of $3.3 million during the first three months of 2006 was $4.8 million more than the $1.5 million of cash used in financing activities during the same period in fiscal 2005. The change in cash flows from financing activities is the result of an increase of $3.6 million in proceeds from the issuances of common stock due to option exercises and a $1.2 million decrease in book overdraft.

EBITDA. EBITDA was $11.0 million for the three month period ended April 1, 2006, as compared to $7.6 million for the three months ended April 2, 2005. The increase in EBITDA is primarily attributable to the increase in gross margin as well as the Company’s ability to leverage higher sales against expenses. For an explanation and reconciliation of EBITDA, see Non GAAP Financial Information.

Contingent convertible senior debentures. In June 2004, we issued $115.0 million aggregate principal amount of our 3.25% Convertible Senior Debentures due May 15, 2034 in a private placement. The debentures bear regular interest at the annual rate of 3.25%, payable semiannually on May 15 and November 15 of each year until May 15, 2011, after which date, no regular interest will be due. Commencing May 20, 2011 and ending November 14, 2011, and for any six-month period thereafter, contingent interest will be due and payable in the amount of 0.25% of the average trading price of the debentures during a specified period, if the average trading price of the debentures equals or exceeds 125% of the principal amount of the debentures.

During the second quarter of 2005, we made an irrevocable election to pay the principal amount of debentures in cash upon conversion; however, the Company retains the ability to satisfy the remainder of any conversion payment, exceeding the debenture defined principal, in cash or any combination of cash and common stock. According to their terms, the debentures are callable and convertible into our common stock prior to maturity at the option of the holders under the following circumstances: (1) during any calendar quarter commencing after June 30, 2004 and before March 31, 2029, if the last reported sale price of our common stock is greater than or equal to 130% of the conversion price of $17.70 per share for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the proceeding calendar quarter; (2) at any time on or after April 1, 2029 if the last reported sale price of our common stock on any date on or after March 31, 2029 is greater than or equal to 130% of the conversion price; (3) subject to certain limitations, during the five business-day period after any five consecutive trading-day period in which the trading price per debenture for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of our common stock; (4) if we call the debentures for redemption; (5) upon the occurrence of certain corporate transactions; or (6) if we request a credit rating for the debentures, at any time when the credit ratings assigned to the debentures are below specified levels. While a credit rating has been issued for the debentures, the rating was not requested by us, but initiated by the ratings agency. Therefore, a change in the current rating will not trigger a call provision. The debentures are initially convertible into 56.5099 shares of our common stock per $1,000 principal amount, which is equivalent to approximately $17.70 per share, for total initial underlying shares of 6,498,639. The conversion rate will be subject to adjustment upon the occurrence of specified events. Pursuant to the underwriting agreement and within 90 days of issuance, we filed a shelf registration statement covering resales of the debentures and the common stock issuable upon conversion thereof. The registration statement was declared effective August 26, 2005.

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

There are no financial covenants within the debenture indenture, however, we paid penalty interest of 0.25% for the first 90 days of 2005 and paid 0.50% thereafter until the debentures were publicly registered on August 26, 2005. During 2005, the Company paid $305,102 in additional interest to debenture holders due to not having an effective registration statement within the specified timeframe.

In 2004, total proceeds from the issuance of the debentures were $115.2 million. We used $25.0 million of the net proceeds to repurchase 1,977,800 outstanding shares of its common stock, $31.2 million to pay the outstanding balance on its credit facility, and approximately $3.7 million to pay related debt issuance costs.

Credit facility. On March 31, 2005, we entered into a five-year revolving secured credit facility with Bank of America, N.A. ("B of A Facility"). Concurrent with the execution of the B of A Facility, we terminated our existing $95 million credit facility with Wells Fargo Bank N.A. as administrative agent. The B of A Facility allows borrowings and letters of credit up to a maximum of $40.0 million, with an option to increase borrowings up to $100.0 million, subject to a borrowing base determined by the value of certain inventory, credit card receivables, invested cash and, at our discretion, mortgaged leaseholds. The B of A Facility is secured by certain of our assets including, but not limited to, cash, inventory and fixed assets. Borrowings under the B of A Facility bear interest, at our election, at the prime rate or at London Interbank Offering Rate ("LIBOR") plus a margin ranging from 1.00% to 1.50%, depending on the excess borrowing availability over amounts borrowed. Interest rates are determined quarterly. We are charged a commitment fee on the unused portion of the B of A Facility. There are no financial covenants, other than the obligation to maintain a certain percentage of minimum excess availability (as defined in the agreement) at all times. The B of A Facility requires compliance on a monthly basis with certain non-financial covenants, including limitations on incurring additional indebtedness and making investments, the use and disposition of collateral, changes of control, as well as cash management provisions. We expect that we will be in compliance with all covenants. We further expect that our cash requirements will be generated from operations and borrowings under the new credit facility. As of April 1, 2006, the Company had letters of credit outstanding totaling $14.5 million, which reduces are availability to approximately $25.5 million.

As of April 1, 2006, we had no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees, except as disclosed in the notes to the consolidated financial statements. As of April 1, 2006, we had a working capital deficit of $1.1 million, a decrease of $9.5 million over the quarter ended April 2, 2005.

Capital expenditures. We spent approximately $5.8 million during the three months ended April 1, 2006 for new store construction, remodels and other capital expenditures. Our average capital expenditures to open a leased store, including leasehold improvements, equipment and fixtures, has ranged from approximately $2.0 million to $5.0 million historically, excluding inventory costs and initial operating losses. We anticipate that the average capital expenditures to open a natural foods supermarket format store will be $2.5 million to $3.5 million in the future, on a turnkey lease basis. Under turnkey leases, the landlord constructs the building to our specifications, up to a cost cap per foot, and installs equipment we purchase. Average capital expenditures for non turnkey leases are expected between $5.0 million and $6.5 million. Our average capital expenditures to open a farmers’ market format store are estimated at $2.0 million to $2.5 million in the future. Delays in opening new stores may result in increased capital expenditures and increased pre-opening costs for the site, as well as lower than planned sales for the Company.

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
    Self-insurance reserves, and
    Tax valuation allowances
    Stock-based compensation expense

We believe the following critical accounting policies affect our most significant judgments and estimates used in the preparation of our consolidated financial statements. Due to the implementation of SFAS 123R, we identified a new critical accounting policy related to stock-based compensation, which is listed below. There have been no changes in the application of the Company’s other critical accounting policies and estimates in 2006:

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

A 2.0% increase in our sales growth assumption utilized in the cash flow projection would have resulted in no stores identified for impairment and no related asset impairment charges. A 2.0% decrease in our sales growth assumption would have resulted in the impairment of two stores held for use and approximately $2.7 million of additional asset impairment charges.

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

In calculating the lease related liabilities, we apply a discount rate to the estimation of our remaining lease obligations. By decreasing the discount rate by 2.0%, we determined that our first quarter lease related restructuring expense would have increased by approximately $52,000. An increase of 2.0% in the discount rate would have decreased the first quarter lease related restructuring expense by $48,000.

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

Relative to the above, a hypothetical increase of 1.0% to our cost-to-retail ratio would result in a decrease of approximately $887,000 to our inventory valuation. Conversely, a hypothetical decrease of 1.0% would result in an increase of approximately $887,000 to our inventory balance as of the end of first quarter, 2006. With regards to our allowance for inventory, an increase or decrease of 1.0% would cause our allowance to fluctuate by about $667,000.

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

When we are able to show a profitable trend and have generated cumulative income for a reasonable period, we will re-evaluate the need for a valuation allowance using all factors available to us at that time.

Stock-based compensation expense. Effective January 1, 2006, we adopted the provisions of SFAS No. 123R and related interpretations, using the Black-Scholes valuation model and the modified prospective application. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense on a straight-line basis over the awards’ vesting period. Determining the fair value of stock-based awards at grant date requires judgment, including estimating the amount of stock-based awards expected to be forfeited. If actual results differ significantly from these estimates, our results of operations could be materially impacted. These estimates are outlined in Note 3 – Stock-Based Compensation.

Cautionary Statement Regarding Forward-Looking Statements

This Report on Form 10-K contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks. Such forward-looking statements include statements as to the number of stores we plan to open or relocate in future periods and the anticipated performance of such stores; the impact of competition; the sufficiency of funds to satisfy our cash requirements through the remainder of fiscal 2006; the impact of changes resulting from our merchandising and marketing programs; our ability to benefit from past supply chain modifications; expected pre-opening expenses and capital expenditures; and other statements containing words such as "believes," "anticipates," "estimates," "expects," "may," "intends" and words of similar import or statements of management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause differences in results of operations include, but are not limited to, the timing and execution of new store openings, relocations, remodels and closures; new competitive impacts; changes in product supply or suppliers and supplier performance levels; changes in management information needs; changes in customer needs and expectations; changes in government regulations applicable to our business; changes in economic or business conditions in general or affecting the natural foods industry in particular; cost and stability of fuel and power sources; and competition for and the availability of sites for new stores. We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.

Non GAAP Financial Information

The following is a reconciliation of EBITDA and EBITDA, as adjusted, to net income (in thousands):

	THREE MONTHS ENDED

	April 1, 2006	April 2, 2005

Net income (loss)	$ 2,885	$ (1,151)
Interest expense, net of interest income	1,265	1,843
Income tax expense (benefit)	205	135
Depreciation and amortization	6,687	6,735

EBITDA	11,042	7,562
Loss on early extinguishment of debt	-	559
Loss (gain) on asset disposals, net	90	(9)
Stock-based compensation expense	778	104
Restructuring and asset impairment charges, net	1,670	1,551

EBITDA, as adjusted	$ 13,580	$ 9,767

EBITDA, as a percentage of sales	3.7%	2.7%
EBITDA, as adjusted, as a percentage of sales	4.6%	3.5%

EBITDA and EBITDA, as adjusted, are measures used by management to measure operating performance.  EBITDA is defined as net income plus interest, taxes, depreciation, and amortization.  EBITDA, as adjusted, excludes certain non-cash charges and other items that management does not utilize in assessing operating performance or for purposes of corporate and regional level bonuses.  The items included in the reconciliation from EBITDA to EBITDA, as adjusted, are either (a) non-cash items (e.g. asset impairments and stock-based compensation expense) or (b) items that management does not consider to be relevant to assessing operating performance (e.g. restructuring, gain/loss on sale of assets, net).  Due to the implementation of SFAS 123R during the first quarter of 2006 using the modified prospective application, the financial statements for periods prior to January 1, 2006, will not include compensation cost calculated under the fair value method. Regarding the non-cash items, management believes that investors can better assess operating performance if the measures are presented without such items.  In the case of the items that management does not consider relevant to assessing operating performance, management believes that investors can better assess ongoing operating performance if the measures are presented without these items because their financial impact has no continuing relevance to our ongoing business.  The above table reconciles net income to EBITDA and EBITDA, as adjusted.    Management believes that EBITDA and EBITDA, as adjusted, are useful to investors because securities analysts, lenders and other interested parties frequently utilize them to evaluate our peer companies and us. Neither EBITDA nor EBITDA, as adjusted, are recognized terms under GAAP and do not purport to be an alternative to net income as an indicator of operating performance or any other GAAP measure.  Not all companies utilize identical calculations, therefore, the presentation of EBITDA and EBITDA, as adjusted, may not be comparable to other identically titled measures of other companies.  In addition, EBITDA and EBITDA, as adjusted, are not intended to be measures of free cash flow for management’s discretionary use since they do not consider certain cash requirements, such as interest payments, tax payments and capital expenditures.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of April 1, 2006. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of April 1, 2006, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 1, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

There have not been any material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents receipt by the Company of its common stock for the quarter ended April 1, 2006:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
02/19/06	678,530 (1)	$17.89 (2)	None (3)	Not Applicable (3)

______________________

(1)

Shares of registered Common Stock received by the Company in accordance with the terms of and in full satisfaction of the principal and accrued interest on a promissory note ("Note") from Perry Odak, the Company’s President and Chief Executive Officer.

(2)

The terms of the Note provided for the acceptance of shares in payment of amounts due under the Note, with the number of shares required for payment determined by the closing price per share on NASDAQ National Market.

(3)	The Company did not purchase the shares though a publicly announced plan or program.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

3(ii).1+	Amended and Restated By-Laws of the Registrant, as amended
10.1#+	Employment Agreement dated January 5, 2006 between Samuel M. Martin and Registrant.
10.2#+	Samuel M. Martin Equity Incentive Plan
10.3#+	Severance Agreement dated January 12, 2006 between Samuel M. Martin and Registrant.
10.4#+	Form of Restricted Stock Agreement granted under the 1996 Equity Incentive Plan
10.5#**	2006 Equity Incentive Plan (1)
10.6#+	Form of Restricted Stock Agreement granted under the 2006 Equity Incentive Plan
10.7#+	Form of Incentive Stock Option Agreement granted under the 2006 Equity Incentive Plan
10.8#+	Form of Non-Qualified Stock Option Agreement granted under the 2006 Equity Incentive Plan
10.9#+	Form of Non-Qualified Stock Option Agreement for Directors granted under the 2006 Equity Incentive Plan
10.10#+	Form of Restricted Stock Unit Agreement granted under the 2006 Equity Incentive Plan
10.11#+	Form of Restricted Stock Unit Agreement for Directors granted under the 2006 Equity Incentive Plan
31.1+	CEO Certification under Section 302 of Sarbanes-Oxley Act of 2002
31.2+	CFO Certification under Section 302 of Sarbanes-Oxley Act of 2002
32.1+	CEO Certification under Section 906 of Sarbanes-Oxley Act of 2002
32.2+	CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002

# Management Compensation Plan.
** Previously filed.
+ Included herewith.
(1) Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on May 11, 2006 (File No. 333-134003).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, County of Boulder, State of Colorado, on the 11th day of May 2006.

Wild Oats Markets, Inc.
(Registrant)

By: /s/ Robert B. Dimond
Robert B. Dimond
Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)