Form 10-Q
period 2006-07-01
WILD OATS MARKETS INC
filed 2006-08-10
CIK 909990

TABLE OF CONTENTS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 1, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission file number 0-21577

WILD OATS MARKETS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1100630
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
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

    Yes          (   )         No       ( X )

As of July 28, 2006, there were 29,462,616 shares outstanding of the registrant's common stock (par value $0.001 per share).

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

WILD OATS MARKETS, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	July 1, 2006	December 31, 2005

	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$ 39,620	$ 35,250
Short-term investments	27,100	14,522
Inventories (net of reserves of $1,050 and $960, respectively)	69,111	63,056
Accounts receivable (net of allowance for doubtful accounts of $145 and $190, respectively)	5,028	4,006
Prepaid expenses and other current assets	6,425	5,962

Total current assets	147,284	122,796

Property and equipment, net	180,958	178,867
Goodwill, net	105,124	105,124
Other intangible assets, net	5,925	6,122
Deposits and other assets	5,621	5,897
Deferred tax asset, net	67	64

	$ 444,979	$ 418,870

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 59,693	$ 56,078
Book overdraft	25,208	23,351
Accrued liabilities	53,697	53,354
Current portion of debt, capital leases and financing obligations	599	614

Total current liabilities	139,197	133,397

Long-term debt, capital leases and financing obligations	147,935	148,181
Other long-term obligations	29,835	27,750

	316,967	309,328

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 60,000,000 shares authorized, 32,098,165 and 31,036,834 shares issued; and 29,443,918 and 29,059,034 shares outstanding, respectively	32	31
Treasury stock, at cost: 2,659,263 and 1,977,800 shares as of July 1, 2006 and December 31, 2005	(37,181)	(24,999)
Additional paid-in capital	237,012	226,645
Note receivable, related party	-	(12,051)
Accumulated deficit	(73,569)	(81,324)
Accumulated other comprehensive income	1,718	1,240

Total stockholders’ equity	128,012	109,542

	$ 444,979	$ 418,870

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts) (unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

Sales	$ 296,561	$ 284,608	$ 594,918	$ 562,687
Cost of goods sold and occupancy costs	206,876	202,049	413,861	399,872

Gross profit	89,685	82,559	181,057	162,815
Operating expenses:
Direct store expenses	69,939	66,512	139,772	131,880
Selling, general and administrative expenses	12,328	11,413	26,293	21,456
Loss on disposal of assets	77	53	167	44
Pre-opening expenses	792	780	2,251	2,697
Restructuring and asset impairment charges, net	295	909	1,965	2,460

Income from operations	6,254	2,892	10,609	4,278

Loss on early extinguishment of debt	-	-	-	(559)
Interest income	699	361	1,288	685
Interest expense	(1,836)	(2,144)	(3,690)	(4,311)

Income before income taxes	5,117	1,109	8,207	93
Income tax expense	247	187	452	322

Net income (loss)	$ 4,870	$ 922	$ 7,755	$ (229)

Net earnings (loss) per common share:
Basic	$0.17	$ 0.03	$0.27	$ (0.01)
Diluted	$0.16	$ 0.03	$0.26	$ (0.01)

Weighted-average common shares outstanding, basic	29,236	28,667	29,115	28,622
Dilutive effect of stock options and restricted stock units	730	518	829	-

Weighted-average common shares outstanding, assuming dilution	29,966	29,185	29,944	28,622

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands) (unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

Net income (loss)	$ 4,870	$ 922	$ 7,755	$ (229)
Other comprehensive income (loss):
Foreign currency translation adjustments	526	(198)	481	(255)
Unrealized gain (loss) on available-for-sale securities	-	2	(3)	(28)

Other comprehensive income (loss)	526	(196)	478	(283)

Comprehensive income (loss)	$ 5,396	$ 726	$ 8,233	$ (512)

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	SIX MONTHS ENDED

	July 1, 2006	July 2, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 7,755	$ (229)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,057	13,117
Loss on disposal of property and equipment	187	44
Deferred tax expense	-	134
Restructuring and asset impairment expense, net	1,965	2,460
Interest on related party receivable	(88)	(314)
Stock-based compensation	1,289	244
Accretion of debt issuance costs	312	259
Loss on early extinguishment of debt	-	559
Change in assets and liabilities:
Inventories, net	(5,992)	(3,565)
Receivables, net, and other assets	(1,513)	345
Accounts payable	3,562	3,411
Accrued liabilities and other liabilities	496	(1,728)

Net cash provided by operating activities	21,030	14,737

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,059)	(11,978)
Purchase of short-term investments	(71,830)	-
Proceeds from sale of short-term investments	59,249	11,116
Proceeds from sale of property and equipment	16	26
Net cash used in investing activities	(27,624)	(836)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in book overdraft	1,857	(2,351)
Repayments on notes payable, long-term debt and capital leases	(261)	(183)
Proceeds from issuance of common stock, net	9,079	1,548
Purchase of treasury stock	(43)	-

Net cash provided by (used in) financing activities	10,632	(986)

Effect of exchange rate changes on cash	332	(168)

Net increase in cash and cash equivalents	4,370	12,747
Cash and cash equivalents at beginning of period	35,250	30,671

Cash and cash equivalents at end of period	$ 39,620	$ 43,418

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired through capital lease	$ -	$ 262

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.

Notes to Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with United States generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission’s ("SEC") rules and regulations. In the opinion of the Company, all adjustments necessary to present fairly the financial position at July 1, 2006 and results of operations and cash flows for all periods presented have been made. The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company's 2005 Annual Report on Form 10-K as filed with the SEC. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures of contingent assets and liabilities. Examples include accounting for self-insurance reserves, stock-based compensation, restructuring charges and store closing costs, asset impairment charges, goodwill, inventory valuation, and contingencies. Actual results may differ from these estimates. The results of operations for the three and six months ended July 1, 2006 are not necessarily indicative of the operating results to be expected for any subsequent quarter or for the entire fiscal year ending December 30, 2006.

The unaudited information included in the consolidated financial statements for the three and six months ended July 1, 2006 and July 2, 2005 includes the results of operations of the Company for the 13 and 26 weeks then ended.

Principles of consolidation. The Company’s consolidated financial statements include the amounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Inventories. Store inventories are valued principally at the lower of cost or market, with cost primarily determined under the retail method on a first in first out ("FIFO") basis. FIFO cost is determined using the retail inventory method for approximately 80% of inventories and using the item cost method for highly perishable products representing approximately 20% of inventories. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various categories of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates, including shrinkage, which could impact the ending inventory valuation at cost as well as the resulting gross margins. Certain other highly perishable inventories are valued primarily at the lower of cost or market on a specific item basis, with cost determined on a FIFO basis.

Reclassifications. Certain prior period information has been reclassified to conform to the current year presentation. This includes a reclassification of the Company’s 2005 results of operations to more accurately reflect Selling, General and Administrative expenses and Direct Store expenses. For the three and six months ended July 2, 2005, approximately $5.8 million and $10.8 million, respectively, was reclassified from Selling, General and Administrative expenses to Direct Store expenses in order to reflect regional store support services more appropriately.

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

Stock-based compensation expense recognized under SFAS No. 123R in the Consolidated Statement of Operations for the three and six months ended July 1, 2006 was $511,000 and $1.3 million, respectively. The stock-based compensation expense for the three and six months ended July 1, 2006 included $97,000 and $200,000, respectively, related to restricted stock units ("RSUs") that were issued as Board of Directors’ compensation that would have been included in the Company’s Consolidated Statements of Operations under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations. For the three and six month periods ended July 1, 2006, there were no income tax benefits recognized in the Consolidated Statement of Operations for stock-based compensation arrangements. Basic and diluted earnings per share for the three and six month periods ended July 1, 2006 are $0.01 and $0.02, and $0.03 and $0.04 lower, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25. The estimated fair value of the Company’s stock-based awards, less estimated forfeitures, is amortized over the awards’ expected life on a straight-line basis.

The Employee Stock Purchase Plan ("ESPP") was modified in response to the adoption of SFAS No. 123R. Beginning in the first quarter of 2006, the discount on the price of the shares was reduced to 5% and will be applied to the price of shares on the date in which the buy period closes each quarter.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123R to its stock option plans for the three and six months ended July 2, 2005:

	THREE MONTHS ENDED	SIX MONTHS ENDED

	July 2, 2005	July 2, 2005

Net income (loss), as reported	$ 922	$ (229)

Add: Stock-based employee compensation expense included in reported net income (loss), net of tax*
	70	146

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax*
	(145)	(1,110)

Pro forma net income (loss):	$ 847	$ (1,193)

Basic earnings (loss) per share:

As reported
	$ 0.03	$ (0.01)

Pro forma fair value expense, net of income taxes
	$ 0.00	$ (0.03)

Pro forma basic earnings (loss) per share	$ 0.03	$ (0.04)

Diluted earnings (loss) per share:

As reported
	$ 0.03	$ (0.01)

Pro forma fair value expense, net of income taxes
	$ 0.00	$ (0.03)

Pro forma diluted earnings (loss) per share	$ 0.03	$ (0.04)

* Amounts are net of a pro-forma tax rate which is not necessarily indicative of our effective tax rate for the respective periods.

At July 1, 2006, the Company had six stock-based compensation plans: the 1996 Equity Incentive Plan ("1996 Plan"), the 2001 Non-Officer/Non-Director Equity Incentive Plan ("2001 Plan"), the 2006 Equity Incentive Plan ("2006 Plan"), and three individual nonqualified stock option plans. The 1996 Plan provides for grant of incentive stock options to employees (including officers and employee-directors) and nonqualified stock options, restricted stock and restricted stock units ("RSUs") and stock bonuses to employees, directors and consultants. The 1996 Plan expired in May of 2006, however, there are still outstanding nonvested options that will continue to affect the Company’s stock-based compensation expense. The 2001 Plan provides for the grant of nonqualified stock options to employees of the Company who are not officers or directors. The 2006 Plan provides for the grant of stock options, restricted stock, RSUs, stock appreciation rights ("SARs"), stock-based and cash-based performance awards and stock bonuses to employees, directors and consultants. The individual stock option plans were created during 2001, 2005 and 2006 as inducements to certain executives to accept offers of employment with the Company. For all six stock-based compensation plans, the exercise price of the options is determined by the Board of Directors, provided that the exercise price for an incentive stock option cannot be less than 100% of the fair market value of the common stock on the grant date and the exercise price for a nonqualified stock option cannot be less than 85% of the fair market value of the common stock on the grant date. The outstanding options for all six plans generally vest over a period of four years and generally expire 10 years from the grant date.

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

	SIX MONTHS ENDED

	July 1, 2006	July 2, 2005

Estimated dividends	None	None
Expected volatility	55% - 56%	72%
Risk-free interest rate	4.34% - 4.98%	3.99%
Expected life (years)	4.0	4.2
Weighted-average fair value per share	$6.27	$4.48

The following summary presents information regarding outstanding stock options as of July 1, 2006 and changes during the six months then ended with regard to options under the Plans:

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

			(in years)	(in thousands)
Outstanding as of December 31, 2005	2,570,199	$ 10.19
Granted	120,500	$ 13.29
Cancellations and expirations	(67,133)	$ 10.00
Exercised	(947,972)	$ 9.00

Outstanding as of July 1, 2006	1,675,594	$ 11.10	6.22	$ 18,593

Exercisable as of July 1, 2006	1,280,893	$ 11.34	5.49	$ 14,523

The aggregate instrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $19.60 at June 30, 2006, which would have been received by award holders had all award holders exercised their options that were in-the-money as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was approximately 1.2 million. The aggregate intrinsic value of awards exercised during the six months ended July 1, 2006 was $8.1 million.

In February 2006, the Compensation Committee and the Board of Directors approved a grant of restricted stock awards under the 1996 Plan. The Company recorded compensation expense related to these restricted stock awards totaling $545,000 during the first quarter, 2006. A portion of the restricted stock awards granted under the 1996 Plan vested on the date of grant and the remainder vest on the passage of time. The Company records compensation expense ratably over the vesting period equal to the number of shares multiplied by the closing price of the Company’s common stock on the date of grant less an estimated forfeiture rate. During the second quarter, 2006, the Company incurred $93,000 related to the ratable expensing of the first quarter grant of restricted stock.

During the three months ended July 1, 2006, the Board of Directors approved a 2007 grant of performance based stock and option awards under the 2006 Plan. The Company recorded compensation expense based on the portion of future restricted stock that is estimated to be vested immediately on the 2007 grant date since the Company believes that the achievement of the performance targets stipulated in these option awards is probable. The total expense recorded during the second quarter ended July 1, 2006 was $184,000.

A summary of the status of the Company’s nonvested options to buy shares as of July 1, 2006, and changes during the six months then ended is presented below:

	Number of shares	Weighted-Average Grant-Date Fair Value

Nonvested at December 31, 2006	406,086	$ 4.30
Granted	120,500	$ 6.28
Vested	(86,104)	$ 4.20
Forfeited	(45,781)	$ 2.85

Nonvested at July 1, 2006	394,701	$ 5.09

As of July 1, 2006, the total unrecorded deferred stock-based compensation balance for nonvested shares, net of expected forfeitures, was $1.5 million which is expected to be amortized over a weighted-average period of 1.3 years.

Cash received from option exercises was $4.7 million and $8.6 million for the three and six months ended July 1, 2006, respectively, and $914,000 and $1.1 million for the three and six months ended July 2, 2005. For periods subsequent to the adoption of SFAS No. 123R, the Company presents excess tax benefits from the exercise of stock options, if any, in the Consolidated Statement of Cash Flows as a financing cash inflow and as a corresponding reduction in operating cash flow.

4.	Property and Equipment

Property, plant and equipment are recorded at cost and consist of the following (in thousands):

	July 1, 2006	December 31, 2005

Machinery and equipment	$ 146,132	$ 140,171
Buildings and leasehold improvements	170,916	167,265
Construction in progress	15,782	10,784

	332,830	318,220
Less: accumulated depreciation	(151,872)	(139,353)

Property and equipment, net	$ 180,958	$ 178,867

Depreciation expense was $6.3 million for the three months ended July 1, 2006 and July 2, 2005, and $12.9 million for the three and six months ended July 1, 2006 and July 2, 2005, respectively.

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

Credit facility. On March 31, 2005, the Company entered into a five-year revolving secured credit facility with Bank of America, N.A. (the "B of A Facility"). Concurrent with the execution of the B of A Facility, the Company terminated its existing $95.0 million credit facility (the "Wells Facility") with Wells Fargo Bank N.A. as administrative agent. The B of A Facility allows borrowings and letters of credit up to a maximum of $40.0 million, with an option to increase borrowings up to $100.0 million, subject to a borrowing base determined by the value of certain inventory, credit card receivables, invested cash and, at the Company’s discretion, mortgaged leaseholds. The B of A Facility is secured by certain assets including, but not limited to, cash, inventory and fixed assets. Borrowings under the B of A Facility bear interest, at the Company’s election, at the prime rate or at London Interbank Offering Rate ("LIBOR") plus a margin ranging from 1.00% to 1.50%, depending on the excess borrowing availability over amounts borrowed. Interest rates are determined quarterly. The Company is charged a commitment fee on the unused portion of the B of A Facility. There are no financial covenants, other than the obligation to maintain a certain percentage of minimum excess availability (as defined in the agreement) at all times. The B of A Facility requires compliance on a monthly basis with certain non-financial covenants, including limitations on incurring additional indebtedness and making investments, the use and disposition of collateral, changes of control, as well as cash management provisions. In conjunction with the debt refinancing, the Company wrote off approximately $559,000 related to the remaining unamortized debt issuance cost from the Wells Facility and capitalized debt issuance costs of approximately $331,000 through December 31, 2005 to be amortized over the life of the agreement using the effective interest method. As of July 1, 2006, the Company had letters of credit outstanding totaling $14.5 million which reduce our availability to approximately $25.5 million.

6.	Derivatives and Hedging Activities

The Company does not have any derivative financial instruments as of July 1, 2006 that meet the criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

7.	Earnings Per Share

Earnings per share are calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, except where the effect of their inclusion would be anti-dilutive. Anti-dilutive stock options of 154,479 and 994,948 for the three months ended July 1, 2006 and July 2, 2005, respectively, and 202,406 and 1,728,802 for the six months ended July 1, 2006 and July 2, 2005, respectively, were not included in the diluted earnings per share calculations.

The Emerging Issues Task Force ("the Task Force") of the Financial Accounting Standards Board ("FASB") concluded in Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share that contingently convertible debt should be included in diluted earnings per share computations using the if-converted method regardless of whether any of the conversion contingencies have been met. During the second quarter of 2005, the Company irrevocably elected to satisfy 100% of the principal amount of the debentures in cash to be converted on or after July 1, 2005. The Company maintains the right to satisfy the remainder of the conversion obligation to the extent it exceeds the principal amount in cash or common stock or any combination of cash and common stock. In calculating diluted earnings per share for the six months ending July 1, 2006, no shares related to the debentures conversion have been included as the effect would have been anti-dilutive.

8.	Goodwill and Intangible Assets

During the first and second quarters of fiscal 2006, no goodwill was recorded as a result of acquisitions, the Company concluded goodwill was not impaired and no other changes in the carrying amount of goodwill occurred. During the first quarter of fiscal 2005, the Company closed its remaining store in Eugene, Oregon and exited the market area. Associated goodwill of $960,000, net of accumulated amortization recorded prior to the adoption of FASB No. 142, Goodwill and Other Intangible Assets, was written off resulting in an ending net balance of $105.1 million.

Other intangible assets consist of the following (in thousands):

	July 1, 2006	December 31, 2005

Leasehold interests	$ 8,374	$ 8,374
Less accumulated amortization	(2,755)	(2,576)

Leasehold interests, net	5,619	5,798
Liquor licenses (indefinite lived)	306	324

	$ 5,925	$ 6,122

Amortization expense related to finite lived intangible assets was $89,000 and $93,000 for the three months ended July 1, 2006 and July 2, 2005, respectively, and $179,000 and $196,000 for the six months ended July 1, 2006 and July 2, 2005, respectively. The estimated amortization of finite lived intangible assets for the remainder of 2006 and each of the fiscal years through 2011 is as follows (in thousands):

FISCAL YEAR	AMORTIZATION EXPENSE

Remainder of 2006	$ 179
2007	358
2008	358
2009	358
2010	358
2011	352

9.	Restructuring and Asset Impairment Charges

During the second quarter of fiscal 2006, the Company recorded restructuring and asset impairment charges of $295,000 consisting of the following components (in thousands):

Change in estimate related to lease-related liabilities for sites previously identified for closure	$ 70
Severance for employees terminated during the second quarter of fiscal 2006	5
Accretion expense on lease-related liabilities	184
Asset impairment charges	36

Total restructuring and asset impairment expense	$ 295

Details of the significant components are as follows:

  Changes in estimate related to lease-related liabilities for sites previously identified for closure ($70,000 of restructuring expense) - During the second quarter of fiscal 2006, the Company accrued additional amounts for its closed store located in Florida. Based on changes in facts and circumstances and the related change in estimate, the Company adjusted remaining lease-related liabilities previously recorded for this location and recognized the additional restructuring expense during the second quarter of fiscal 2006.

  Severance for employees notified of termination in the second quarter of fiscal 2006 ($5,000 of restructuring expense) - During the second quarter of 2006, five employees were notified of their involuntary termination in connection with one store designated to be closed. As of July 1, 2006, no benefits had been paid to these terminated employees.

  Accretion expense on lease-related liabilties ($184,000 of restructuring expense) - During the second quarter, the Company accrued accretion expense on reserves for lease-related liabilities that were calculated using the net present value of the minimum lease payments (net of sublease income).

  Asset impairment charges ($36,000 of restructuring expense) – During the second quarter, management identified asset impairment charges of $36,000 for the net book value of assets to be disposed of from one store location designated to be closed.

During the second quarter of 2006, there were no asset impairment charges in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In determining whether an impairment exists, the Company estimates the store’s future cash flows on an undiscounted basis, and if the cash flows are not sufficient to recover the carrying value, then the Company uses a discounted cash flow based on a risk-adjusted discount rate, to adjust its carrying value of the assets, and records a provision for impairment as appropriate. The Company continually re-evaluates its stores’ performance to monitor the carrying value of its long-lived assets in comparison to projected cash flows.

For the six months ended July 1, 2006, the Company recorded net restructuring and asset impairment charges of $2.0 million consisting of the following components (in thousands):

Change in estimate related to lease-related liabilities for sites previously identified for closure	$ 136
Lease-related liability for sites closed during the year	1,362
Severance for employees terminated during the six months ended 2006	119
Accretion expense on lease-related liabilities	312
Asset impairment charges	36

Total restructuring and asset impairment expense	$ 1,965

Details of the significant components are as follows:

  Changes in estimate related to lease-related liabilities for sites previously identified for closure ($136,000 of restructuring expense) – For the six months ended July 1, 2006, the Company accrued additional amounts for closed locations in Florida, Tennessee, and California. Based on changes in facts and circumstances and the related change in estimate, the Company adjusted remaining lease-related liabilities previously recorded for these locations and recognized the additional restructuring expense during the first six months of fiscal 2006.

  Lease-related liability for sites closed year to date through July 1, 2006 ($1.4 million of restructuring expense) – For the six months ended July 1, 2006, the Company closed stores in Portland, Oregon, and Fort Lauderdale, Florida.

  Severance for employees notified of termination ($119,000 of restructuring expense) – For the six months ended July 1, 2006, 75 employees were notified of their involuntary termination in connection with the closure of two stores; one store in Portland, Oregon, one store in Fort Lauderdale, Florida, and a third store designated to be closed in Aurora, Colorado. As of July 1, 2006, $105,000 in benefits had been paid to terminated employees.

  Accretion expense on lease-related liabilties ($312,000 of restructuring expense) – During the first six months of 2006, the Company accrued accretion expense on reserves for lease-related liabilities that were calculated using the net present value of the minimum lease payments (net of sublease income).

  Asset impairment charges ($36,000 of restructuring expense) – During the first six months ended July 1, 2006, management identified asset impairment charges of $36,000 for the net book value of assets to be disposed of from one store location designated to be closed.

The Company incurred charges for accelerated depreciation related to planned store closures of $34,000 and $55,000 for the three months ended July 1, 2006 and July 2, 2005, respectively, and $86,000 and $448,000 for the six months ended July 1, 2006 and July 2, 2005, respectively. These costs are included in the "Cost of goods sold and occupancy costs" line of the Consolidated Statements of Operations.

The following table summarizes accruals related to the Company’s restructuring charges (in thousands):

	2002 and				1st Qtr	2nd Qtr
EXIT PLANS	Prior	2003	2004	2005	2006	2006	Total

Balance at
January 1, 2005:	$ 6,665	$ -	$ 762	$ -	$ -	$ -	$ 7,427

Severance expense	-	-	-	134	-	-	134
Lease-related expense	(315)	539	(76)	1,355	-	-	1,503

Cash paid:
Severance	-	-	(167)	(159)	-	-	(326)
Lease-related liabilities	(1,539)	(132)	(324)	(720)	-	-	(2,715)

Provision adjustments	731	-	92	573	-	-	1,396

Balance at
December 31, 2005:	$ 5,542	$ 407	$ 287	$ 1,183	$ -	$ -	$ 7,419

Severance expense	-	-	-	-	114	-	114
Lease-related expense	164	21	-	9	1,362	-	1,556

Cash paid:
Severance	-	-	-	-	(105)	-	(105)
Lease-related liabilities	(347)	(31)	-	(177)	(47)	-	(602)

Provision adjustments	20	-	-	-	8	-	28

Balance at
April 1, 2006:	$ 5,379	$ 397	$ 287	$ 1,015	$ 1,332	$ -	$ 8,410

Severance expense	-	-	-	-	-	5
Lease-related expense	176	10	-	21	47	-	254

Cash paid:
Severance	-	-	-	-	-	-	-
Lease-related liabilities	(318)	(20)	-	(197)	(81)	-	(616)

Provision adjustments	-	-	(7)	-	(8)	-	(15)

Balance at
July 1, 2006:	$ 5,237(1)	$ 387(1)	$ 280(1)	$ 839(1)	$ 1,290(2)	$ 5(3)	$ 8,038

Note:	1. The restructuring accrual balance consists of lease-related liabilities.
2. The restructuring accrual balance consists of lease-related liabilities and $12 for employee termination.
3. The restructuring accrual balance consists of lease-related liabilities and $5 for employee termination.

As of July 1, 2006, the Company’s restructuring balances consist of $2.5 million in accrued liabilities and other long-term obligations of $5.5 million.

10.	Income Taxes

For the six months ended July 1, 2006, the Company recorded $452,000 of income tax expense, as a result of income before income taxes of $8.2 million during the period. The tax expense relates to income generated by the Company’s Canadian operations. The Company has a $67,000 net deferred tax asset, which was generated primarily as a result of temporary differences related to its Canadian operations. The Company performs assessments of the realization of its net deferred tax assets according to SFAS No. 109 ("SFAS No. 109"), Accounting for Income Taxes. As a result of these assessments, the Company concluded at January 1, 2005, that it should place a full valuation allowance against its US net deferred tax asset. The Company has assessed its valuation allowance during the current quarter and continues to record a full valuation allowance against its US net deferred tax asset.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the possible impact implementing FIN No. 48 may have on its financial position and results of operations.

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

The Odak Employment Agreement, as amended, provides for the payment of the existing $9.2 million supplemental bonus in the event of Mr. Odak's death or disability, as defined in the Odak Employment Agreement, while employed by the Company, and for payment of a bonus of approximately $1.6 million: (i) in the event Mr. Odak terminates his employment for "good reason", as defined in the Odak Employment Agreement, or (ii) in the event Mr. Odak is terminated without "Cause", as defined in the Odak Employment Agreement. The Company has acquired an insurance policy for the benefit of the Company to cover Mr. Odak's death or disability in the approximate amount of the supplemental bonus.

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

On June 16, 2006, the Company and Mr. Odak entered into the Fifth Amendment to the Employment Agreement to extend the period during which a notice of non-renewal could be given under the Odak Employment Agreement, which continued on a year-to-year basis after expiration of the initial five year term in March 2006. With respect to the existing one-year term, the Company must provide to Mr. Odak notice of non-renewal of the Employment Agreement not later than August 15, 2006 (the period between June 19, 2006 and August 15, 2006 being referred to as the "Extended Notice Period"). The deadline for notice of non-renewal of the Employment Agreement for all years after March 19, 2007 remains unchanged. The Fifth Amendment also provides that Mr. Odak may terminate his employment with the Company for Good Reason (as defined in the Employment Agreement) if (a) the Company, in bad faith, fails to engage in negotiations regarding a new employment agreement or modifications to the Employment Agreement during the Extended Notice Period or (b) during the Extended Notice Period, the Company provides Mr. Odak with a notice of non-renewal of the Employment Agreement prior to August 14, 2006.

Other. Mark A. Retzloff was a member of the Company’s Board of Directors and sat on its Real Estate Committee until the expiration of his term as director at the Company’s Annual Meeting of Shareholders on May 3, 2006. As a result of Mr. Retzloff’s position as Chief Organic Officer of Aurora Organic Dairy, a vendor that derives 6% of its total revenues from sales of organic milk to the Company under the Company’s private label brand, the Company considered the organic milk transactions to include a related party relationship until Mr. Retzloff’s term as a director expired on May 3, 2006. Stacey J. Bell, a current member of the Company’s Board of Directors, is an indirect employee of Ideasphere, Inc., which sells vitamins and supplements to the Company. Total purchases from these vendors for the three and six months ended July 1, 2006 were $1.1 million and $2.1 million, and $1.2 million and $2.2 million for the same periods in 2005. A majority of these purchases are made primarily through the Company’s primary distributor, UNFI and are therefore indirect in nature. These costs are all for inventory and the related cost of goods sold. As of July 1, 2006 and July 2, 2005, amounts owed to these vendors were $175,000 and $70,000, respectively.

12.	Contingencies

Tim Auchterlonie, individually and on behalf of all others similarly situated and the general public, and Roes 1 to 1000 vs. Wild Oats Markets, Inc. and Does 1 through 100, is a suit brought in August 2004 in the Superior Court, County of Los Angeles, for payment of overtime and damages relating to alleged violations of the California Business and Professions Code by a former store director claiming that he should have been classified as an employee paid on an hourly basis, together with other related claims. In mid-2005, five additional named plaintiffs were added to the suit, and the trials of the original plaintiff and the new plaintiffs were bifurcated. The Company believes that all of the named plaintiffs were correctly classified as exempt employees based upon their job duties. The Company has settled with the original plaintiff, and the trial date has been vacated. A trial for the remaining plaintiffs has been set for third quarter 2006.

Ana Marie Hoeppner et al. v. Wild Oats Markets, Inc., Superior Court, County of Los Angeles, is a case filed by seven California plaintiffs involving parties and claims found in the Auchterlonie lawsuit disclosed above. The Company believes that it will prevail on the issue of improper classification as managerial employees. The lawsuit is in the initial discovery phase.

In June 2002 an administrative law judge ("ALJ") found against the Company in Wild Oats Markets, Inc. and Local 371, United Food & Commercial Workers, in certain unfair labor practice charges brought in connection with the opening of the Company’s store in Westport, Connecticut. In May 2005, the NLRB issued a Decision and Order, setting forth certain equitable, injunctive and monetary remedies to be undertaken by the Company, including payment of backpay less interim earnings, and offers of employment to certain former employees of a store that the Company sold in 2000 (the "Sold Store"). The Company agreed to reinstate one former employee and paid an immaterial amount to settle all claims related to the Sold Store.

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

In 2006, we continued to improve our gross margins over last year, which is the result of strengthening of our marketing and merchandising initiatives and improvements in supply chain efficiencies. Through the date of this report in 2006, all three of our new store openings this year set records for the highest grand opening sales in the Company’s history by their respective format. To date, we have also closed three smaller, older, under-performing stores.

As of the end of the second quarter of fiscal 2006, we had 113 stores located in 24 states and Canada, as compared to 111 stores located in 24 states and Canada at the end of the second quarter of fiscal 2005.

Results of Operations

Our net income for the three and six months ended July 1, 2006 was $4.9 million or $0.16 per diluted share and $7.8 million or $0.26 per diluted share, respectively, compared with net income of $922,000 or $0.03 per diluted share and a net loss of $229,000 or $0.01 per diluted share, in the same periods in fiscal 2005. The following tables set forth, for the periods indicated, certain selected income statement data expressed as a percentage of sales and in dollars (in thousands – percentages may not add due to rounding):

	THREE MONTHS ENDED

	July 1, 2006		July 2, 2005

Sales	$ 296,561	100.0%	$ 284,608	100.0%
Cost of goods sold and occupancy costs	206,876	69.8%	202,049	71.0%

Gross profit	89,685	30.2%	82,559	29.0%
Direct store expenses	69,939	23.6%	66,512	23.4%
Selling, general and administrative expenses	12,328	4.2%	11,413	4.0%
Loss on disposal of assets	77	0.0%	53	0.0%
Pre-opening expenses	792	0.3%	780	0.3%
Restructuring and asset impairment charges, net	295	0.1%	909	0.3%

Income from operations	6,254	2.1%	2,892	1.0%

Interest income	699	0.2%	361	0.1%
Interest expense	(1,836)	(0.6)%	(2,144)	(0.8)%

Income before income taxes	5,117	1.7%	1,109	0.4%
Income tax expense	247	0.1%	187	0.1%

Net income	$ 4,870	1.6%	$ 922	0.3%

	SIX MONTHS ENDED

	July 1, 2006		July 2, 2005

Sales	$ 594,918	100.0%	$ 562,687	100.0%
Cost of goods sold and occupancy costs	413,861	69.6%	399,872	71.1%
Gross profit	181,057	30.4%	162,815	28.9%
Direct store expenses	139,772	23.5%	131,880	23.4%
Selling, general and administrative expenses	26,293	4.4%	21,456	3.8%
Loss on disposal of assets	167	0.0%	44	0.0%
Pre-opening expenses	2,251	0.4%	2,697	0.5%
Restructuring and asset impairment charges, net	1,965	0.3%	2,460	0.4%

Income from operations	10,609	1.8%	4,278	0.8%

Loss on early extinguishment of debt	-	0.0%	(559)	(0.1)%
Interest income	1,288	0.2%	685	0.1%
Interest expense	(3,690)	(0.6)%	(4,311)	(0.8)%

Income before income taxes	8,207	1.4%	93	0.0%
Income tax expense	452	0.1%	322	0.1%

Net income (loss)	$ 7,755	1.3%	$ (229)	0.0%

Income Statement Analysis

Sales

	July 1, 2006	July 2, 2005	% Change 2005 to 2006

For the three months ended (in thousands):	$296,561	$284,608	4.2%
For the six months ended (in thousands):	$594,918	$562,687	5.7%

Sales for the three and six months ended July 1, 2006 increased 4.2% and 5.7%, respectively, as compared to the same periods in fiscal 2005. These increases were primarily driven by positive comparable sales and a greater number of stores in our store base compared to 2005. Total square feet of open stores increased 2.8% over the second quarter of 2005, as the second fiscal quarter 2006 ended with 2.60 million total square feet as compared to 2.53 million total square feet in the second fiscal quarter of 2005. Comparable store sales increased 1.3% for the second quarter of 2006 and 2.7% for the year to date period ended July 1, 2006 as compared to an increase of 5.4% and 2.5% in the same periods last year. Reduced comparable store sales in the second quarter of 2006 relative to last year is attributed to the short-term impact of new competition and a shift in timing for major promotional activity.

Gross profit

	July 1, 2006	July 2, 2005	% Change 2005 to 2006

For the three months ended (in thousands):	$89,685	$82,559	8.6%
As a percent of sales for the three months ended:	30.2%	29.0%	1.2%
For the six months ended (in thousands):	$181,057	$162,815	11.2%
As a percent of sales for the six months ended:	30.4%	28.9%	1.5%

Gross profit consists of sales less cost of goods sold and store occupancy costs. Occupancy costs include store related depreciation, rent and utilities. As a percentage of sales, gross profit increased to 30.2% in the second quarter of fiscal 2006 and 30.4% for the year to date period ended July 1, 2006 from 29.0% and 28.9% for the same periods in fiscal 2005, respectively. The improvement in gross margin relative to last year can be attributed to continued strength in higher margin product categories, improvements in supply chain efficiencies, as well as having fewer new stores open in this year’s second quarter relative to 2005. Traditionally, the gross margins of new stores are lower due to higher shrink and heavy promotional activity.

Direct store expenses

	July 1, 2006	July 2, 2005	% Change 2005 to 2006

For the three months ended (in thousands):	$69,939	$66,512	5.2%
As a percent of sales for the three months ended:	23.6%	23.4%	0.2%
For the six months ended (in thousands):	$139,772	$131,880	6.0%
As a percent of sales for the six months ended:	23.5%	23.4%	0.1%

Direct store expenses include payroll, payroll taxes and benefits, marketing and advertising, regional store support services, store supplies and maintenance, and other store-specific costs. As a percentage of sales, direct store expenses remained relatively constant in the three and six months ended July 1, 2006, from the same periods last year.

Selling, general and administrative expenses

	July 1, 2006	July 2, 2005	% Change 2005 to 2006

For the three months ended (in thousands):	$12,328	$11,413	8.0%
As a percent of sales for the three months ended:	4.2%	4.0%	0.2%
For the six months ended (in thousands):	$26,293	$21,456	22.5%
As a percent of sales for the six months ended:	4.4%	3.8%	0.6%

Selling, general and administrative ("SG&A") expenses include corporate administrative support services and purchasing. SG&A expenses for the quarter ended July 1, 2006 increased 0.2% as a percentage of sales compared to the same period in fiscal 2005. For the six months ended July 1, 2006, SG&A expenses increased 0.6% as a percentage of sales as compared to the same period in fiscal 2005. SG&A expenses in the second quarter and year to date period ended July 1, 2006 were higher as a percentage of sales compared to the same periods in 2005 primarily due to an increase in accrued bonuses, professional fees, and the impact of expensing stock compensation resulting from the implementation of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R").

Pre-opening expenses

	July 1, 2006	July 2, 2005	% Change 2005 to 2006

For the three months ended (in thousands):	$792	$780	0.2%
As a percent of sales for the three months ended:	0.3%	0.3%	0.0%
For the six months ended (in thousands):	$2,251	$2,697	(16.5)%
As a percent of sales for the six months ended:	0.4%	0.5%	(0.1)%

Pre-opening expenses include labor, rent, advertising, utilities, training, supplies and certain other costs incurred prior to a store’s opening. Pre-opening expenses for the second quarter of fiscal 2006 increased to $792,000 compared to $780,000 during the same period in fiscal 2005, due to the timing of the opening of new stores, in addition to the costs related to future planned store openings. Furthermore, as we move into denser market areas causing the number of our non-turnkey leases to increase, we are experiencing additional rent expense earlier in the opening process due to longer construction periods.

The number of stores opened is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED

	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

New stores	1	2	2	6

In the second quarter of fiscal 2006, we opened one new Wild Oats Natural Marketplace store in Tampa, Florida. As of the date of this report, we have also opened a new Capers Community Market in Vancouver, British Columbia.

Restructuring and asset impairment charges, net

Restructuring and asset impairment charges consist of the following components (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED

	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Change in estimate related to lease related liabilities for sites previously identified for closure
	$ 70	$(287)	$ 136	$ (147)
Lease-related liability for sites closed during the current period
	-	304	1,362	424
Severance for employees terminated during the period
	5	(104)	119	113
Accretion expense on lease-related liabilities
	184	112	312	226
Write off of goodwill	-	-	-	960
Asset impairment charges	36	884	36	884

Total restructuring and asset impairment expense
	$295	$909	$1,965	$2,460

Restructuring and asset impairment charges include lease termination costs, severance for employees notified of termination, accretion expense on reserves for lease-related liabilities that were calculated using the net present value of minimum lease payments (net of sublease income), and non-cash charges for asset impairments and write off of goodwill. Restructuring and asset impairment charges of $295,000 for the second quarter of 2006 decreased from $909,000 in the same period ended July 2, 2005 due mainly to a decrease in asset impairment charges in 2006 compared to charges incurred in 2005 for two stores held for use. During the six month period ended July 1, 2006, restructuring and asset impairment charges decreased from $2.5 million for the six months ended July 2, 2005 to $2.0 million for the six months ended July 1, 2006. This is due to a decrease in asset impairment charges, and no goodwill written off during 2006, offset by an increase of $1.3 million of lease-related liabilities due to the recording of charges for two closed stores in 2006 compared to one closed store in 2005. Refer to Note 9 – Restructuring and Asset Impairment Charges for more details.

Interest income

	July 1, 2006	July 2, 2005	% Change 2005 to 2006

For the three months ended (in thousands):	$699	$361	93.6%
As a percent of sales for the three months ended:	0.2%	0.1%	0.1%
For the six months ended (in thousands):	$1,288	$685	88.0%
As a percent of sales for the six months ended:	0.2%	0.1%	0.1%

Interest income was $699,000 and $1.3 million for the three and six months ended July 1, 2006, respectively, compared to $361,000 and $685,000 for the same periods in fiscal 2005. This is due to a combination of an increase in the average balance of cash invested and the increase in our rate of return on our invested cash.

Interest expense

	July 1, 2006	July 2, 2005	% Change 2005 to 2006

For the three months ended (in thousands):	$1,836	$2,144	(14.4)%
As a percent of sales for the three months ended:	0.6%	0.8%	(0.2)%
For the six months ended (in thousands):	$3,690	$4,311	(14.4)%
As a percent of sales for the six months ended:	0.6%	0.8%	(0.2)%

Interest expense for the fiscal quarter ended July 1, 2006 decreased to $1.8 million from $2.1 million in the same period in fiscal 2005. Interest expense for the six months ended July 1, 2006 was $3.7 million compared to $4.3 million for the same period ended July 2, 2005. The decline in interest expense is attributable to elimination of penalty interest on our debentures in 2006 as compared to 2005 due to the effective filing of our registration statement in August 2005. In addition, we have lower fees and interest rates as a result of a change in our bank credit facility.

Income tax expense

	July 1, 2006	July 2, 2005	% Change 2005 to 2006

For the three months ended (in thousands):	$247	$187	32.1%
As a percent of sales for the three months ended:	0.1%	0.1%	0.0%
Effective tax rate for the three months ended:	4.8%	16.9%	(12.1%)
For the six months ended (in thousands):	$452	$322	40.4%
As a percent of sales for the six months ended:	0.1%	0.1%	0.0%
Effective tax rate for the six months ended:	5.5%	346.2%	(340.7%)

For the quarter and year to date period ended July 1, 2006, we recorded $247,000 and $452,000, respectively, of income tax expense, as a result of taxable foreign income during the period. The tax benefit resulting from the loss in previous years on domestic operations has been fully offset by the tax valuation allowance that was established at fiscal 2004 year end. The Company has determined that any expected federal or state income tax expense for the current quarter and fiscal year, except as described above, will be expected to be fully offset by deferred tax assets that are currently subject to a 100% valuation allowance.

Earnings before interest, taxes, depreciation and amortization, loss on early extinguishment of debt, loss (gain) on asset disposals, net, restructuring and asset impairment charges (income), net, and stock-based compensation expense, as adjusted ("EBITDA, as adjusted")

	July 1, 2006	July 2, 2005	% Change 2005 to 2006

For the three months ended (in thousands):	$13,507	$10,376	30.2%
As a percent of sales for the three months ended:	4.6%	3.6%	1.0%
For the six months ended (in thousands):	$27,087	$20,143	34.5%
As a percent of sales for the six months ended:	4.6%	3.6%	1.0%

We believe that the reconciliation of earnings before interest, taxes, depreciation and amortization ("EBITDA") and EBITDA, as adjusted, provides meaningful non GAAP financial measures to help management and investors understand and compare business trends among different reporting periods on a consistent basis, independently of regularly reported non-cash charges and infrequent or unusual events as determined by management. Readers are cautioned not to view EBITDA or EBITDA, as adjusted, as an alternative to GAAP results or as being comparable to results reported or forecasted by other companies, and should refer to the reconciliation of GAAP net income (loss) results to EBITDA and EBITDA, as adjusted, for the three and six month periods ending July 1, 2006 and July 2, respectively. For an explanation and reconciliation of EBITDA, and EBITDA, as adjusted, see Non GAAP Financial Information.

Liquidity and Capital Resources

Our primary sources of capital have been cash flow from operations (which includes trade payables), bank indebtedness, sale of equity securities, and the issuance of contingent convertible senior debentures in a private placement in June 2004, as discussed below. Primary uses of cash have been the financing of new store development, new store openings, relocations, remodels and acquisitions, repurchase of common stock and repayment of debt.

Net cash generated by operating activities increased by $6.3 million to $21.0 million during the first six months of fiscal 2006, as compared to $14.7 million during the same period in fiscal 2005. This increase is due primarily to an increase in net income of $8.0 million and a non-cash increase in stock-based compensation expense of $1.0 million due to the implementation of SFAS No. 123R.

Net cash used in investing activities was $27.6 million during the first six months of fiscal 2006 as compared to $836,000 of cash used in investing activities during the same period in fiscal 2005. The $26.8 million increase in cash utilized is due to a $3.1 million increase in capital expenditures and an increase of $23.7 million in the net purchase of short-term investments during the first six months of 2006 compared to the same period in 2005.

Net cash provided by financing activities of $10.6 million during the first six months of 2006 was $11.6 million more than the $1.0 million of cash used in financing activities during the same period in fiscal 2005. The change in cash flows from financing activities is the result of an increase of $7.5 million in proceeds from the issuances of common stock due primarily to option exercises and a $4.2 million increase in book overdraft.

EBITDA. EBITDA was $23.7 million for the six month period ended July 1, 2006, as compared to $16.8 million for the six months ended July 2, 2005. The increase in EBITDA is primarily attributable to the increase in gross margin as well as the Company’s ability to leverage higher sales against expenses. For an explanation and reconciliation of EBITDA, see Non GAAP Financial Information.

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

During the second quarter of 2005, we made an irrevocable election to pay the principal amount of debentures in cash upon conversion; however, we retain the ability to satisfy the remainder of any conversion payment, exceeding the debenture defined principal, in cash or any combination of cash and common stock. According to their terms, the debentures are callable and convertible into our common stock prior to maturity at the option of the holders under the following circumstances: (1) during any calendar quarter commencing after June 30, 2004 and before March 31, 2029, if the last reported sale price of our common stock is greater than or equal to 130% of the conversion price of $17.70 per share for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the proceeding calendar quarter; (2) at any time on or after April 1, 2029 if the last reported sale price of our common stock on any date on or after March 31, 2029 is greater than or equal to 130% of the conversion price; (3) subject to certain limitations, during the five business-day period after any five consecutive trading-day period in which the trading price per debenture for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of our common stock; (4) if we call the debentures for redemption; (5) upon the occurrence of certain corporate transactions; or (6) if we request a credit rating for the debentures, at any time when the credit ratings assigned to the debentures are below specified levels. While a credit rating has been issued for the debentures, the rating was not requested by us, but initiated by the ratings agency. Therefore, a change in the current rating will not trigger a call provision. The debentures are initially convertible into 56.5099 shares of our common stock per $1,000 principal amount, which is equivalent to approximately $17.70 per share, for total initial underlying shares of 6,498,639. The conversion rate will be subject to adjustment upon the occurrence of specified events. Pursuant to the underwriting agreement and within 90 days of issuance, we filed a shelf registration statement covering resales of the debentures and the common stock issuable upon conversion thereof. The registration statement was declared effective August 26, 2005.

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

Credit facility. On March 31, 2005, we entered into a five-year revolving secured credit facility with Bank of America, N.A. ("B of A Facility"). Concurrent with the execution of the B of A Facility, we terminated our existing $95 million credit facility with Wells Fargo Bank N.A. as administrative agent. The B of A Facility allows borrowings and letters of credit up to a maximum of $40.0 million, with an option to increase borrowings up to $100.0 million, subject to a borrowing base determined by the value of certain inventory, credit card receivables, invested cash and, at our discretion, mortgaged leaseholds. The B of A Facility is secured by certain of our assets including, but not limited to, cash, inventory and fixed assets. Borrowings under the B of A Facility bear interest, at our election, at the prime rate or at London Interbank Offering Rate ("LIBOR") plus a margin ranging from 1.00% to 1.50%, depending on the excess borrowing availability over amounts borrowed. Interest rates are determined quarterly. We are charged a commitment fee on the unused portion of the B of A Facility. There are no financial covenants, other than the obligation to maintain a certain percentage of minimum excess availability (as defined in the agreement) at all times. The B of A Facility requires compliance on a monthly basis with certain non-financial covenants, including limitations on incurring additional indebtedness and making investments, the use and disposition of collateral, changes of control, as well as cash management provisions. We expect that we will be in compliance with all covenants. We further expect that our cash requirements will be generated from operations and borrowings under the new credit facility. As of July 1, 2006, the Company had letters of credit outstanding totaling $14.5 million, which reduces are availability to approximately $25.5 million.

As of July 1, 2006, we had no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees, except as disclosed in the notes to the consolidated financial statements. As of July 1, 2006, we have working capital of $8.1 million, an increase of $29.5 million over the six months ended July 2, 2005.

Capital expenditures. We spent approximately $15.1 million during the six months ended July 1, 2006 for new store construction, remodels and other capital expenditures. Our average capital expenditures to open a leased store, including leasehold improvements, equipment and fixtures, has ranged from approximately $2.0 million to $5.0 million historically, excluding inventory costs and initial operating losses. We anticipate that the average capital expenditures to open a natural foods supermarket format store will be $2.5 million to $3.5 million in the future, on a turnkey lease basis. Under turnkey leases, the landlord constructs the building to our specifications, up to a cost cap per foot, and installs equipment we purchase. Average capital expenditures for non turnkey leases are expected to be between $5.0 million and $6.5 million. Our average capital expenditures to open a farmers’ market format store are estimated at $2.0 million to $2.5 million in the future. Delays in opening new stores may result in increased capital expenditures and increased pre-opening costs for the site, as well as lower than planned sales for the Company.

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

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. We are currently assessing the possible impact implementing FIN No. 48 may have on its financial position and results of operations.

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

Two of the most significant assumptions underlying the determination of the fair value of goodwill and other intangible assets are the EBITDA multiples and the growth rate on our free cash flow projections. In connection with our annual goodwill impairment measurement which was completed during the second quarter, we determined that a 33.0% reduction in our estimated EBITDA multiple would have decreased the valuation by $104.0 million. A reduction of 2.0% in our estimated free cash flow projection percentage would have resulted in a decrease of $147.4 million. Despite these calculated decreases, our lowest valuation still exceeds book value, and therefore, no impairment would be recognized.

Impairment of long-lived assets. We monitor the carrying value of our long-lived assets, including finite-lived intangible assets, for potential impairment whenever changes in circumstance indicate a potential for impairment may exist. The triggering events for evaluations of finite lived intangible assets include a significant decrease in the market value of an asset, acquisition and construction costs in excess of budget, new stores that do not achieve expected results, or current store operating losses combined with a history of losses or a projection of continuing losses. If impairment is identified, based on undiscounted future cash flows, management compares the asset’s future cash flows, discounted to present value using a risk-adjusted discount rate, to its current carrying value and records a provision for impairment as appropriate. With respect to equipment and leasehold improvements associated with closed stores, the value of these assets is adjusted to reflect recoverable values estimated based on our previous efforts to dispose of similar assets, with consideration for current economic conditions.

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

A 2.0% increase in our sales growth percentage assumption utilized in the cash flow projection would have resulted in no stores identified for impairment and no related asset impairment charges. A 2.0% decrease in our sales growth percentage assumption would have resulted in the impairment of three stores held for use and approximately $5.6 million of additional asset impairment charges.

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

In calculating the lease related liabilities, we apply a discount rate to our estimated remaining lease obligations. For stores closed in the second quarter, 2006, we did not apply a discount rate to our estimated remaining lease obligations because our lease expired shortly after we closed the store. Therefore, in the second quarter, we would have no changes to restructuring expense if we calculated our obligation using a different discount rate.

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

Relative to the above, a hypothetical increase of 1.0% to our cost-to-retail ratio would result in an increase of approximately $879,000 to our inventory valuation. Conversely, a hypothetical decrease of 1.0% would result in a decrease of approximately $879,000 to our inventory balance as of the end of second quarter, 2006. With regards to our allowance for inventory, an increase or decrease of 1.0% would cause our allowance to fluctuate by about $702,000.

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

Non GAAP Financial Information

The following is a reconciliation of EBITDA and EBITDA, as adjusted, to net income (in thousands):

	THREE MONTHS ENDED

	July 1, 2006	July 2, 2005

Net income	$ 4,870	$ 922
Interest expense, net of interest income	1,137	1,783
Income tax expense	247	187
Depreciation and amortization	6,370	6,382

EBITDA	12,624	9,274
Loss on asset disposals, net	77	53
Stock-based compensation expense	511	140
Restructuring and asset impairment charges, net	295	909

EBITDA, as adjusted	$ 13,507	$ 10,376

EBITDA, as a percentage of sales	4.3%	3.3%
EBITDA, as adjusted, as a percentage of sales	4.6%	3.6%

	SIX MONTHS ENDED

	July 1, 2006	July 2, 2005

Net income (loss)	$ 7,755	$ (229)
Interest expense, net of interest income	2,402	3,626
Income tax expense	452	322
Depreciation and amortization	13,057	13,117

EBITDA	23,666	16,836
Loss on early extinguishment of debt	-	559
Loss on asset disposals, net	167	44
Stock-based compensation expense	1,289	244
Restructuring and asset impairment charges, net	1,965	2,460

EBITDA, as adjusted	$ 27,087	$ 20,143

EBITDA, as a percentage of sales	4.0%	3.0%
EBITDA, as adjusted, as a percentage of sales	4.6%	3.6%

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

The Company is exposed to foreign currency exchange risk. As of the date of this report, the Company owns and operates four natural foods supermarkets and a commissary kitchen in British Columbia, Canada. The commissary supports the four Canadian stores and does not independently generate sales revenue. Sales made from the Canadian stores are made in exchange for Canadian dollars. To the extent that those revenues are repatriated to the United States, the amounts repatriated are subject to the exchange rate fluctuations between the two currencies. The Company does not hedge against this risk because of the small amounts of funds at risk.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of July 1, 2006. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of July 1, 2006, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended July 1, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Ana Marie Hoeppner et al. v. Wild Oats Markets, Inc., Superior Court, County of Los Angeles, is a case filed by seven California plaintiffs involving parties and claims found in the Auchterlonie lawsuit disclosed above. We believe that we will prevail on the issue of improper classification as managerial employees. The lawsuit is in the initial discovery phase.

In June 2002 an administrative law judge ("ALJ") found against us in Wild Oats Markets, Inc. and Local 371, United Food & Commercial Workers, in certain unfair labor practice charges brought in connection with the opening of our store in Westport, Connecticut. In May 2005, the NLRB issued a Decision and Order, setting forth certain equitable, injunctive and monetary remedies to be undertaken by us, including payment of backpay less interim earnings, and offers of employment to certain former employees of a store that we sold in 2000 (the "Sold Store"). We agreed to reinstate one former employee and paid an immaterial amount to settle all claims related to the Sold Store.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on May 2, 2006, the Company’s stockholders elected Perry D. Odak to the Company’s Board of Directors for a three-year term. The results of the election of director appear below:

Director	For	Withheld
Perry D. Odak	26,804,034	221,753

The Company’s stockholders ratified the selection of Ernst & Young, LLP as independent auditors for the Company for its fiscal year ending December 30, 2006. The shareholders voted for the ratification by the following number of votes:

For	Against	Abstain	Broker Non-Votes
26,964,970	28,742	32,075	0

The Company’s stockholders voted to approve the Company’s 2006 Equity Incentive Plan. The following reflects the votes cast on the proposal:

For	Against	Abstain	Broker Non-Votes
9,952,705	1,756,726	1,187,442	14,128,914

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1+	CEO Certification under Section 302 of Sarbanes-Oxley Act of 2002
31.2+	CFO Certification under Section 302 of Sarbanes-Oxley Act of 2002
32.1+	CEO Certification under Section 906 of Sarbanes-Oxley Act of 2002
32.2+	CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002

+ Included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, County of Boulder, State of Colorado, on the 10th day of August 2006.

Wild Oats Markets, Inc.
(Registrant)

By: /s/ Robert B. Dimond

Robert B. Dimond
Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)