Form 10-Q
period 2006-09-30
WILD OATS MARKETS INC
filed 2006-11-07
CIK 909990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number 0-21577
WILD OATS MARKETS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	84-1100630 (I.R.S. Employer Identification Number)
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
   Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ☐          Accelerated Filer ☑          Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).
   Yes ☐     No ☑
As of October 30, 2006, there were 29,498,615 shares outstanding of the registrant’s common stock (par value $0.001 per share).

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WILD OATS MARKETS, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,088	$35,250
Short-term investments	33,000	14,522
Inventories (net of reserves of $1,065 and $960, respectively)	68,664	63,056
Accounts receivable (net of allowance for doubtful accounts of $287 and $190, respectively)	5,940	4,006
Prepaid expenses and other current assets	6,923	5,962

Total current assets	146,615	122,796
Property and equipment, net	188,948	178,867
Goodwill, net	105,124	105,124
Other intangible assets, net	5,836	6,122
Deposits and other assets	5,512	5,897
Deferred tax asset, net	21	64

	$452,056	$418,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,038	$56,078
Book overdraft	23,000	23,351
Accrued liabilities	56,936	53,354
Current portion of debt, capital leases and financing obligations	529	614

Total current liabilities	140,503	133,397
Long-term debt, capital leases and financing obligations	147,875	148,181
Other long-term obligations	31,291	27,750

	319,669	309,328

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized, 32,151,377 and 31,036,834 shares issued; and 29,492,114 and 29,059,034 shares outstanding, respectively	32	31
Treasury stock, at cost: 2,659,263 and 1,977,800 shares, respectively	(37,181)	(24,999)
Additional paid-in capital	238,301	226,645
Note receivable, related party	—	(12,051)
Accumulated deficit	(70,461)	(81,324)
Accumulated other comprehensive income	1,696	1,240

Total stockholders’ equity	132,387	109,542

	$452,056	$418,870

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts) (unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Sales	$291,804	$278,522	$886,722	$841,209
Cost of goods sold and occupancy costs	206,131	197,785	619,992	597,657

Gross profit	85,673	80,737	266,730	243,552
Operating expenses:
Direct store expenses	68,709	67,495	208,481	199,375
Selling, general and administrative expenses	10,870	11,235	37,163	32,691
Loss on disposal of assets	19	43	186	87
Pre-opening expenses	1,441	325	3,692	3,022
Restructuring and asset impairment charges, net	260	51	2,225	2,511

Income from operations	4,374	1,588	14,983	5,866

Loss on early extinguishment of debt	—	—	—	(559)
Interest income	667	451	1,955	1,136
Interest expense	(1,865)	(1,784)	(5,555)	(6,095)

Income before income taxes	3,176	255	11,383	348
Income tax expense	68	173	520	496

Net income (loss)	$3,108	$82	$10,863	$(148)

Net earnings (loss) per common share:
Basic	$0.11	$0.00	$0.37	$(0.01)
Diluted	$0.10	$0.00	$0.36	$(0.01)
Weighted-average common shares outstanding, basic	29,521	28,928	29,250	28,717
Dilutive effect of stock options and restricted stock units	634	766	771	—

Weighted-average common shares outstanding, assuming dilution	30,155	29,694	30,021	28,717

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands) (unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005,
Net income (loss)	$3,108	$82	$10,863	$(148)
Other comprehensive income (loss):
Foreign currency translation adjustments	(23)	571	459	316
Unrealized gain (loss) on available-for-sale securities	1	6	(3)	(22)

Other comprehensive income (loss)	(22)	577	456	294

Comprehensive income	$3,086	$659	$11,319	$146

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.
Consolidated Statements of Cash Flows
(in thousands) (unaudited)

	NINE MONTHS ENDED
	September 30,	October 1,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,863	$(148)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,525	19,635
Loss on disposal of property and equipment	206	87
Deferred tax expense	46	223
Restructuring and asset impairment expense, net	2,225	2,511
Interest on related party receivable	(88)	(473)
Stock-based compensation	2,049	383
Accretion of debt issuance costs	466	96
Loss on early extinguishment of debt	—	559
Change in assets and liabilities:
Inventories, net	(5,540)	(4,817)
Receivables, net, and other assets	(2,970)	1,941
Accounts payable	3,857	1,950
Accrued liabilities and other liabilities	4,932	3,387

Net cash provided by operating activities	35,571	25,334

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29,438)	(19,182)
Purchase of short-term investments	(167,905)	—
Proceeds from sale of short-term investments	149,424	11,122
Proceeds from sale of property and equipment	16	58

Net cash used in investing activities	(47,903)	(8,002)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in book overdraft	(351)	(1,597)
Repayments on notes payable, long-term debt and capital leases	(391)	(156)
Proceeds from issuance of common stock, net	9,608	4,863
Purchase of treasury stock	(43)	—

Net cash provided by financing activities	8,823	3,110

Effect of exchange rate changes on cash	347	260

Net (decrease) increase in cash and cash equivalents	(3,162)	20,702
Cash and cash equivalents at beginning of period	35,250	30,671

Cash and cash equivalents at end of period	$32,088	$51,373

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired through capital lease	$—	$278

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.
Notes to Consolidated Financial Statements
(unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with United States generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission’s (“SEC”) rules and regulations. In the opinion of the Company, all adjustments necessary to present fairly the financial position at September 30, 2006 and results of operations and cash flows for all periods presented have been made. The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.
These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K as filed with the SEC. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures of contingent assets and liabilities. Examples include accounting for self-insurance reserves, stock-based compensation, restructuring charges and store closing costs, asset impairment charges, goodwill, inventory valuation, and contingencies. Actual results may differ from these estimates. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the operating results to be expected for any subsequent quarter or for the entire fiscal year ending December 30, 2006.
The unaudited information included in the consolidated financial statements for the three and nine months ended September 30, 2006 and October 1, 2005 includes the results of operations of the Company for the 13 and 39 weeks then ended.
Principles of consolidation. The Company’s consolidated financial statements include the amounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Inventories. Store inventories are valued principally at the lower of cost or market, with cost primarily determined under the retail method on a first in first out (“FIFO”) basis. FIFO cost is determined using the retail inventory method for approximately 80% of inventories and using the item cost method for highly perishable products representing approximately 20% of inventories. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various categories of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates, including shrinkage, which could impact the ending inventory valuation at cost as well as the resulting gross margins. Certain other highly perishable inventories are valued primarily at the lower of cost or market on a specific item basis, with cost determined on a FIFO basis.
Reclassifications. Certain prior period information has been reclassified to conform to the current year presentation. This includes a reclassification of the Company’s 2005 results of operations to more accurately reflect Selling, General and Administrative expenses and Direct Store expenses. For the three and nine months ended October 1, 2005, approximately $5.4 million and $16.2 million, respectively, was reclassified from Selling, General and Administrative expenses to Direct Store expenses in order to reflect regional store support services more appropriately.
2. New Accounting Pronouncements
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effect of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted in the fiscal year ending December 30, 2006. The Company is currently assessing the possible impact, if any, the adoption of SAB No. 108 may have on its financial position and results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact SFAS No. 157 may have on its financial position.
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact implementing FIN No. 48 may have on its financial position and results of operations.
In June 2006, the FASB ratified the consensus reached by the Emerging Issues Tax Force in Issue No. 06-3 (“EITF 06-3”), How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 also concluded that the presentation of taxes within its scope on either a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. EITF 06-3 is effective for periods beginning after December 15, 2006. The Company currently presents these taxes on a net basis and has elected not to change its presentation method.
3. Short-Term Investments
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
4. Stock-Based Compensation
Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) and related interpretations, using the Black-Scholes valuation model and the modified prospective application. Accordingly, the financial statements for periods prior to January 1, 2006, will not include compensation cost calculated under the fair value method of SFAS No. 123R. SFAS No. 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards.
Stock-based compensation expense recognized under SFAS No. 123R in the Consolidated Statement of Operations for the three and nine months ended September 30, 2006 was $760,000 and $2.0 million, respectively. The stock-based compensation expense for the three and nine months ended September 30, 2006 included $112,000 and $312,000, respectively, related to restricted stock units (“RSUs”) that were issued as Board of Directors’ compensation that would have been included in the Company’s Consolidated Statements of Operations under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. For the three and nine month periods ended September 30, 2006, there were no income tax benefits recognized in the Consolidated Statement of Operations for stock-based compensation arrangements. Basic and diluted earnings per share for the three months ended September 30, 2006 are $0.02 lower, and basic and diluted earnings per share for the nine months ended September 30, 2006 are $0.06 lower, than if the Company had continued to account for stock-based compensation under APB No. 25. The estimated fair value of the Company’s stock-based awards, less estimated forfeitures, is amortized over the awards’ expected life on a straight-line basis.

The Employee Stock Purchase Plan (“ESPP”) was modified in response to the adoption of SFAS No. 123R. Beginning in the first quarter of 2006, the discount on the price of the shares was reduced to 5% and will be applied to the price of shares on the date in which the buy period closes each quarter.
The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123R to its stock option plans for the three and nine months ended October 1, 2005:

	THREE	NINE
	MONTHS	MONTHS
	ENDED	ENDED
	October 1,	October 1,
	2005	2005
Net income (loss), as reported	$82	$(148)
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax*	86	232
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax*	(46)	(1,156)

Pro forma net income (loss):	$122	$(1,072)

Basic earnings (loss) per share:
As reported	$0.00	$(0.01)
Pro forma fair value expense, net of income taxes	$0.00	$(0.03)

Pro forma basic earnings (loss) per share	$0.00	$(0.04)

Diluted earnings (loss) per share:
As reported	$0.00	$(0.01)
Pro forma fair value expense, net of income taxes	$0.00	$(0.03)

Pro forma diluted earnings (loss) per share	$0.00	$(0.04)

* Amounts are net of a pro-forma tax rate which is not necessarily indicative of the Company’s effective tax rate for the respective periods.
At September 30, 2006, the Company had four stock-based compensation plans: the 2001 Non-Officer/Non-Director Equity Incentive Plan (“2001 Plan”), the 2006 Equity Incentive Plan (“2006 Plan”), and two individual nonqualified stock option plans. In addition, the 1996 Equity Incentive Plan (“1996 Plan”), which expired in May of 2006, provided for the grant of incentive stock options to employees (including officers and employee-directors) and nonqualified stock options, restricted stock and restricted stock units (“RSUs”) and stock bonuses to employees, directors and consultants. Under the 1996 Plan, there are still outstanding nonvested options that will continue to affect the Company’s stock-based compensation expense. The 2001 Plan provides for the grant of nonqualified stock options to employees of the Company who are not officers or directors. The 2006 Plan provides for the grant of stock options, restricted stock, RSUs, stock appreciation rights (“SARs”), stock-based and cash-based performance awards and stock bonuses to employees, directors and consultants. The individual stock option plans were created during 2005 and 2006 as inducements to certain executives to accept offers of employment with the Company. For all stock-based compensation plans except the 2006 Plan, the exercise price of the options is determined by the Board of Directors, provided that the exercise price for an incentive stock option cannot be less than 100% of the fair market value of the common stock on the grant date and the exercise price for a nonqualified stock option cannot be less than 85% of the fair market value of the common stock on the grant date. For the 2006 Plan, the exercise price of the options is the price per share of common stock as of the close of market on the day prior to date the option is granted. The outstanding options for all four plans generally vest over a period of four years and generally expire 10 years from the grant date.

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

	NINE MONTHS ENDED
	September 30, 2006	October 1, 2005
Estimated dividends	None	None
Expected volatility	53% - 56%	71%
Risk-free interest rate	4.34% - 5.08%	3.97%
Expected life (years)	4.0	4.2
Weighted-average fair value per share	$7.08	$4.72
The following summary presents information regarding outstanding stock options as of September 30, 2006 and changes during the nine months then ended with regard to options under the Plans:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Life	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2005	2,570,199	$10.19
Granted	261,666	$15.31
Cancellations and expirations	(108,121)	$11.02
Exercised	(989,929)	$8.94

Outstanding as of September 30, 2006	1,733,815	$11.63	6.41	$8,701

Exercisable as of September 30, 2006	1,248,385	$11.33	5.38	$6,705

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $16.16 at September 29, 2006, which would have been received by award holders had all award holders exercised their options that were in-the-money as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was approximately 1.1 million. The aggregate intrinsic value of awards exercised during the nine months ended September 30, 2006 was $8.5 million.
In February 2006, the Compensation Committee and the Board of Directors approved a grant of restricted stock awards under the 1996 Plan. The Company recorded compensation expense related to these restricted stock awards totaling $545,000 during the first quarter of 2006. A portion of the restricted stock awards granted under the 1996 Plan vested on the date of grant and the remainder vest on the passage of time. The Company records compensation expense ratably over the vesting period equal to the number of shares multiplied by the closing price of the Company’s common stock on the date of grant less an estimated forfeiture rate. During the third quarter and nine months ended 2006, the Company incurred $93,000 and $186,000, respectively, related to the ratable expensing of the first quarter grant of restricted stock.

In May of 2006, the Board of Directors approved a 2007 grant of performance based stock and option awards under the 2006 Plan. The Company recorded compensation expense based on the portion of future restricted stock that is estimated to be vested immediately on the 2007 grant date since the Company believes that the achievement of the performance targets stipulated in these option awards is probable. The total expense recorded during the three and nine months ended September 30, 2006 was $327,000 and $511,000, respectively.
A summary of the status of the Company’s nonvested options to buy shares as of September 30, 2006, and changes during the nine months then ended is presented below:

		Weighted-
	Number of	Average Grant-
	shares	Date Fair Value
Nonvested at December 31, 2006	406,086	$4.30
Granted	261,666	$7.08
Vested	(111,859)	$4.85
Forfeited	(70,463)	$3.41

Nonvested at September 30, 2006	485,430	$5.91

As of September 30, 2006, the total unrecorded deferred stock-based compensation balance for nonvested shares, net of expected forfeitures, was $2.2 million which is expected to be amortized over a weighted-average period of 1.3 years.
Cash received from option exercises was $358,000 and $8.9 million for the three and nine months ended September 30, 2006, respectively, and $2.9 million and $4.0 million for the three and nine months ended October 1, 2005. For periods subsequent to the adoption of SFAS No. 123R, the Company presents excess tax benefits from the exercise of stock options, if any, in the Consolidated Statement of Cash Flows as a financing cash inflow and as a corresponding reduction in operating cash flow. The Company has not recorded any excess tax benefits from the exercise of stock options during the nine months ended September 30, 2006.
5. Property and Equipment
Property, plant and equipment are recorded at cost and consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Machinery and equipment	$148,482	$140,171
Buildings and leasehold improvements	176,613	167,265
Construction in progress	20,880	10,784

	345,975	318,220
Less: accumulated depreciation	(157,027)	(139,353)

Property and equipment, net	$188,948	$178,867

Depreciation expense was $6.4 million for the three months ended September 30, 2006 and October 1, 2005, and $19.3 million for the nine months ended September 30, 2006 and October 1, 2005, respectively.
6. Debt
Contingent convertible senior debentures. In June 2004, the Company issued $115.0 million aggregate principal amount of its 3.25% Convertible Senior Debentures due May 15, 2034 in a private placement. The debentures bear regular interest at the annual rate of 3.25%, payable semiannually on May 15 and November 15 of each year until May 15, 2011, after which date, no regular interest will be due. Commencing May 20, 2011 and ending November 14, 2011, and for any six-month period thereafter, contingent interest will be due and payable in the amount of 0.25% of the average trading price of the debentures during a specified period, if the average trading price of the debentures equals or exceeds 125% of the principal amount of the debentures. Refer to Note 8 — Earnings per Share for the potentially dilutive impact of the convertible debentures on future periods.

During the second quarter of 2005, the Company made an irrevocable election to pay the principal amount of debentures in cash upon conversion, however, the Company retains the ability to satisfy the remainder of any conversion payment, exceeding the debenture defined principal, in cash or any combination of cash and common stock. According to their terms, the debentures are callable and convertible into the Company’s common stock prior to maturity at the option of the holders under the following circumstances: (1) during any calendar quarter commencing after June 30, 2004 and before March 31, 2029, if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the conversion price of $17.70 per share for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the proceeding calendar quarter; (2) at any time on or after April 1, 2029 if the last reported sale price of the Company’s common stock on any date on or after March 31, 2029 is greater than or equal to 130% of the conversion price; (3) subject to certain limitations, during the five business-day period after any five consecutive trading-day period in which the trading price per debenture for each day of that period was less than 98% of the product of the conversion rate and the last reported sale price of the Company’s common stock; (4) if the Company calls the debentures for redemption; (5) upon the occurrence of certain corporate transactions; or (6) if the Company requests a credit rating for the debentures, at any time when the credit ratings assigned to the debentures are below specified levels. While a credit rating has been issued for the debentures, the rating was not requested by the Company, but initiated by the rating agency. Therefore, a change in the current rating will not trigger a call provision. The debentures are initially convertible into 56.5099 shares of the Company’s common stock per $1,000 principal amount, which is equivalent to approximately $17.70 per share, for total initial underlying shares of 6,498,639. The conversion rate will be subject to adjustment upon the occurrence of specified events. Pursuant to the underwriting agreement and within 90 days of issuance, the Company filed a shelf registration statement covering resales of the debentures and the common stock issuable upon conversion thereof. The registration statement was declared effective August 26, 2005.
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
The debentures are unsecured and unsubordinated obligations, and rank equal in priority with all of the Company’s existing and future unsecured and unsubordinated indebtedness and senior in right of payment to all of its subordinated indebtedness. The debentures will effectively rank junior to any of the Company’s secured indebtedness and any of its indebtedness that is guaranteed by its subsidiaries. Payment of principal and interest on the debentures will be structurally subordinated to the liabilities of the Company’s subsidiaries.
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
Credit facility. On March 31, 2005, the Company entered into a five-year revolving secured credit facility with Bank of America, N.A. (the “B of A Facility”). Concurrent with the execution of the B of A Facility, the Company terminated its existing $95.0 million credit facility (the “Wells Facility”) with Wells Fargo Bank N.A. as administrative agent. The B of A Facility allows borrowings and letters of credit up to a maximum of $40.0 million, with an option to increase borrowings up to $100.0 million, subject to a borrowing base determined by the value of certain inventory, credit card receivables, invested cash and, at the Company’s discretion, mortgaged leaseholds. The B of A Facility is secured by certain assets including, but not limited to, cash, inventory and fixed assets. Borrowings under the B of A Facility bear interest, at the Company’s election, at the prime rate or at London Interbank Offering Rate (“LIBOR”)

plus a margin ranging from 1.00% to 1.50%, depending on the excess borrowing availability over amounts borrowed. Interest rates are determined quarterly. The Company is charged a commitment fee on the unused portion of the B of A Facility. There are no financial covenants, other than the obligation to maintain a certain percentage of minimum excess availability (as defined in the agreement) at all times. The B of A Facility requires compliance on a monthly basis with certain non-financial covenants, including limitations on incurring additional indebtedness and making investments, the use and disposition of collateral, changes of control, as well as cash management provisions. In conjunction with the debt refinancing, the Company wrote off approximately $559,000 related to the remaining unamortized debt issuance cost from the Wells Facility and capitalized debt issuance costs of approximately $331,000 through December 31, 2005 to be amortized over the life of the agreement using the effective interest method. As of September 30, 2006, the Company had letters of credit outstanding totaling $12.5 million which reduce our borrowing availability to approximately $27.5 million.
7. Derivatives and Hedging Activities
The Company does not have any derivative financial instruments as of September 30, 2006 that meet the criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
8. Earnings Per Share
Earnings per share are calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share (“SFAS No. 128”). SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, except where the effect of their inclusion would be anti-dilutive. Anti-dilutive stock options of 179,712 and 437,747 for the three months ended September 30, 2006 and October 1, 2005, respectively, and 295,828 and 938,146 for the nine months ended September 30, 2006 and October 1, 2005, respectively, were not included in the diluted earnings per share calculations.
The Emerging Issues Task Force of the FASB concluded in Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share that contingently convertible debt should be included in diluted earnings per share computations using the if-converted method regardless of whether any of the conversion contingencies have been met. During the second quarter of 2005, the Company irrevocably elected to satisfy 100% of the principal amount of the debentures in cash to be converted on or after July 1, 2005. The Company maintains the right to satisfy the remainder of the conversion obligation to the extent it exceeds the principal amount in cash or common stock or any combination of cash and common stock. In calculating diluted earnings per share for the nine months ending September 30, 2006, no shares related to the debentures conversion have been included as the effect would have been anti-dilutive.
9. Goodwill and Intangible Assets
During the first nine months of fiscal 2006, no goodwill was recorded as a result of acquisitions, the Company concluded goodwill was not impaired and no other changes in the carrying amount of goodwill occurred. During the first quarter of fiscal 2005, the Company closed its remaining store in Eugene, Oregon and exited the market area. Associated goodwill of $960,000, net of accumulated amortization recorded prior to the adoption of FASB No. 142, Goodwill and Other Intangible Assets, was written off resulting in an ending net balance of $105.1 million.

Other intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Leasehold interests	$8,337	$8,374
Less accumulated amortization	(2,807)	(2,576)

Leasehold interests, net	5,530	5,798
Liquor licenses (indefinite lived)	306	324

	$5,836	$6,122

Amortization expense related to finite lived intangible assets was $89,000 and $90,000 for the three months ended September 30, 2006 and October 1, 2005, respectively, and $268,000 and $291,000 for the nine months ended September 30, 2006 and October 1, 2005, respectively. The estimated amortization of finite lived intangible assets for the remainder of 2006 and each of the fiscal years through 2011 is as follows (in thousands):

FISCAL	AMORTIZATION
YEAR	EXPENSE
Remainder of 2006	$89
2007	358
2008	358
2009	358
2010	358
2011	352
10. Restructuring and Asset Impairment Charges
During the third quarter of fiscal 2006, the Company recorded restructuring and asset impairment charges of $260,000 consisting of the following components (in thousands):

Change in estimate related to lease-related liabilities for sites previously closed	$83
Accretion expense on lease-related liabilities	170
Severance for employees terminated during the third quarter of fiscal 2006	(2)
Asset impairment charges	9

Total restructuring and asset impairment expense	$260

Details of the significant components are as follows:
•
Changes in estimate related to lease-related liabilities for sites previously closed ($83,000 of restructuring expense) — During the third quarter of fiscal 2006, the Company accrued additional amounts for its closed stores located in Tennessee and Oregon. In addition, the Company released the remainder of its lease-related liability when it entered into an agreement to terminate the lease of a property in Portland, Oregon, which closed during first quarter of fiscal 2006. In consideration of the lease termination, the Company will make a payment of $606,000 to the landlord during the fourth quarter, which includes a lease termination payment of $575,000. Based on changes in facts and circumstances and the related change in estimate, the Company adjusted remaining lease-related liabilities previously recorded for these locations and recognized the additional restructuring expense during the third quarter of fiscal 2006.

•
Accretion expense on lease-related liabilties ($170,000 of restructuring expense) — During the third quarter, the Company accrued accretion expense on reserves for lease-related liabilities that were calculated using the net present value of the minimum lease payments (net of sublease income).

•
Severance for employees notified of termination in the third quarter of fiscal 2006 ($2,000 of restructuring income) — During the third quarter of 2006, four employees were notified of their involuntary termination in connection with one commissary designated to be closed. In addition, the Company reversed an existing accrual for severance not taken from a previous store closure. As of September 30, 2006, $8,000 in benefits had been paid to terminated employees.

•
Asset impairment charges ($9,000 of restructuring expense) — During the third quarter, management wrote off $9,000 for the net book value of assets related to sites identified for future store locations that were subsequently determined unsuitable.

During the third quarter of 2006, there were no asset impairment charges in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In determining whether an impairment exists, the Company estimates the store’s future cash flows on an undiscounted basis, and if the cash flows are not sufficient to recover the carrying value, then the Company uses a discounted cash flow based on a risk- adjusted discount rate, to adjust its carrying value of the assets, and records a provision for impairment as appropriate. The Company continually re-evaluates its stores’ performance to monitor the carrying value of its long-lived assets in comparison to projected cash flows.
For the nine months ended September 30, 2006, the Company recorded net restructuring and asset impairment charges of $2.2 million consisting of the following components (in thousands):

Change in estimate related to lease-related liabilities for sites previously closed	$219
Lease-related liability for sites closed during the year	1,362
Accretion expense on lease-related liabilities	482
Severance for employees terminated during the nine months ended 2006	117
Asset impairment charges	45

Total restructuring and asset impairment expense	$2,225

Details of the significant components are as follows:
•
Changes in estimate related to lease-related liabilities for sites previously closed ($219,000 of restructuring expense) — For the nine months ended September 30, 2006, the Company accrued additional amounts for closed locations in Florida, Tennessee, Oregon and California. In addition, the Company released the remainder of its lease-related liability when it entered into an agreement to terminate the lease of a property in Portland, Oregon, which closed during first quarter of fiscal 2006. Based on changes in facts and circumstances and the related change in estimate, the Company adjusted remaining lease-related liabilities previously recorded for these locations and recognized the additional restructuring expense during the first nine months of fiscal 2006.

•
Lease-related liability for sites closed year to date through September 30, 2006 ($1.4 million of restructuring expense) — For the nine months ended September 30, 2006, the Company closed stores in Portland, Oregon, Fort Lauderdale, Florida, and Aurora, Colorado.

•
Accretion expense on lease-related liabilties ($482,000 of restructuring expense) — During the nine months of 2006, the Company accrued accretion expense on reserves for lease-related liabilities that were calculated using the net present value of the minimum lease payments (net of sublease income).

•
Severance for employees notified of termination ($117,000 of restructuring expense) — For the nine months ended September 30, 2006, 79 employees were notified of their involuntary termination in connection with the closure of a commissary and three stores located in Portland, Oregon, Fort Lauderdale, Florida, and Aurora, Colorado. As of September 30, 2006, $113,000 in benefits had been paid to terminated employees.

•
Asset impairment charges ($45,000 of restructuring expense) — During the nine months ended September 30, 2006, management identified asset impairment charges of $36,000 for the net book value of assets to be disposed of from one store location designated to be closed and $9,000 for the net book value of assets related to sites identified for future store locations that were subsequently determined unsuitable.

The Company incurred charges for accelerated depreciation related to planned store closures of $40,000 and $54,000 for the three months ended September 30, 2006 and October 1, 2005, respectively, and $126,000 and $501,000 for the nine months ended September 30, 2006 and October 1, 2005, respectively. These costs are included in the “Cost of goods sold and occupancy costs” line of the Consolidated Statements of Operations.
The following table summarizes accruals related to the Company’s restructuring charges (in thousands):

	2002 and				1st Qtr	2nd Qtr	3rd Qtr
EXIT PLANS	Prior	2003	2004	2005	2006	2006	2006		Total
Balance at
January 1, 2005:	$6,665	$—	$762	$—	$—	$—	$—		$7,427
Severance expense	—	—	—	134	—	—	—		134
Lease-related expense	(315)	539	(76)	1,355	—	—	—		1,503
Cash paid:
Severance	—	—	(167)	(159)	—	—	—		(326)
Lease-related liabilities	(1,539)	(132)	(324)	(720)	—	—	—		(2,715)
Provision adjustments	731	—	92	573	—	—	—		1,396

Balance at
December 31, 2005:	$5,542	$407	$287	$1,183	$—	$—	$—		$7,419
Severance expense	—	—	—	—	114	—	—		114
Lease-related expense	164	21	—	9	1,362	—	—		1,556
Cash paid:
Severance	—	—	—	—	(105)	—	—		(105)
Lease-related liabilities	(347)	(31)	—	(177)	(47)	—	—		(602)
Provision adjustments	20	—	—	—	8	—	—		28

Balance at
April 1, 2006:	$5,379	$397	$287	$1,015	$1,332	$—	$—		$8,410
Severance expense	—	—	—	—	—	5	—		5
Lease-related expense	176	10	—	21	47	—	—		254
Cash paid:
Severance	—	—	—	—	—	—	—		—
Lease-related liabilities	(318)	(20)	—	(197)	(81)	—	—		(616)
Provision adjustments	—	—	(7)	—	(8)	—	—		(15)

Balance at
July 1, 2006:	$5,237	$387	$280	$839	$1,290	$5	$—		$8,038
Severance expense	—	—	—	—	(11)	1	8		(2)
Lease-related expense	(122)	9	—	684	(318)	—	—		253
Cash paid:
Severance	—	—	—	—	—	(6)	(2)		(8)
Lease-related liabilities	(217)	(20)	—	(176)	(177)	—	—		(590)
Provision adjustments	—	—	—	—	—	—	—		—

Balance at
September 30, 2006:	$4,898 (1)	$376 (1)	$280 (1)	$1,347 (1)	$784 (1)	$—	$6	(2)	$7,691

Note:	1. The restructuring accrual balance consists of lease-related liabilities.
2. The restructuring accrual balance consists of severance for employee termination.
As of September 30, 2006, the Company’s restructuring balances consist of $2.3 million in accrued liabilities and other long-term obligations of $5.4 million.

11. Income Taxes
For the nine months ended September 30, 2006, the Company recorded $520,000 of income tax expense, as a result of income before income taxes of $11.4 million during the period. The tax expense relates to income generated by the Company’s Canadian operations and the alternative minimum tax in the United States. The Company has a $21,000 net deferred tax asset, which was generated primarily as a result of temporary differences related to its Canadian operations. The Company performs assessments of the realization of its net deferred tax assets according to SFAS No. 109 (“SFAS No. 109”), Accounting for Income Taxes. As a result of these assessments, the Company concluded at January 1, 2005, that it should place a full valuation allowance against its US net deferred tax asset. The Company has assessed its valuation allowance during the current quarter and continues to record a full valuation allowance against its US net deferred tax asset.
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
The Odak Employment Agreement, as amended, provides for the payment of the existing $9.2 million supplemental bonus in the event of Mr. Odak’s death or disability, as defined in the Odak Employment Agreement, while employed by the Company, and for payment of a bonus of approximately $1.6 million: (i) in the event Mr. Odak terminates his employment for “good reason”, as defined in the Odak Employment Agreement, or (ii) in the event Mr. Odak is terminated without “Cause”, as defined in the Odak Employment Agreement. The Company acquired an insurance policy for the benefit of the Company to cover Mr. Odak’s death or disability in the approximate amount of the supplemental bonus.
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

On June 16, 2006, and again on August 14, 2006, the Company and Mr. Odak entered into two consecutive amendments to the Employment Agreement, the Fifth Amendment and the Sixth Amendment, to extend the period during which a notice of non-renewal could be given under the Odak Employment Agreement, which continued on a year-to-year basis after expiration of the initial five year term in March 2006. With respect to the existing one-year term, the amendments changed the dates within which the Company must provide to Mr. Odak notice of non-renewal of the Employment Agreement to not later than, with reference to the Fifth Amendment, August 15, 2006, and with reference to the Sixth Amendment, October 16, 2006 (such extension periods being referred to as the “Extended Notice Period”). The deadline for notice of non-renewal of the Employment Agreement for all years after March 19, 2007 remained unchanged by the amendments. The amendments also provided that Mr. Odak may terminate his employment with the Company for Good Reason (as defined in the Employment Agreement) if (a) the Company, in bad faith, fails to engage in negotiations regarding a new employment agreement or modifications to the Employment Agreement during the Extended Notice Period or (b) during the Extended Notice Period, the Company provides Mr. Odak with a notice of non-renewal of the Employment Agreement prior to, with reference to the Fifth Amendment, August 14, 2006, or with reference to the Sixth Amendment, October 13, 2006. Refer to Note 14 — Subsequent Events for further details on the status of this Employment Agreement.
Other. Mark A. Retzloff was a member of the Company’s Board of Directors and sat on its Real Estate Committee until the expiration of his term as director at the Company’s Annual Meeting of Shareholders on May 3, 2006. As a result of Mr. Retzloff’s position as Chief Organic Officer of Aurora Organic Dairy, a vendor that derives 6% of its total revenues from sales of organic milk to the Company under the Company’s private label brand, the Company considered the organic milk transactions to include a related party relationship until Mr. Retzloff’s term as a director expired on May 3, 2006. Stacey J. Bell, a current member of the Company’s Board of Directors, is an employee of Ideasphere, Inc., which sold vitamins and supplements to the Company during 2005 and through the first two quarters of fiscal 2006. Total purchases from these vendors for the three and nine months ended September 30, 2006 were $0 and $2.1 million, and $1.6 million and $3.8 million for the same periods in 2005. A majority of these purchases are made primarily through the Company’s primary distributor, UNFI and are therefore indirect in nature. These costs are all for inventory and the related cost of goods sold. As of September 30, 2006 and October 1, 2005, amounts owed to these vendors were $0 and $470,000, respectively.
13. Contingencies
Tim Auchterlonie, individually and on behalf of all others similarly situated and the general public, and Roes 1 to 1000 vs. Wild Oats Markets, Inc. and Does 1 through 100, is a suit brought in August 2004 in the Superior Court, County of Los Angeles, for payment of overtime and damages relating to alleged violations of the California Business and Professions Code by a former store director claiming that he should have been classified as an employee paid on an hourly basis, together with other related claims. In mid-2005, five additional named plaintiffs were added to the suit, and the trials of the original plaintiff and the new plaintiffs were bifurcated. The Company believes that all of the named plaintiffs were correctly classified as exempt employees based upon their job duties. The Company settled with the original plaintiff, and settled with three other plaintiffs for an immaterial amount in the aggregate prior to the bench trial. The remaining plaintiff dropped her claim of unfair business practices. After the bench trial, the Court found in favor of the plaintiff on the claim for unlawful nonpayment of overtime compensation, and ordered that judgment on damages should enter in the amount of approximately $43,700, plus attorneys’ fees in the amount of approximately $87,000. The Company intends to appeal the judgment.
Ana Marie Hoeppner et al. v. Wild Oats Markets, Inc., Superior Court, County of Los Angeles, is a case filed by seven California plaintiffs involving parties and claims found in the Auchterlonie lawsuit disclosed above. A jury trial is set to commence on January 29, 2007. The lawsuit is in the discovery phase. The Company believes that it will prevail on the issue of improper classification as managerial employees.
Jason Puerto, et al. v. Wild Oats Markets, Inc., is a suit brought by seven plaintiffs in October 2006 in the Superior Court, County of Los Angeles, claiming unlawful nonpayment of overtime compensation, failure to compensate for all hours worked, unfair business acts and practices and failure to pay wages upon discharge. The Company intends to file an answer denying liability.

In October 2000, the Company was named as defendant in 3601 Group Inc. v. Wild Oats Northwest, Inc., Wild Oats, Inc. and Wild Oats Markets, Inc., a suit filed in Superior Court for King County, Washington, by a property owner who claims that Alfalfa’s Inc., the Company’s predecessor in interest, breached a lease in 1995 related to certain property in Seattle, Washington. After trial in fiscal 2002, a jury awarded $0 in damages to the plaintiffs, and the Company was subsequently awarded $190,000 in attorneys’ fees. The judgment was reversed on the plaintiff’s appeal and the matter was remanded to the trial court. A jury trial held in August 2006 resulted in an award of damages to plaintiff in the amount of $236,209. The plaintiff is entitled to an award of interest, costs and reasonable and necessary attorney’s fees, in an amount to be determined by the trial court. The Company intends to file an appeal after judgment is entered.
In June 2002 an administrative law judge (“ALJ”) found against the Company in Wild Oats Markets, Inc. and Local 371, United Food & Commercial Workers, in certain unfair labor practice charges brought in connection with the opening of our store in Westport, Connecticut. In May 2005, the NLRB issued a Decision and Order, setting forth certain equitable, injunctive and monetary remedies to be undertaken by the Company, including payment of backpay less interim earnings, and offers of employment to certain former employees of a store that the Company sold in 2000 (the “Sold Store”). The Company agreed to reinstate one former employee and paid an immaterial amount to settle all claims related to the Sold Store.
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
14. Subsequent Events
Lease Termination. On October 17, 2006, the Company entered into an agreement to terminate the lease of a property in Chandler, Arizona, at which the Company had not yet opened a store. The effective date of the lease termination is October 16, 2006. In consideration of the lease termination, the Company has received a payment of $531,250 from the landlord for the purchase of certain leasehold improvements and equipment valued at approximately $1.4 million. The Company has paid a lease termination fee to the landlord in the amount of $225,000, adjusted for pre-paid rent in the approximate amount of $23,500, and other potential pro rata adjustments under the lease for the partial year. The Company incurred a net non-cash loss on disposal of asset charges related to leasehold improvements and equipment in the amount of $917,690, which will be recorded in the fourth quarter of fiscal 2006.
Perry D. Odak Resignation. As a result of the inability of the Company and its Chief Executive Officer to agree upon a new or modified employment agreement, Perry D. Odak resigned effective October 19, 2006. Consequently, the Employment Agreement dated March 6, 2001, as amended, between Mr. Odak and the Company was terminated as of October 19, 2006, except to the extent incorporated into a severance agreement dated October 19, 2006 between the Company and Mr. Odak (the “Severance Agreement”).
Pursuant to the Severance Agreement, in exchange for mutual general releases of any claims by the Company or Mr. Odak against each other and a non-competition covenant from Mr. Odak through October 2009, Mr. Odak will receive continuation of his current base salary for a period of thirty-six months, valued at approximately $1,534,000, in addition to a payment valued at approximately $1,978,000 in recognition of the increased profitability of the Company and in light of the termination of the Company’s obligations under the Employment Agreement. Mr. Odak will also continue to receive both medical and group life insurance benefits for thirty-six months. He will also maintain the use of the automobile currently provided by the Company for the balance of the term remaining on its lease ending June 16, 2009. The Company has valued the medical and group life insurance benefits at approximately $33,000, and the use of the automobile through the remainder of the lease has been valued at approximately $48,000. The Company also accelerated the vesting of 4,167 shares of restricted stock granted to Mr. Odak for his performance in 2006 that were scheduled to vest in February of 2007. The Company will expense an additional $45,000 related to the accelerated vesting of the restricted stock. These charges will be recorded by the Company in the fourth quarter of fiscal 2006. Mr. Odak has agreed to provide transition services to the Company for a 90 working day period, as requested from time to time by the Company.

On October 19, 2006 the Board appointed its Chairman of the Board, Gregory Mays, to the position of interim Chief Executive Officer. Mr. Mays has been a Director and Chairman of the Board of the Company since July 2006. Because of his appointment as interim Chief Executive Officer (“CEO”), Mr. Mays resigned from the Company’s Audit and Compensation Committees effective as of October 25, 2006. Board member Hal Brice joined the Audit Committee effective October 25, 2006. Mr. Mays will continue to receive compensation for his service as Chairman and as a member of the Board. There is no arrangement or understanding pursuant to which Mr. Mays was selected as a Director.
On October 26, 2006, the Company agreed to compensate Gregory Mays for services to be provided by Mr. Mays as interim Chief Executive Officer, at a rate of $50,000 per month. In addition, Mr. Mays will be entitled to reimbursement of reasonable out of pocket expenses incurred in the performance of his duties as interim CEO, including travel and housing expenses. On a date to be determined, Mr. Mays will receive a grant of 20,000 fully vested restricted stock units (“RSUs”) and, at such time as a new Chief Executive Officer is appointed, the Board, at its discretion, may grant an additional 10,000 fully vested RSUs to Mr. Mays. The RSUs are exchanged for an equal number of shares of the Company’s unrestricted common stock on a date selected by Mr. Mays at his discretion. The RSUs will be issued from and subject to the terms of the Company’s 2006 Equity Incentive Plan.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report on Form 10-Q contains certain forward-looking statements regarding our future results of operations and performance. Important factors that could cause differences in results of operations include, but are not limited to, the timing, execution and performance of new store openings, relocations and remodels; the timing and liability resulting from store closures; the amount of time before new stores become profitable; the timing and impact of merchandising programs and promotional and advertising campaigns; the impact of competition; changes in merchandising strategies, product supply or suppliers; changes in management information needs; changes in customer needs and expectations; governmental and regulatory actions; general industry or business trends or events; changes in economic or business conditions in general or affecting the natural foods industry in particular; and competition for and the availability of sites for new stores and potential acquisition candidates. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement Regarding Forward-Looking Statements.
Executive Summary
This Executive Summary section of Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a broad summary of the more specific and detailed information disclosed in other sections of this report. The context that it provides should be viewed as a supplement to, and read in conjunction with, the details contained elsewhere in this report.
Wild Oats Markets, Inc. is one of the largest natural foods supermarket chains in North America. As of the date of this report, we operated 114 natural foods stores in 24 states and British Columbia, Canada. We operate in the retail grocery industry with two store formats: the natural foods supermarket format, under the Wild Oats Natural Marketplace® name nationwide and the Capers Community Market® name in Canada; and the farmers market format, under the Henry’s Farmers Market® name in southern California and Phoenix, Arizona, and the Sun Harvest™ name in Texas. Both formats emphasize natural and organic products with a wide selection of products in a full-service environment. The formats share a core demographic customer profile. We manage support services provided to the stores centrally from our Boulder, Colorado headquarters. All of our stores in the United States, regardless of format, purchase from the same primary distributor based on centralized negotiations, merchandising and marketing strategies. Our Riverside, California distribution center (“DC”) supplies produce, private label groceries, bulk, and selected other items for the majority of our stores west of the Mississippi River. We continue to identify additional procurement opportunities to maximize efficiencies of the DC.
In 2006, we are focusing our efforts on increasing our growth. Through the date of this report in 2006, three of our new store openings this year set records for the highest grand opening sales in the Company’s history by their respective format. To date, we have also closed three smaller, older, under-performing stores. As of the end of the third quarter of fiscal 2006, we had 113 stores located in 24 states and Canada, as compared to 112 stores located in 24 states and Canada at the end of the third quarter of fiscal 2005.
We also continue to strengthen our gross margins through our product mix and improvements in supply chain efficiencies. Further, we are concentrating on increasing our private label products as a percent of our overall net sales.

Results of Operations
Our net income for the three and nine months ended September 30, 2006 was $3.1 million or $0.10 per diluted share and $10.9 million or $0.36 per diluted share, respectively, compared with net income of $82,000 or $0.00 per diluted share and a net loss of $148,000 or $0.01 per diluted share, in the same periods in fiscal 2005. The following tables set forth, for the periods indicated, certain selected income statement data expressed as a percentage of sales and in dollars (in thousands — percentages may not add due to rounding):

	THREE MONTHS ENDED
	September 30, 2006		October 1, 2005
Sales	$291,804	100.0%	$278,522	100.0%
Cost of goods sold and occupancy costs	206,131	70.6%	197,785	71.0%

Gross profit	85,673	29.4%	80,737	29.0%
Direct store expenses	68,709	23.5%	67,495	24.2%
Selling, general and administrative expenses	10,870	3.7%	11,235	4.0%
Loss on disposal of assets	19	0.0%	43	0.0%
Pre-opening expenses	1,441	0.5%	325	0.1%
Restructuring and asset impairment charges, net	260	0.1%	51	0.0%

Income from operations	4,374	1.5%	1,588	0.6%

Interest income	667	0.2%	451	0.2%
Interest expense	(1,865)	(0.6)%	(1,784)	(0.6)%

Income before income taxes	3,176	1.1%	255	0.1%
Income tax expense	68	0.0%	173	0.0%

Net income	$3,108	1.1%	$82	0.0%

	NINE MONTHS ENDED
	September 30, 2006		October 1, 2005
Sales	$886,722	100.0%	$841,209	100.0%
Cost of goods sold and occupancy costs	619,992	69.9%	597,657	71.0%

Gross profit	266,730	30.1%	243,552	29.0%
Direct store expenses	208,481	23.5%	199,375	23.7%
Selling, general and administrative expenses	37,163	4.2%	32,691	3.9%
Loss on disposal of assets	186	0.0%	87	0.0%
Pre-opening expenses	3,692	0.4%	3,022	0.4%
Restructuring and asset impairment charges, net	2,225	0.3%	2,511	0.3%

Income from operations	14,983	1.7%	5,866	0.7%

Loss on early extinguishment of debt	—	0.0%	(559)	(0.1)%
Interest income	1,955	0.2%	1,136	0.1%
Interest expense	(5,555)	(0.6)%	(6,095)	(0.7)%

Income before income taxes	11,383	1.3%	348	0.0%
Income tax expense	520	0.1%	496	0.1%

Net income (loss)	$10,863	1.2%	$(148)	0.0%

Income Statement Analysis
Sales

			% Change
	September 30,	October 1,	2005 to
	2006	2005	2006
For the three months ended (in thousands):	$291,804	$278,522	4.8%
For the nine months ended (in thousands):	$886,722	$841,209	5.4%

Sales for the three and nine months ended September 30, 2006 increased 4.8% and 5.4%, respectively, as compared to the same periods in fiscal 2005. These increases were primarily driven by a greater number of stores in our store base compared to 2005 and positive comparable store sales. Total square feet of open stores increased 2.0% over the third quarter of 2005, as the third fiscal quarter 2006 ended with 2.61 million total square feet as compared to 2.56 million total square feet in the third fiscal quarter of 2005. Comparable store sales increased 1.6% for the third quarter of 2006 and 2.3% for the year to date period ended September 30, 2006 as compared to an increase of 6.1% and 3.7% in the same periods last year. Reduced comparable store sales in the third quarter of 2006 relative to last year is attributed to a challenging comparison against strong comparable store sales in the third quarter of 2005, as well as the continued impact of new competition. Further, we had lower than expected sales related to overall promotional activity.
Gross profit

			% Change
	September 30,	October 1,	2005 to
	2006	2005	2006
For the three months ended (in thousands):	$85,673	$80,737	6.1%
As a percent of sales for the three months ended:	29.4%	29.0%	0.4%
For the nine months ended (in thousands):	$266,730	$243,552	9.5%
As a percent of sales for the nine months ended:	30.1%	29.0%	1.1%
Gross profit consists of sales less cost of goods sold and store occupancy costs. Occupancy costs include store related depreciation, rent and utilities. As a percentage of sales, gross profit increased to 29.4% in the third quarter of fiscal 2006 and 30.1% for the year to date period ended September 30, 2006 from 29.0% for the same periods in fiscal 2005, respectively. The improvement in gross margin relative to last year can be attributed to continued strength in the sale of higher margin product categories and improvements in supply chain efficiencies, which were partially offset by higher fuel costs.
Direct store expenses

			% Change
	September 30,	October 1,	2005 to
	2006	2005	2006
For the three months ended (in thousands):	$68,709	$67,495	1.8%
As a percent of sales for the three months ended:	23.5%	24.2%	(0.7)%
For the nine months ended (in thousands):	$208,481	$199,375	4.6%
As a percent of sales for the nine months ended:	23.5%	23.7%	(0.2)%
Direct store expenses include payroll, payroll taxes and benefits, marketing and advertising, regional store support services, store supplies and maintenance, and other store-specific costs. As a percentage of sales, direct store expenses decreased from 24.2% and 23.7% in the three and nine months ended October 1, 2005 to 23.5% in the three and nine months ended September 30, 2006. Direct store expenses as a percent of sales decreased as a result of leveraging payroll and related taxes, along with lower self-insurance costs.
Selling, general and administrative expenses

			% Change
	September 30,	October 1,	2005 to
	2006	2005	2006
For the three months ended (in thousands):	$10,870	$11,235	(3.2)%
As a percent of sales for the three months ended:	3.7%	4.0%	(0.3)%
For the nine months ended (in thousands):	$37,163	$32,691	13.7%
As a percent of sales for the nine months ended:	4.2%	3.9%	0.3%

Selling, general and administrative (“SG&A”) expenses include corporate administrative support services and purchasing. SG&A expenses for the quarter ended September 30, 2006 were 3.7% of sales, which is a slight decline over prior year. SG&A expenses in the third quarter were lower as a percentage of sales due to a decrease in the bonus accrual, offset slightly by higher stock option expenses. For the nine months ended September 30, 2006, SG&A expenses were 4.2% of sales, an increase from 3.9% of sales in the prior year. SG&A expenses in the year to date period ended September 30, 2006 were higher as a percentage of sales primarily due to an increase in professional and consulting fees, a cumulative increase in accrued bonuses, and the impact of expensing stock compensation resulting from the implementation of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”).
Pre-opening expenses

			% Change
	September 30,	October 1,	2005 to
	2006	2005	2006
For the three months ended (in thousands):	$1,441	$325	343.4%
As a percent of sales for the three months ended:	0.5%	0.1%	0.4%
For the nine months ended (in thousands):	$3,692	$3,022	22.2%
As a percent of sales for the nine months ended:	0.4%	0.4%	0.0%
Pre-opening expenses include labor, rent, advertising, utilities, training, supplies and certain other costs incurred prior to a store’s opening. Pre-opening expenses for the third quarter of fiscal 2006 increased to $1.4 million compared to $325,000 during the same period in fiscal 2005, due to the timing of the opening of new stores, in addition to the costs related to future planned store openings. We have four stores scheduled to open during the fourth quarter of 2006 compared to one store during the same time in 2005. Furthermore, because we recognize rent starting when possession of the property is taken from the landlord, our pre-opening expense has increased as we enter into more leases which include a construction period.
The number of stores opened is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
New stores	1	1	3	7
In the third quarter of fiscal 2006, we opened a new Capers Community Market in Vancouver, British Columbia. As of the date of this report, we have also opened a new Henry’s Farmers Market in Oceanside, California.
Restructuring and asset impairment charges, net
Restructuring and asset impairment charges consist of the following components (in thousands):

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	Sept 30,	Oct 1,	Sept 30,	Oct 1,
	2006	2005	2006	2005
Change in estimate related to lease-related liabilities for sites previously closed	$83	$(96)	$219	$(243)
Lease-related liability for sites closed during the current period	—	5	1,362	429
Accretion expense on lease-related liabilities	170	121	482	347
Severance for employees terminated during the period	(2)	21	117	134
Write off of goodwill	—	—	—	960
Asset impairment charges	9	—	45	884

Total restructuring and asset impairment expense	$260	$51	$2,225	$2,511

Restructuring and asset impairment charges include lease termination costs, severance for employees notified of termination, accretion expense on reserves for lease-related liabilities that were calculated using the net present value of minimum lease payments (net of sublease income), and non-cash charges for asset impairments and write off of goodwill. Restructuring and asset impairment charges of $260,000 for the third quarter of 2006 increased from $51,000 in the same period ended October 1, 2005 due mainly to an increase in lease-related liabilities for sites previously closed compared to similar charges incurred in 2005. Restructuring and asset impairment charges of $2.2 million for the nine month period ended September 30, 2006 decreased from $2.5 million for the same period ended October 1, 2005. This change is due to a $1.8 million decrease in asset impairment charges and no goodwill written off during 2006, offset by an increase of $1.5 million of lease-related liabilities. Refer to Note 10 — Restructuring and Asset Impairment Charges for more details.
Interest income

			% Change
	September 30,	October 1,	2005 to
	2006	2005	2006
For the three months ended (in thousands):	$667	$451	47.9%
As a percent of sales for the three months ended:	0.2%	0.2%	0.0%
For the nine months ended (in thousands):	$1,955	$1,136	72.1%
As a percent of sales for the nine months ended:	0.2%	0.1%	0.1%
Interest income was $667,000 and $2.0 million for the three and nine months ended September 30, 2006, respectively, compared to $451,000 and $1.1 million for the same periods in fiscal 2005. This is due to a combination of an increase in the average balance of cash invested and the increase in our rate of return on our invested cash.
Interest expense

			% Change
	September 30,	October 1,	2005 to
	2006	2005	2006
For the three months ended (in thousands):	$1,865	$1,784	4.5%
As a percent of sales for the three months ended:	0.6%	0.6%	0.0%
For the nine months ended (in thousands):	$5,555	$6,095	(8.9)%
As a percent of sales for the nine months ended:	0.6%	0.7%	(0.1)%
Interest expense for the fiscal quarter ended September 30, 2006 increased to $1.9 million from $1.8 million in the same period in fiscal 2005. Interest expense for the nine months ended September 30, 2006 was $5.6 million compared to $6.1 million for the same period ended October 1, 2005. Interest expense during the third quarter ended September 30, 2006 remained relatively consistent compared to the same period in 2005. The decline in interest expense for the year to date period is attributable to elimination of penalty interest on our debentures in 2006 as compared to 2005 due to the effective filing of our registration statement in August 2005. In addition, we have lower fees and interest rates under the Bank of America credit facility.
Income tax expense

			% Change
	September 30,	October 1,	2005 to
	2006	2005	2006
For the three months ended (in thousands):	$68	$173	(60.7%)
As a percent of sales for the three months ended:	0.0%	0.0%	0.0%
Effective tax rate for the three months ended:	2.1%	67.8%	(65.7%)
For the nine months ended (in thousands):	$520	$496	4.8%
As a percent of sales for the nine months ended:	0.1%	0.1%	0.0%
Effective tax rate for the nine months ended:	4.6%	142.5%	(137.9%)
For the quarter and year to date period ended September 30, 2006, we recorded $68,000 and $520,000, respectively, of income tax expense, as a result of taxable foreign income during the period and the alternative minimum tax in the United States. The tax benefit resulting from the loss in previous years on domestic operations has been fully offset by a tax valuation allowance that was established at fiscal 2004 year end. The Company has determined that any expected federal or state income tax expense for the current quarter and fiscal year, except for the alternative minimum tax, will be expected to be fully offset by deferred tax assets that are currently subject to a 100% valuation allowance.

Earnings before interest, taxes, depreciation and amortization, loss on early extinguishment of debt, loss (gain) on asset disposals, net, restructuring and asset impairment charges (income), net, and stock-based compensation expense, as adjusted (“EBITDA, as adjusted”)

			% Change
	September 30,	October 1,	2005 to
	2006	2005	2006
For the three months ended (in thousands):	$11,881	$8,338	42.5%
As a percent of sales for the three months ended:	4.1%	3.0%	1.1%
For the nine months ended (in thousands):	$38,968	$28,482	36.8%
As a percent of sales for the nine months ended:	4.4%	3.4%	1.0%
We believe that the reconciliation of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA, as adjusted, provides meaningful non generally accepted accounting principles (“GAAP”) financial measures to help management and investors understand and compare business trends among different reporting periods on a consistent basis, independently of regularly reported non-cash charges and infrequent or unusual events as determined by management. Readers are cautioned not to view EBITDA or EBITDA, as adjusted, as an alternative to GAAP results or as being comparable to results reported or forecasted by other companies, and should refer to the reconciliation of GAAP net income (loss) results to EBITDA and EBITDA, as adjusted, for the three and nine month periods ending September 30, 2006 and October 1, 2005, respectively. For an explanation and reconciliation of EBITDA, and EBITDA, as adjusted, see Non GAAP Financial Information.
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
Net cash generated by operating activities increased by $10.3 million to $35.6 million during the first nine months of fiscal 2006, as compared to $25.3 million during the same period in fiscal 2005. This increase is primarily due to an increase in net income of $11.0 million and a non-cash increase in stock-based compensation expense of $1.7 million due to the implementation of SFAS No. 123R, offset by a decrease of $2.2 million in change of assets and liabilities and a $200,000 decrease in deferred tax expenses
Net cash used in investing activities was $47.9 million during the first nine months of fiscal 2006 as compared to $8.0 million of cash used in investing activities during the same period in fiscal 2005. The $39.9 million increase in cash utilized is due to a $10.3 million increase in capital expenditures and an increase of $29.6 million in the net purchase of short-term investments during the first nine months of 2006 compared to the same period in 2005.
Net cash provided by financing activities of $8.8 million during the first nine months of 2006 was $5.7 million more than the $3.1 million of cash used in financing activities during the same period in fiscal 2005. The change in cash flows from financing activities is the result of an increase of $4.7 million in proceeds from the issuances of common stock due primarily to option exercises and a $1.2 million increase in book overdraft, offset by a $200,000 increase in repayments of notes payable, long-term debt and capital leases.
EBITDA. EBITDA was $34.5 million for the nine month period ended September 30, 2006, as compared to $24.9 million for the nine months ended October 1, 2005. The increase in EBITDA is primarily attributable to the increase in gross margin as well as the Company’s ability to leverage higher sales against expenses. For an explanation and reconciliation of EBITDA, see Non GAAP Financial Information.
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
Credit facility. On March 31, 2005, we entered into a five-year revolving secured credit facility with Bank of America, N.A. (“B of A Facility”). Concurrent with the execution of the B of A Facility, we terminated our existing $95 million credit facility with Wells Fargo Bank N.A. as administrative agent. The B of A Facility allows borrowings and letters of credit up to a maximum of $40.0 million, with an option to increase borrowings up to $100.0 million, subject to a borrowing base determined by the value of certain inventory, credit card receivables, invested cash and, at our discretion, mortgaged leaseholds. The B of A Facility is secured by certain of our assets including, but not limited to, cash, inventory and fixed assets. Borrowings under the B of A Facility bear interest, at our election, at the prime rate or at London Interbank Offering Rate (“LIBOR”) plus a margin ranging from 1.00% to 1.50%, depending on the excess borrowing availability over amounts borrowed. Interest rates are determined quarterly. We are charged a commitment fee on the unused portion of the B of A Facility. There are no financial covenants, other than the obligation to maintain a certain percentage of minimum excess availability (as defined in the agreement) at all times. The B of A Facility requires compliance on a monthly basis with certain non-financial covenants, including limitations on incurring additional indebtedness and making investments, the use and disposition of collateral, changes of control, as well as cash management provisions. We expect that we will be in compliance with all covenants. We further expect that our cash requirements will be generated from operations and borrowings under the new credit facility. As of September 30, 2006, we had letters of credit outstanding totaling $12.5 million, which reduce our borrowing availability to approximately $27.5 million.
As of September 30, 2006, we had no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees, except as disclosed in the notes to the consolidated financial statements. As of September 30, 2006, we have working capital of $6.1 million, an increase of $18.5 million over the nine months ended October 1, 2005.
Capital expenditures. We spent approximately $29.4 million during the nine months ended September 30, 2006 for new store construction, remodels and other capital expenditures. During 2006, we have experienced higher construction and related costs due to increased construction material and labor costs, and partially due to an increase in the size of our store prototype. Our average capital expenditures to open a leased store, including leasehold improvements and equipment and fixtures, has ranged from approximately $2.0 million to $5.0 million historically, excluding inventory costs. We anticipate that the average capital expenditures to open a natural foods supermarket format store will be $3.0 million to $4.0 million in the future, on a turnkey lease basis. Under turnkey leases, the landlord constructs the building to our specifications, and installs equipment we purchase. Average capital expenditures for non turnkey leases are expected to be between $5.0 million and $7.0 million. Our average capital expenditures to open a farmers’ market format store are estimated at $2.5 million to $3.0 million in the future. Delays in opening new stores may result in increased capital expenditures and pre-opening costs, as well as lower than planned sales for the Company.
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
New Accounting Pronouncements
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effect of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by us in our fiscal year ending December 30, 2006. We are currently assessing the possible impact, if any, the adoption of SAB No. 108 may have on our financial position and results of operations.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact SFAS No. 157 may have on our financial position.
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact implementing FIN No. 48 may have on our financial position and results of operations.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Tax Force in Issue No. 06-3 (“EITF 06-3”), How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 also concluded that the presentation of taxes within its scope on either a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. EITF 06-3 is effective for periods beginning after December 15, 2006. We currently present these taxes on a net basis and have elected not to change our presentation method.
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
On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates, including those related to:
•	Goodwill valuation,

•	Asset impairment charges,

•	Restructuring charges and store closing costs,

•	Inventory valuation and reserves,

•	Self-insurance reserves,

•	Tax valuation allowances, and

•	Stock-based compensation expense
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
Goodwill. Goodwill consists of the excess cost of acquired companies over the sum of the fair market value of their underlying assets acquired and liabilities assumed. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is reviewed for impairment annually at the end of the second quarter at a reporting unit level, or more frequently, if certain indicators of impairment exist. We have one reporting unit at the enterprise level to which goodwill is allocated. We estimate fair value utilizing a combination of three different methods, consisting of market capitalization, discounted future cash flows, and earnings before interest, taxes, depreciation, amortization (“EBITDA”) multiples, and compare it to the carrying value of the enterprise for purposes of identifying potential impairment.
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
A 2.0% increase in our sales growth percentage assumption utilized in the cash flow projection would have resulted in no stores identified for impairment and no related asset impairment charges. A 2.0% decrease in our sales growth percentage assumption would have resulted in the impairment of two stores held for use and approximately $3.0 million of additional asset impairment charges.
Restructuring and store closure costs. We reserve for the present value of lease-related costs associated with store and support facility closures, relocations, and sales when the store or facility is closed. The calculation of the lease-related liabilities involves applying a discount rate to the estimation of our remaining lease obligations, taxes and common area maintenance, net of future estimated subtenant income. The lease liabilities usually are paid over the lease terms associated with the closed stores, which have had remaining terms ranging from one month to 25 years. Store closing liabilities are reviewed each reporting period to ensure that the amounts recorded reasonably reflect our future obligations associated with closed stores and facilities based on the most current information available. Adjustments to existing lease-related liabilities are primarily a result of changes in the expected timing or amount of subtenant income, and are made in the period in which the change in facts and circumstances, as well as their related impacts, become known and estimable. Lease-related closure costs and associated severance costs are made in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit of Disposal Activities.” Severance costs incurred in connection with store closings are recorded when the employees have been identified and notified of the termination benefits to be made to the employees.
In evaluating the reserves for lease-related liabilities, management considers a number of variables that would affect the marketability of the space such as recent demand for similar space in the market area, the number of potential subtenants expressing interest, specific characteristics of the property, any limitations in the use of the space imposed by the landlord, as well as the creditworthiness of actual subtenants. The above factors are continuously reevaluated and have a significant impact on management’s assumptions used in estimating the timing and amount of any subtenant income, and thus the amount of required reserves.
In calculating the lease-related liabilities, we apply a discount rate to our estimated remaining lease obligations. By decreasing the discount rate by 2.0%, we determined that our third quarter lease-related restructuring expense would have increased by approximately $22,000. An increase of 2.0% in the discount rate would have decreased the third quarter lease-related restructuring expense by $22,000.
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
Relative to the above, a hypothetical increase of 1.0% to our cost-to-retail ratio would result in an increase of approximately $879,000 to our inventory valuation. Conversely, a hypothetical decrease of 1.0% would result in a decrease of approximately $879,000 to our inventory balance as of the end of third quarter, 2006. With regards to our allowance for inventory, an increase or decrease of 1.0% would cause our allowance to fluctuate by about $697,000.
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
Tax valuation allowances. We utilize the concepts and guidance of SFAS No. 109, “Accounting for Income Taxes” in assessing the ability to realize our deferred tax assets. The Company establishes valuation allowances based on historical taxable income, projected future income, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. Based on our analysis in 2004, we established a full valuation allowance against our net deferred tax assets as it was not more likely than not that the assets would be realized under SFAS No. 109 Accounting for Income Taxes.
When we are able to show a profitable trend and have generated cumulative income for a reasonable period, we will re-evaluate the need for a valuation allowance using all factors available to us at that time.
Stock-based compensation expense. Effective January 1, 2006, we adopted the provisions of SFAS No. 123R and related interpretations, using the Black-Scholes valuation model and the modified prospective application. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense on a straight-line basis over the awards’ vesting period. Determining the fair value of stock-based awards at grant date requires judgment, including estimating the amount of stock-based awards expected to be forfeited. If actual results differ significantly from these estimates, our results of operations could be materially impacted. These estimates are outlined in Note 4 — Stock-Based Compensation.
Cautionary Statement Regarding Forward-Looking Statements
This Report on Form 10-K contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks. Such forward-looking statements include statements as to the number of stores we plan to open or relocate in future periods and the anticipated performance of such stores; the impact of competition; the sufficiency of funds to satisfy our cash requirements through the remainder of fiscal 2006; the impact of changes resulting from our merchandising and marketing programs; our ability to benefit from past supply chain modifications; expected pre-opening expenses and capital expenditures; and other statements containing words such as “believes,” “anticipates,” “estimates,” “expects,” “may,” “intends” and words of similar import or statements of management’s opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause differences in results of operations include, but are not limited to, the timing and execution of new store openings, relocations, remodels and closures; new competitive impacts; changes in product supply or suppliers and supplier performance levels; changes in management information needs; changes in customer needs and expectations; changes in government regulations applicable to our business; changes in economic or business conditions in general or affecting the natural foods industry in particular; cost and stability of fuel and power sources; and competition for and the availability of sites for new stores. We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.

Non GAAP Financial Information
The following is a reconciliation of EBITDA and EBITDA, as adjusted, to net income (in thousands):

	THREE MONTHS ENDED
	September 30, 2006	October 1, 2005
Net income	$3,108	$82
Interest expense, net of interest income	1,198	1,333
Income tax expense	68	173
Depreciation and amortization	6,468	6,517

EBITDA	10,842	8,105
Loss on asset disposals, net	19	43
Stock-based compensation expense	760	139
Restructuring and asset impairment charges, net	260	51

EBITDA, as adjusted	$11,881	$8,338

EBITDA, as a percentage of sales	3.7%	2.9%
EBITDA, as adjusted, as a percentage of sales	4.1%	3.0%

	NINE MONTHS ENDED
	September 30, 2006	October 1, 2005
Net income (loss)	$10,863	$(148)
Interest expense, net of interest income	3,600	4,959
Income tax expense	520	496
Depreciation and amortization	19,525	19,635

EBITDA	34,508	24,942
Loss on early extinguishment of debt	—	559
Loss on asset disposals, net	186	87
Stock-based compensation expense	2,049	383
Restructuring and asset impairment charges, net	2,225	2,511

EBITDA, as adjusted	$38,968	$28,482

EBITDA, as a percentage of sales	3.9%	3.0%
EBITDA, as adjusted, as a percentage of sales	4.4%	3.4%
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
Should we begin drawing on the B of A Facility for additional capital, our exposure to interest rate changes would be primarily related to our variable rate debt issued under the B of A Facility. The total commitment available is $40.0 million under a revolving line of credit, with a five-year term expiring March 31, 2010. The interest rate on the credit facility is prime or LIBOR plus 1.25%, at our election, and the rates modify depending on the excess borrowings availability over amounts borrowed. Because the interest rate on the facility is variable, based upon the prime rate or LIBOR, the Company’s interest expense and net income would be affected by interest rate fluctuations.
Item 4. Controls and Procedures
Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2006. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
Tim Auchterlonie, individually and on behalf of all others similarly situated and the general public, and Roes 1 to 1000 vs. Wild Oats Markets, Inc. and Does 1 through 100, is a suit brought in August 2004 in the Superior Court, County of Los Angeles, for payment of overtime and damages relating to alleged violations of the California Business and Professions Code by a former store director claiming that he should have been classified as an employee paid on an hourly basis, together with other related claims. In mid-2005, five additional named plaintiffs were added to the suit, and the trials of the original plaintiff and the new plaintiffs were bifurcated. We believe that all of the named plaintiffs were correctly classified as exempt employees based upon their job duties. We settled with the original plaintiff, and settled with three other plaintiffs for an immaterial amount in the aggregate prior to the bench trial. The remaining plaintiff dropped her claim of unfair business practices. After the bench trial, the Court found in favor of the plaintiff on the claim for unlawful nonpayment of overtime compensation, and ordered that judgment on damages should enter in the amount of approximately $43,700, plus attorneys’ fees in the amount of approximately $87,000. We intend to appeal the judgment.
Ana Marie Hoeppner et al. v. Wild Oats Markets, Inc., Superior Court, County of Los Angeles, is a case filed by seven California plaintiffs involving parties and claims found in the Auchterlonie lawsuit disclosed above. A jury trial is set to commence on January 29, 2007. The lawsuit is in the discovery phase. We believe that we will prevail on the issue of improper classification as managerial employees.
Jason Puerto, et al. v. Wild Oats Markets, Inc., is a suit brought by seven plaintiffs in October 2006 in the Superior Court, County of Los Angeles, claiming unlawful nonpayment of overtime compensation, failure to compensate for all hours worked, unfair business acts and practices and failure to pay wages upon discharge. We intend to file an answer denying liability.
In October 2000, we were named as defendant in 3601 Group Inc. v. Wild Oats Northwest, Inc., Wild Oats, Inc. and Wild Oats Markets, Inc., a suit filed in Superior Court for King County, Washington, by a property owner who claims that Alfalfa’s Inc., our predecessor in interest, breached a lease in 1995 related to certain property in Seattle, Washington. After trial in fiscal 2002, a jury awarded $0 in damages to the plaintiffs, and we were subsequently awarded $190,000 in attorneys’ fees. The judgment was reversed on the plaintiff’s appeal and the matter was remanded to the trial court. A jury trial held in August 2006 resulted in an award of damages to plaintiff in the amount of $236,209. The plaintiff is entitled to an award of interest, costs and reasonable and necessary attorney’s fees, in an amount to be determined by the trial court. We intend to file an appeal after judgment is entered.
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
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
The following information is being provided in lieu of filing under Item 1.01 of Form 8-K to report the amendments to compensatory arrangements with two named executive officers. Effective July 30, 2006, the following changes were made to the annual salaries of two named executive officers:

		Past Annual	Annual Salary, effective
Name	Title	Salary	July 30, 2006
Robert B. Dimond	Chief Financial Officer and Senior Vice President	$290,000	$400,000
Freya Brier	Senior Vice President, General Counsel and Corporate Secretary	$265,000	$315,000
The increase in Mr. Dimond’s annual salary was accompanied by a grant of 60,000 options to purchase the Company’s Common Stock, and the grant of 20,000 shares of restricted Common Stock, as disclosed on Form 4 dated August 7, 2006, and also by an increase in severance benefits payable to Mr. Dimond under certain circumstances, as described more specifically in the Company’s Current Report on Form 8-K dated August 24, 2006, and in the First Amendment to Employment Agreement filed therewith.
Item 6. Exhibits

Exhibit Number	Description
10.1#**	Sixth Amendment to Employment Agreement between Wild Oats Markets, Inc. and Perry D. Odak, dated August 14, 2006. (1)
10.2#**	First Amendment to Employment Agreement between Wild Oats Markets, Inc. and Robert B. Dimond, dated August 24, 2006. (2)
10.3#+	Employment Agreement dated October 4, 2006 between Roger E. Davidson and Registrant.
10.4#+	Roger E. Davidson Equity Incentive Plan
10.5#+	Severance Agreement dated October 30, 2006 between Roger E. Davidson and Registrant.
31.1+	CEO Certification under Section 302 of Sarbanes-Oxley Act of 2002
31.2+	CFO Certification under Section 302 of Sarbanes-Oxley Act of 2002
32.1+	CEO Certification under Section 906 of Sarbanes-Oxley Act of 2002
32.2+	CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002

#	Management Compensation Plan.

**	Previously filed.

+	Included herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 14, 2006 (File No. 0-21577).

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 24, 2006 (File No. 0-21577).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, County of Boulder, State of Colorado, on the 7th day of November 2006.

Wild Oats Markets, Inc. (Registrant)
By:	/s/ Robert B. Dimond
Robert B. Dimond
Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.3#+	Employment Agreement dated October 4, 2006 between Roger E. Davidson and Registrant.
10.4#+	Roger E. Davidson Equity Incentive Plan
10.5#+	Severance Agreement dated October 30, 2006 between Roger E. Davidson and Registrant.
31.1+	CEO Certification under Section 302 of Sarbanes-Oxley Act of 2002
31.2+	CFO Certification under Section 302 of Sarbanes-Oxley Act of 2002
32.1+	CEO Certification under Section 906 of Sarbanes-Oxley Act of 2002
32.2+	CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002

+	Included herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 14, 2006 (File No. 0-21577).

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 24, 2006 (File No. 0-21577).