Form 10-K
period 2006-12-30
WILD OATS MARKETS INC
filed 2007-03-15
CIK 909990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-21577
WILD OATS MARKETS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	84-1100630 (I.R.S. Employer Identification Number)
1821 30th Street
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
  Yes     ☐     No     ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:
  Yes     ☐     No     ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
  Yes     ☑     No     ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer     ☐          Accelerated Filer     ☑          Non-Accelerated Filer     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act). Yes     ☐     No     ☑
The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant based on the closing price at which such stock was sold as reported by NASDAQ National Market on June 30, 2006 was approximately $332,639,386. For purposes of this calculation, executive officers, directors and 5% or greater stockholders are deemed to be affiliates of the registrant.
As of February 26, 2007, the registrant had outstanding 29,858,152 shares of common stock, par value $0.001 per share.

PART I.
Item 1.
BUSINESS
Who We Are
Wild Oats Markets, Inc. (“Wild Oats”, “we”, “us” and “our”) is one of the largest natural foods supermarket chains in North America. As of February 26, 2007, we operated 110 natural foods stores in 24 states and British Columbia, Canada under several names, including:
•	Wild Oats Marketplace (nationwide)

•	Henry’s Farmers Market (southern California)

•	Sun Harvest (Texas)

•	Capers Community Market (British Columbia, Canada)
We are dedicated to providing a broad selection of natural, organic and gourmet foods, environmentally friendly household products and natural vitamins, supplements, herbal and homeopathic remedies, and body care products at competitive prices, in an inviting and educational store environment that emphasizes customer service. Our broad selection of natural and organic products appeals to health-conscious shoppers while offering virtually every product category found in a conventional supermarket, including dry grocery, produce, meat, poultry, seafood, dairy, frozen, prepared foods, bakery, vitamins and supplements, health and body care, and household items. We believe that industry data stating that the natural products industry currently comprises approximately 5% of the total grocery industry suggests significant potential for us to continue to expand our customer base.
Natural Products Industry
Retail sales of natural products have grown from $1.9 billion in 1980 to $25.5 billion in 2005, and total sales of natural products (including natural product retailers, mass market retailers, multi-level marketers and through practitioners, internet and mail order) reached $51.4 billion in 2005, a 12.2% increase over the prior year (Natural Foods Merchandiser, June 2006). We believe this growth reflects a broadening of the natural products consumer base, which is being propelled by several factors, including healthier eating patterns, increasing concern regarding food purity and safety, and greater environmental awareness. While natural products generally have higher costs of production and correspondingly higher retail prices, we believe that more of the population now attributes added value to natural products and is willing to pay a premium for such products. Despite the increase in natural foods sales within conventional supermarkets, we believe that conventional supermarkets still lack the concentration on a wide variety of natural and organic products, and emphasis on service and consumer education that our stores offer.
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
High product standards. We offer a broad range of products meeting our product standards throughout our merchandise categories, and emphasize unique products and brands not typically found in conventional supermarkets. We believe our product standards for natural and organic products are among the highest in the industry and only include products that are free from synthetic additives including artificial preservatives, colors or flavors, hydrogenated oils, antibiotic and growth hormone-free meats, cruelty-free bodycare products and sustainable seafood. We also routinely conduct quality assurance checks of our corporate branded manufacturers’ facilities to verify compliance with our standards. Each of our stores tailors its product mix to meet the preference of its local market, and where cost of goods and distribution logistics allow, we source produce and other items from local growers and vendors.

Educational and entertaining store environment. Each store strives to create a fun, friendly and educational environment that makes grocery shopping enjoyable, encouraging shoppers to spend more time in the store and to introduce them to new products. In order to enhance our customers’ understanding of natural foods and how to prepare them, we train our store staff to educate customers about the benefits and quality of our products, and prominently feature educational brochures, newsletters, and in-store demonstrations and product samplings, as well as other in-store consumer information resources. Computer kiosks offer access to our Web site and informational databases on health and food topics.
Extensive community involvement. We seek to engender customer loyalty by our strong commitment to the local communities in which we operate. Each store makes meaningful monetary and in-kind contributions to local not-for-profit organizations through programs such as “5% Days,” where a store donates 5% of its net sales from one day to a local not-for-profit group, a “Charity Work Benefit” where we pay employees for time spent volunteering for local charities, and cash register donation programs, which enlist the support of our customers to make donations. Oftentimes, we include a matching donation from the Company. Additionally, we encourage our customers to recycle and reuse grocery bags through our “wooden nickel” program where customers receive wooden tokens for every bag they reuse. The customer then donates the wooden nickels, valued at five cents each, to local charities.
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
Competitive pricing. We seek to offer products at prices that are competitive with those of other natural foods stores and conventional markets. Our “Wild Buy” program provides a large selection of unadvertised, in-store specials, while our bi-weekly flyer continues to offer aggressive advertised specials on items that we believe our customers want most. We believe these pricing programs broaden our consumer appeal and encourage our customers to fulfill more of their shopping needs at our stores.
Products
Overview. We offer our customers a broad selection of unique products that are natural and organic alternatives to those found in conventional supermarkets, as well as gourmet and ethnic foods. We generally do not offer conventional brands and focus instead on a comprehensive selection of natural and organic products within each category. Although the core merchandise assortment is similar at each of our stores, individual stores adapt the product mix to reflect local and regional preferences. We regularly introduce new natural, organic, gourmet and locally grown products in our stores to differentiate our merchandise selection from products carried by conventional supermarkets. We continue to evaluate our product selection based not just on taste and price, but also in relation to our mission and values, which emphasize sustainability and giving back to our communities as two key values of our business.
We intend to continue to expand and enhance our prepared foods, value-added items (such as marinated or stuffed meats and seafood) and in-store café environment. We believe consumers are increasingly seeking convenient, healthy, “ready-to-eat” meals and, by increasing our commitment to this category, we can provide an added service to our customers, broaden our customer base and further differentiate our stores from conventional supermarkets and traditional natural foods stores.
Quality standards. We strive to offer products that taste great and meet the following standards:
•	foods free of hydrogenated oils and synthetic additives, such as artificial colors, flavors, and preservatives;

•	meats that are humanely raised and contain no antibiotics or added growth hormones;

•	locally and organically grown produce, unique regional products; and

•	natural personal care and household items that are not tested on animals.
Corporate brands. The natural foods industry is highly fragmented and characterized by many small independent vendors. As a result, we believe that our customers do not have strong loyalty to particular brands of natural foods products. In contrast to conventional supermarkets whose private label products are intended to be low-cost alternatives to name-brand products, we developed our “Wild Oats® Organic”, “Wild Oats® Natural”, “Wild Oats® Living”, “Wild Oats® Food Origins”, “Wild Oats® Essentials”, and “Henry’s®” corporate brands programs around higher quality products in order to build brand loyalty to specific products based on the quality of the products, our relationship with our customers, and our reputation as a natural and organic foods authority.

This leadership position as a leading natural and organic brand has extended beyond our role as a retailer. Our Wild Oats branded products are being offered for sale through Peapod.com in Chicago and Washington DC, and in the Northeastern United States at Price Chopper supermarkets and Pathmark stores. We have also introduced Wild Oats brand products outside of the United States into Hong Kong, Singapore and Malaysia. We expect these relationships to grow in the future.
Through the corporate brands program, we have successfully introduced over 1400 high-quality natural and organic Wild Oats and Henry’s branded products, such as cereals, breads, salad dressings, cream cheese, chips, salsa, pretzels, cookies, juices, Italian sodas, French and Belgian chocolates, Italian pasta and pasta sauces, gourmet oils, vinegar tuna, and frozen products, such as pizza, veggie burgers and waffles. In fiscal 2006, we introduced almost 400 new and reformulated corporate branded products, including cheese, honey, detergent, popcorn, ice cream, lemonade, cultured dairy, frozen entrees, crackers, soymilk, canned vegetables, fruit bars, meatballs, Thai soups, veggie chips, chai tea, and paper products. We also developed lines of imported products including spices, chocolates, cookies, cereals, hard candy, and frozen organic beef burgers. We continue to expand our corporate branded product offerings, and we plan to introduce approximately 300 additional corporate branded products in 2007 including chicken wings and nuggets, frozen ethnic entrees, tea, and ice cream novelties.
Store Operations
Management and employees. Our stores are organized into three divisions. Each division has a general manager who is responsible for the results of the division and for providing feedback on market performance and ensuring adherence to our operating standards. In each of our eight regions, we maintain a regional director who has a staff of five department specialists, a human resource manager, a field marketing manager and a loss prevention manager reporting to them. These specialists formulate and supervise execution of store-level merchandising, pricing, customer shopping experience and staff development to ensure company-wide adherence to product standards and store concept service expectations.
Purchasing and Distribution
We have centralized merchandising departments for each major product category. These departments identify and approve products and negotiate volume purchase discount arrangements with distributors and vendors. The wholesale segment of the natural foods industry provides a large and growing array of product choices across the full range of grocery product categories.
We entered into a primary distribution agreement with United Natural Foods, Inc (“UNFI”) in January 2004 that commenced effective April 1, 2004, and has a five-year term. Either party may terminate the agreement for defaults by the other party of certain provisions of the agreement. Under the terms of the UNFI agreement, we are obligated to purchase a majority of certain specified categories of goods for sale in our U.S. stores from UNFI, except in certain defined circumstances when such purchasing obligation is excused. We believe UNFI has sufficient warehouse capacity and distribution technology to service our existing stores’ distribution needs for natural foods and products, as well as the needs of new stores in the future. As part of our agreement with UNFI, we have received, and will continue to receive, a transition fee payable in certain years and subject to the Company meeting certain minimum purchase requirements, to offset a portion of the transition costs incurred during the transition of our primary distribution relationship to UNFI.
We operate a 241,000 square foot distribution center (“DC”) in Riverside, California to service our stores located in the western United States. We believe this facility improves the quality and freshness of the perishable products we sell in our stores by providing the appropriate ambient temperature from arrival at our docks to loading on outgoing trucks. We also distribute certain grocery items from the DC where cost effective. As we enter new markets, we will evaluate the need for additional warehouse and distribution facilities. The DC currently delivers produce, private label groceries, bulk foods, and selected other items to the majority of our stores west of the Mississippi River.
We operate commissary kitchens in Denver, Colorado and Vancouver, British Columbia. These facilities produce deli food, bakery products and certain fresh private label items for sale in our stores. Each kitchen can make deliveries to stores within a certain radius of the facility. For stores outside the delivery area of our commissary kitchens, the individual stores’ food service departments produce their own goods from proprietary recipes.

Marketing
As a leading retailer of specialty foods with an emphasis on health and wellness, Wild Oats continues to build brand awareness and drive consumer traffic through various marketing vehicles. Mass media advertising, together with grassroots marketing, special events, online and direct marketing, as well as alliance marketing with organizations and products in our industry are used to educate new and existing customers about what the brand has to offer in terms of experience, values and products. In 2006, we expanded print advertising in newspapers and radio, we continued to leverage the internet to reach niche audiences and we made increased investments in grass roots marketing and special events.
Our farmers market format stores, Henry’s and Sun Harvest, are specialty retailers targeted towards customers learning about and entering the health and wellness arena. In 2006, increased investment in mass media and weekly circulars, as well as new websites, were leveraged to build awareness, and communicate price and product benefits.
Management Information Systems
Our management information systems have been designed to provide detailed corporate, regional and store-level merchandising, financial, marketing and operating data to regional directors, store directors and management at headquarters on a timely basis. We employ state-of-the-art applications and infrastructure at our DC, including wireless networks and voice-activated stock picking. We believe that our ability to continue controlling costs would be enhanced by continuous capital improvements in technology and software. As a result, in fiscal 2006, we completed several major initiatives, including:
•	implementation of a store-level perpetual inventory system;

•	upgrade of our store data networks with additional bandwidth at reduced unit cost;

•	implementation of thin client technology in store locations to reduce operating costs and improve data security;

•	implementation of security infrastructure, policies and procedures to comply with Payment Card Industry mandate; and

•	relocation to new corporate headquarters with no business interruption
The 2007 management information plans will have a continued focus on lowering operating costs and improving margins at the stores and the home office. Key 2007 initiatives include:
•	implemention of store-level labor standards to increase labor efficiency;

•	implementation of pricing and promotion optimization applications;

•	completion of upgrades to our enterprise resource planning financial systems and data warehouse applications;

•	rollout of electronic store ordering; and

•	evaluation of a future replacement point of sale platform.
Competition
Our competitors currently include other independent and multi-unit natural foods supermarkets, smaller traditional natural foods stores, conventional supermarkets and specialty grocery stores. While certain conventional supermarkets, smaller traditional natural foods stores and small specialty stores do not offer as complete a range of products as we do, they compete with us in one or more product categories. In recent years, several of the larger conventional grocers have significantly expanded their natural and organic foods and body care products, and have expanded their offerings of vitamins and supplements. We believe that the principal competitive factors in offering natural foods include customer service, quality and variety of selection, store location and convenience, price and store atmosphere. One of our more significant competitors is Whole Foods Markets, Inc. Our stores are smaller in size and less expensive to build, which gives us access to markets that may not have the diversity believed necessary to support large stores.

Employees
As of February 26, 2007, we employed approximately 4,872 full-time and 3,745 part-time employees. Approximately 8,239 of our employees are engaged at the store-level and 378 are devoted to regional and corporate activities. We believe that we maintain a good relationship with our employees. And, while we are not unionized at any operating unit, based on past union organizing attempts, we anticipate that in the future, one or more of our stores or support facilities may be the subject of attempted organizational campaigns by labor unions representing grocery industry workers.
All of our managerial employees participate in an incentive program that provides payment based on achieving certain performance targets and operations standards. In addition, we also seek to attract and retain enthusiastic and dedicated staff members through comprehensive benefits packages, including discounts on purchases, health and disability insurance, adoption assistance, an employee stock purchase plan and an employer-matching 401(k) plan.
Available Information
Our corporate Internet Web site is http://www.wildoats.com, (“Internet Web site”), where we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities Exchange Commission (“SEC”). These reports are also maintained by the SEC on their Web site at http://www.sec.gov. Additionally, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Charters of the Board of Directors’ Audit, Compensation and Nominating Committees, respectively, and our Code of Business Conduct and Ethics are also posted on our Internet Web site. We will post on our Internet Web site any waivers granted to the principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, that relate to any element of the Code of Ethics enumerated in Item 406(b) of Regulation S-K.
Item 1A.
RISK FACTORS
You are cautioned that there are risks and uncertainties that could cause our actual results to be materially different from those suggested by forward-looking statements that we make from time to time, both verbally and in writing. You should carefully consider the risk factors discussed below and recognize that other risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. The cautionary statements below discuss important factors that could cause our business, financial condition, operating results and cash flows to be materially adversely affected. The Company does not undertake any obligation to update forward-looking statements.
Our results of operations have been, and will continue to be affected by, among other things:
•	the successful opening and operating of new stores, and remodels/remerchandising of existing stores,

•	fluctuations in quarterly results of operations and stock price,

•	economic conditions,

•	competition,

•	labor issues,

•	loss of key management,

•	government regulations, and

•	changes in and performance by suppliers, distributors and manufacturers.
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
The construction or acquisition of new stores, remodeling/remerchandising of existing stores, as well as completion of capital purchases of new technology systems required for efficient operation of our business require substantial capital expenditures. In the past, cash generated from operations, debt and equity financing proceeds have funded our capital expenditures. These sources of capital may not be available to us in the future. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.
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
Our stock price has been, and continues to be, fairly volatile. Our stock price is affected by our quarterly and year-end results, whether those results are consistent with the expectations of financial analysts and investors, financial results of our major competitors and suppliers, general market and economic conditions and publicity about our competitors, our vendors, our industry, or us. Volatility in our stock price may affect our future ability to renegotiate our existing credit agreement or enter into a new borrowing relationship, or affect our ability to obtain new store sites on favorable economic terms.
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
Loss of key management. Our future direction and success is dependent in large part on our ability to attract and retain qualified executives to meet our future growth needs and on the continued services of certain key executive officers. Loss of any key officer may have an adverse affect on current operations and future growth programs. We face intense competition for qualified executives, many of whom are subject to offers from competing employers. Our compensation package for key management includes long-term equity incentives, such as stock options and restricted stock. Fluctuations in quarterly results of operations and stock price could diminish the value of our equity awards, putting us at a competitive disadvantage in recruiting and retention, or forcing us to use more cash compensation. We may not be able to attract and retain key executive personnel as necessary to operate our business.
Government regulations. We are subject to a myriad of laws, regulations and ordinances at the local, state and national level governing the operation of our stores and support facilities, and our ability to comply with these laws could negatively affect our store sales and operations, or could delay the opening of a new store. Such laws include the following: state and federal wage and hour laws, which may result in increased minimum wage levels, required payment of overtime to employees classified as salaried employees and increased benefit costs; National Organic Program regulations promulgated by the United States Department of Agriculture (“USDA”), which may require different handling of certain products or the exclusion of certain products from the definition of “organic”, each of which could limit product supply, increase costs or reduce revenues; state and federal health and sanitation regulations, which may require substantial equipment or tenant improvement modifications at added expense or increase labor costs and costs of food handling or impact the ability to supply from commissaries across state lines; local and state laws restricting the availability of liquor licenses and liquor sales, which may reduce some stores’ sales; and land use and zoning regulations, which may impact hours of operation, hours when shipments may be received and the ability to provide certain services or products, which may reduce revenues or increase direct store operating costs. Implementation of and changes to such laws can have a material impact on our sales volume, costs of goods and direct store expenses. In addition, from time to time we are audited by various governmental agencies for compliance with existing laws, and we could be subject to fines or operational modifications as a result of noncompliance.

Changes in and performance by suppliers, distributors and manufacturers. In January of 2004, we executed a five-year primary distribution agreement with UNFI. We purchase approximately 30% of our total products from UNFI, and the remainder from small vendors and secondary and tertiary distributors. In addition, in 2004 we opened a DC in Riverside, California. At the end of fiscal 2006, the majority of our stores west of the Mississippi River were receiving substantially all of their produce, bulk items, private label groceries, and selected other items from our DC. Significant disruptions in operations of our distributors or at our DC could materially impact our operations by disrupting store-level merchandise selection, resulting in reduced sales. Also, from time to time, we may experience product shortages due to the impact of adverse weather conditions, such as drought or flood, or disruptions in the supply chain from competition for products from other retailers, product shortages and transportation disruptions. These shortages may result in decreased product selection and increased out-of-stock conditions, as well as higher product costs, which result in decreased sales or margins.
Item 1B.
UNRESOLVED STAFF COMMENTS
None.
Item 2.
PROPERTIES
We currently lease approximately 82,500 square feet for our corporate headquarters in Boulder, Colorado. The primary lease expiration is February 28, 2017, with two five-year renewal options. We also have two commissary facilities, each located in an operating store (Colorado and Canada), and we lease one DC in California.
We lease all of our stores, including operating, closed, and under construction locations. Our leases typically provide for a 10 to 15-year base term and generally have several renewal periods. The rental payments are generally fixed base rates, although many of our older leases call for payment of minimum base rent with additional rent calculated on a percentage of sales over a certain break point. As we move into denser markets with less available land for development, we anticipate that many of our leases will include delivery of a building shell plus some kind of tenant improvement allowance.

Store Locations
The following map and store list show, as of February 26, 2007, the number of natural foods grocery stores that we operate in each state and Canadian province and the cities in which our stores are located.

Arizona:	Tucson (2), Phoenix, Scottsdale
Arkansas:	Little Rock
California:	Orange County (6), metro Los Angeles (5), metro San Diego (15), Riverside County (3), San Bernardino County (3)
Colorado:	Boulder (3), Colorado Springs, metro Denver (8)
Connecticut:	West Hartford, Westport
Florida:	Melbourne, Miami, Miami Beach, Tampa, Naples
Illinois:	Evanston, Hinsdale
Indiana:	Indianapolis (2)
Kansas:	Kansas City (2)
Kentucky:	Lexington, Louisville
Maine:	Portland
Massachusetts:	Boston (3)
Missouri:	Kansas City, St. Louis
Nebraska:	Omaha
Nevada:	Las Vegas (2), Reno
New Jersey:	Princeton
New Mexico:	Albuquerque (3), Santa Fe
Ohio:	Cincinnati (2), Cleveland, Columbus
Oklahoma:	Tulsa
Oregon:	Bend, Portland (5)
Tennessee:	Memphis, Nashville (2)
Texas:	Austin (2), Corpus Christi, El Paso, McAllen, San Antonio (3)
Utah:	Park City, Salt Lake City (3)
Washington:	Vancouver
British Columbia, Canada:	Vancouver (4)

Item 3.
LEGAL PROCEEDINGS
Tim Auchterlonie, individually and on behalf of all others similarly situated and the general public, and Roes 1 to 1000 vs. Wild Oats Markets, Inc. and Does 1 through 100, is a suit brought in August 2004 in the Superior Court, County of Los Angeles, for payment of overtime and damages relating to alleged violations of the California Business and Professions Code by a former store director claiming that he should have been classified as an employee paid on an hourly basis, together with other related claims. In mid-2005, five additional named plaintiffs were added to the suit, and the trials of the original plaintiff and the new plaintiffs were bifurcated. We believe that all of the named plaintiffs were correctly classified as exempt employees based upon their job duties. We settled with the original plaintiff and three other plaintiffs for an immaterial amount in the aggregate and the two other plaintiffs withdrew their claims. After the bench trial, the Court found in favor of the remaining plaintiff on the claim for overtime compensation, and entered judgment against the Company for $43,700. We have appealed the judgment.
The Hoeppner and Puerto cases, described below, are related to the Auchterlonie case. Ana Marie Hoeppner et al. v. Wild Oats Markets, Inc. and Does 1 through 100, Superior Court, County of Los Angeles, is a case asserted by six California plaintiffs arising from claimed misclassification as exempt employees. The parties are awaiting a trial date. We believe that we will prevail. Jason Puerto, et al. v. Wild Oats Markets, Inc. and Does 1 through 100, is a suit brought by eight plaintiffs in October 2006 in the Superior Court, County of Los Angeles, with substantively similiar claims as Hoeppner. We filed an answer denying liability. We do not believe that the total potential liability in either case is material to the Company.
In October 2000, we were named as defendant in 3601 Group Inc. v. Wild Oats Northwest, Inc., Wild Oats, Inc. and Wild Oats Markets, Inc., a suit filed in Superior Court for King County, Washington, by a property owner who claims that Alfalfa’s Inc., our predecessor in interest, breached a lease in 1995 related to certain property in Seattle, Washington. After trial in fiscal 2002, a jury awarded $0 in damages to the plaintiffs, and the Company was subsequently awarded $190,000 in attorneys’ fees. The judgment was reversed on the plaintiff’s appeal and the matter was remanded to the trial court. After a jury trial in August 2006, judgment was entered against us in the amount of $823,000, inclusive of attorneys’ fees, costs and interest. We have posted a bond and filed a notice of appeal.
In June 2002 an administrative law judge (“ALJ”) found against us in Wild Oats Markets, Inc. and Local 371, United Food & Commercial Workers, concerning certain unfair labor practice charges brought in connection with the opening of our store in Westport, Connecticut. In May 2005, the NLRB issued a Decision and Order, setting forth certain equitable, injunctive and monetary remedies to be undertaken by the Company, including payment of backpay less interim earnings, and offers of employment to certain former employees of a store that the Company sold in 2000 (the “Sold Store”). We agreed to reinstate one former employee and paid an immaterial amount to settle all claims related to the Sold Store.
We also are named as defendant in various actions and proceedings arising in the normal course of business. In all of these cases, we are denying the allegations and is vigorously defending against them and, in some cases, have filed counterclaims. Although the eventual outcome of the various lawsuits cannot be predicted, it is management’s opinion that these lawsuits will not result in liabilities that would materially affect our consolidated results of operations, financial position, or cash flows.
Item 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II.
Item 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ National Market under the symbol “OATS”.
The following are the quarterly high and low close prices for each quarter of the past two years:

	HIGH	LOW
First Quarter 2005	$10.80	$6.11
Second Quarter 2005	12.34	9.81
Third Quarter 2005	13.88	11.57
Fourth Quarter 2005	12.92	10.91
First Quarter 2006	$20.33	$11.75
Second Quarter 2006	19.49	15.70
Third Quarter 2006	20.27	15.35
Fourth Quarter 2006	18.67	14.02
As of February 26, 2007, Wild Oats’ common stock was held by 517 stockholders of record. No cash dividends have been declared previously on our common stock, and we do not anticipate declaring a cash dividend in the near future. Our existing credit facility contains restrictions on our ability to pay cash dividends.
Performance Chart
The following graph sets forth the stock price performance of the Company’s common stock for the period beginning December 28, 2001, and ending December 30, 2006, as contrasted with the NASDAQ Stock Market-US Index and the S&P Food Retail Index. The graph assumes $100 was invested at the beginning of the period and any dividends paid during the period were reinvested.

Cautionary Statement Regarding Forward-Looking Statements
This Report on Form 10-K contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks. Such forward-looking statements include statements as to the number of stores we plan to open or relocate in future periods and the anticipated performance of such stores; the impact of competition; the sufficiency of funds to satisfy our cash requirements; the impact of changes resulting from our merchandising and marketing programs; expected pre-opening expenses and capital expenditures; and other statements containing words such as “believes,” “anticipates,” “estimates,” “expects,” “may,” “intends,” and words of similar import or statements of management’s opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause differences in results of operations include, but are not limited to, the timing and execution of new store openings, relocations, remodels and closures; new competitive impacts; changes in product supply or suppliers and supplier performance levels; changes in management information needs; changes in customer needs and expectations; changes in government regulations applicable to our business; changes in economic or business conditions in general or affecting the natural foods industry in particular; and competition for and the availability of sites for new stores. We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.

Item 6.
SELECTED FINANCIAL DATA
(in thousands, except per-share amounts, number of stores, and debt to EBITDA, as adjusted, ratio)
The following selected financial data are derived from the consolidated financial statements of Wild Oats Markets, Inc. (the “Company”). The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company’s consolidated financial statements and related notes thereto and other financial information included elsewhere in this report.

FISCAL YEAR	2006	2005	2004	2003	2002
STATEMENT OF OPERATIONS DATA:
Sales	$1,183,022	$1,123,957	$1,048,164	$969,204	$919,130
Cost of goods sold and occupancy costs	827,827	796,396	751,314	683,480	643,769

Gross profit	355,195	327,561	296,850	285,724	275,361
Direct store expenses	277,043	264,074	257,254	233,580	224,942

Store contribution	78,152	63,487	39,596	52,144	50,419
Selling, general and administrative expenses	54,848	45,307	40,625	39,987	28,623
Loss on disposal of assets, net	1,116	187	187	2,087	21
Pre-opening expenses	5,209	3,419	5,265	3,490	2,737
Restructuring and asset impairment charges (income), net	28,170	3,967	2,461	(1,259)	(775)

Income (loss) from operations	(11,191)	10,607	(8,942)	7,839	19,813
Loss on early extinguishment of debt	—	559	—	186	—
Interest expense, net	4,740	6,294	5,239	4,966	11,077

Income (loss) before income taxes	(15,931)	3,754	(14,181)	2,687	8,736
Income tax expense	657	569	25,838	1,094	3,666

Net income (loss)	$(16,588)	$3,185	$(40,019)	$1,593	$5,070

Basic net income (loss) per common share	$(0.57)	$0.11	$(1.37)	$0.05	$0.19

Weighted-average number of common shares outstanding, basic	29,359	28,812	29,219	29,851	26,481

Diluted net income (loss) per common share	$(0.57)	$0.11	$(1.37)	$0.05	$0.19

Weighted-average number of common shares outstanding, assuming dilution	29,359	29,249	29,219	30,258	27,082

Number of stores at end of period	109	113	108	103	99
BALANCE SHEET DATA:
Working capital deficit	$(12,445)	$(10,601)	$(24,936)	$(35,558)	$(25,541)
Total assets	$446,638	$418,870	$405,560	$373,428	$361,454
Long-term debt (including capitalized leases)	$147,662	$148,181	$148,675	$64,042	$77,217
Stockholders’ equity	$108,596	$109,542	$101,101	$162,373	$156,187
NON GAAP FINANCIAL DATA (1) :
EBITDA, as adjusted	$46,927	$41,556	$22,333	$36,518	$43,712
Debt to EBITDA, as adjusted	3.2	3.6	6.9	1.8	1.8
(1)	For an explanation of EBITDA, as adjusted, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non GAAP Financial Information.

Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report on Form 10-K contains certain forward-looking statements regarding our future results of operations and performance. Important factors that could cause differences in results of operations include, but are not limited to: the timing, execution and success of new store openings, relocations and remodels; the timing of and liability resulting from closures; amount of time before new stores become profitable; the timing and impact of promotional and advertising campaigns; the impact of competition; changes in merchandising strategies, product supply or suppliers; changes in management information needs; changes in customer needs and expectations; governmental and regulatory actions; general industry or business trends or events; changes in economic or business conditions in general or affecting the natural foods industry in particular; and competition for and the availability of sites for new stores and potential acquisition candidates. See Item IA. Risk Factors, and Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement Regarding Forward-Looking Statements.
Executive Summary
This Executive Summary section of Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a broad summary of the more specific and detailed information disclosed in other sections of this report. The context that it provides should be viewed as a supplement to, and read in conjunction with the details contained elsewhere in this report. Wild Oats Markets, Inc. is one of the largest natural food supermarket chains in North America, with 110 stores in 24 states and British Columbia, Canada, as of February 26, 2007.
Our revenues are primarily derived from the retail sale of grocery products at our stores. We operate in the retail grocery industry with two store formats: the natural foods supermarket, under the Wild Oats Marketplace name nationwide and Capers Community Market name in Canada; and the farmers market format, under the Henry’s Farmers Market name in southern California, and the Sun Harvest name in Texas. Both formats emphasize natural and organic products with a wide selection of products in a full-service environment. The formats share a core demographic customer profile and similar economic characteristics. We manage support services provided to the stores centrally from our Boulder, Colorado headquarters. All of our stores in the United States, regardless of format, purchase from the same primary distributor based on centralized negotiations, merchandising and marketing strategies. Our Riverside, California DC, primarily supplies produce, private label groceries, bulk foods, and selected other items for the majority of our stores west of the Mississippi River. We continue to identify additional procurement opportunities to maximize efficiencies of the DC.
In 2006, we focused our efforts on increasing our store profitability. Three of our new store openings this year set records for the highest grand opening sales in the Company’s history by their respective format. We opened seven new stores in existing markets and completed four major remodels. We raised gross margins to 30.0% through growth in higher margin products, improvements in our supply chain efficiencies, and by increasing the profitability of underperforming stores. Further, we are concentrating on increasing our corporate branded products as a percent of our overall net sales. We continued to build our Wild Oats brand through private label growth by way of wholesale distribution arrangements with Pathmark Stores, Inc. and Price Chopper Supermarkets, in addition to an alliance with Peapod, an online grocery delivery service in metropolitan Chicago, Illinois and Washington, DC.
As of February 26, 2007, we had 110 stores located in 24 states and Canada, as compared to 113 stores in 24 states and Canada as of the end of fiscal 2005. A summary of store openings, acquisitions, closures and sales is as follows:

	TOTAL STORE COUNT
	Fiscal Year Ending					Period Ending
	2002	2003	2004	2005	2006	Feb 26, 2007
Store count at beginning of period	107	99	103	108	113	109
Stores opened	1	8	12	8	7	1
Stores closed	(5)	(4)	*(6)	(3)	(11)	—
Stores sold	(4)	—	(1)	—	—	—

Store count at end of period	99	103	108	113	109	110

*Includes the closure of one store in Phoenix, Arizona that was converted to a new format and reopened in 2004.

As has been our practice in the past, we will continue to evaluate the profitability, strategic positioning, impact of potential competition, and sales growth potential of all of our stores on an ongoing basis. We may, from time to time, make decisions regarding closures, disposals, relocations or remodels in accordance with such evaluations. In fiscal 2006, we have closed eleven stores that were smaller, older or underperforming. Of the eleven stores, three leases have terminated. We also announced the decision to close one store when its lease expires in 2007. In connection with the decision, we recognized the impairment of that store’s operating assets to their net realizable value in the fourth quarter of 2006.
Outlook
We plan on re-investing in our existing stores and our customers in 2007. We also plan to grow comparable store sales throughout the year for an increase of approximately two to three percent in 2007. We will continue to add new products to our shelves to provide more unique, specialty and gourmet items for our customers, and to focus on the customers’ shopping experience, we are initiating a regional focus to identify sales opportunities that are unique to certain parts of the country. We plan to continue to grow our corporate branded products and will add an additional 300 new items under the Wild Oats and Henry’s product lines. We will continue to focus on strengthening our perishable products offerings by adding more local and seasonal items to our mix in the produce and meat and seafood departments along with expanding our offerings as a whole.
We plan on leveraging the momentum we gained through 2006 in the merchandising or procurement of our products, along with the development of store inventory tools to get our gross margin to approximately 30.5 percent for the fiscal 2007 year. With increasing sales, we intend to further leverage our direct store expenses, particularly payroll, to keep costs controlled.
EBITDA, as adjusted, in 2007 should be in the $59.0 million to $62.0 million range. During 2007, we intend to remodel up to 20% of our store base, balanced with responsible new store growth. Capital expenditures for 2007 should be in the range of $48.0 million to $52.0 million.
On February 21, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Whole Foods Market, Inc. and WFMI Merger Co., a wholly-owned subsidiary of Whole Foods Market, Inc. (“the Purchaser”). Subject to the terms and conditions of the Merger Agreement, on February 27, 2007, Purchaser commenced a tender offer on Schedule TO filed with the Securities and Exchange Commission, to purchase all of our outstanding shares of common stock, par value $0.001 per share, including the associated preferred stock purchase rights, issued pursuant to the Rights Agreement, dated as of May 22, 1998, as amended (the “Rights Agreement”), between us and Wells Fargo Bank, N.A., as successor in interest to Norwest Bank Minneapolis, N.A., as rights agent (such Common Stock, together with the associated Rights, the “Shares”), at a purchase price of $18.50 per Share net to us in cash, without interest thereon upon the terms and subject to the conditions set forth in the Offer to Purchase dated February 27, 2007, and the related Letter of Transmittal (which, together with any amendments or supplements thereto, constitute the “Offer”). Consummation of the Offer is subject to customary closing conditions, including the expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”). On March 13, 2007, we and WFM received a request for additional information (commonly known as a “second request”) from the Federal Trade Commission (“FTC”) in connection with the Offer. We intend to continue to cooperate fully with FTC and to respond promptly to this request. The effect of the second request is to extend the waiting period imposed by the HSR Act until 10 days after WFM has substantially complied with the request, unless that period is extended voluntarily by the parties or terminated sooner by the FTC. Refer to Note 18 — Subsequent Event for further details.

Results of Operations
Our net loss for fiscal 2006 was $16.6 million, or $0.57 per diluted share, compared with net income of $3.2 million, or $0.11 per diluted share in fiscal 2005, and a net loss of $40.0 million, or $1.37 per diluted share in fiscal 2004. The following table sets forth, for the periods indicated, certain selected income statement data expressed as a percentage of sales and in dollars (percentages may not add due to rounding):

FISCAL YEAR	2006		2005		2004
Sales	$1,183,022	100.0%	$1,123,957	100.0%	$1,048,164	100.0%
Cost of goods sold and occupancy costs	827,827	70.0%	796,396	70.9%	751,314	71.7%

Gross profit	355,195	30.0%	327,561	29.1%	296,850	28.3%
Direct store expenses	277,043	23.4%	264,074	23.5%	257,254	24.5%

Store contribution	78,152	6.6%	63,487	5.6%	39,596	3.8%
Selling, general and administrative expenses	54,848	4.6%	45,307	4.0%	40,625	3.9%
Loss on disposal of assets, net	1,116	0.1%	187	—%	187	—%
Pre-opening expenses	5,209	0.4%	3,419	0.3%	5,265	0.5%
Restructuring and asset impairment charges (income), net	28,170	2.4%	3,967	0.4%	2,461	0.2%

Income (loss) from operations	(11,191)	(0.9)%	10,607	0.9%	(8,942)	(0.9)%

Loss on early extinguishment of debt	—	—%	(559)	—%	—	—%
Interest income	2,647	0.2%	1,669	0.1%	1,070	0.1%
Interest expense	(7,387)	(0.6)%	(7,963)	(0.7)%	(6,309)	(0.6)%

Income (loss) before income taxes	(15,931)	(1.3)%	3,754	0.3%	(14,181)	(1.4)%
Income tax expense	657	0.1%	569	—%	25,838	2.5%

Net income (loss)	$(16,588)	(1.4)%	$3,185	0.3%	$(40,019)	(3.9)%

Year over Year 2006 v. 2005 Comparisons of Certain Selected Income Statement Data
The following narrative compares selected income statement data with material changes from year-to-year. Aggregate dollar amounts for fiscal 2006 and fiscal 2005 reflect a 52 week fiscal year.
Sales

			% Change
	December 30,	December 31,	2005 to
	2006	2005	2006
For the year ended (in thousands):	$1,183,022	$1,123,957	5.3%
Net sales for the fiscal year ended December 30, 2006, were $1.2 billion, an increase of 5.3%, compared with $1.1 billion in fiscal 2005. Increases were attributable to comparable store sales growth of 1.9%. We ended the year with total square footage of 2.50 million square feet, which is a decrease of 3.1% compared with 2.58 million square feet at the end of 2005. Comparable store sales for fiscal 2006 increased 1.9%, as compared to a 3.8% increase in fiscal 2005. The year over year decrease in our comparable store sales rate is attributable to increased competition and an overall decline in the food retail market. We have experienced continual growth of our corporate branded products throughout 2006 with private label sales growing 16.4% over 2005, representing sales of approximately $96.4 million.
Gross profit

			% Change
	December 30,	December 31,	2005 to
	2006	2005	2006
For the year ended (in thousands):	$355,195	$327,561	8.4%
As a percent of sales for the year ended:	30.0%	29.1%	0.9%
Gross profit consists of sales less costs of goods sold and store occupancy costs. Occupancy costs include store related depreciation, rent and utilities. Gross profit for the fiscal year ended December 30, 2006 increased 8.4% to $355.2 million as compared to $327.6 million in fiscal 2005, while gross profit margins increased to 30.0%, compared to 29.1% in fiscal 2005. The improvement in gross margin relative to last year is largely due the continued strength in the sale of higher margin product categories and improvements in supply chain efficiencies. Our gross profit may increase or decrease slightly depending on the mix of sales from new stores or a host of other factors, including inflation.

Direct store expenses

			% Change
	December 30,	December 31,	2005 to
	2006	2005	2006
For the year ended (in thousands):	$277,043	$264,074	4.9%
As a percent of sales for the year ended:	23.4%	23.5%	(0.1)%
Direct store expenses include the following: store payroll, taxes and benefits, store supplies and maintenance, in-store community marketing, and other store-specific costs. Direct store expenses for the fiscal year ended December 30, 2006, remained constant as a percent of sales at 23.4% compared to 23.5% in fiscal 2005 due to the continued leveraging of payroll and the related taxes against higher sales.
Selling, general and administrative expenses

			% Change
	December 30,	December 31,	2005 to
	2006	2005	2006
For the year ended (in thousands):	$54,848	$45,307	21.1%
As a percent of sales for the year ended:	4.6%	4.0%	0.6%
Selling, general and administrative expenses include the following: corporate and regional administrative support services, and purchasing and marketing costs. Selling, general and administrative expenses for the fiscal year ended December 30, 2006, increased to 4.6% of sales in fiscal 2006 as compared to 4.0% in fiscal 2005. The increase as a percent of sales is mainly attributable to the $3.8 million in costs related to the severance agreement for the former CEO, an increase in professional and consulting fees of $1.1 million, and an increase of approximately $2.3 million from the impact of expensing stock compensation resulting from the implementation of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payment (“SFAS No. 123R”).
Loss on disposal of assets, net

			% Change
	December 30,	December 31,	2005 to
	2006	2005	2006
For the year ended (in thousands):	$1,116	$187	496.8%
As a percent of sales for the year ended:	0.1%	0.0%	0.1%
Loss on disposal of assets for the fiscal year ended December 30, 2006, increased 496.8% as compared to fiscal 2005, primarily as a result of the sale of certain leasehold improvements and equipment in conjunction with the termination of a lease for a store in Arizona that never opened.
Pre-opening expenses

			% Change
	December 30,	December 31,	2005 to
	2006	2005	2006
For the year ended (in thousands):	$5,209	$3,419	52.4%
As a percent of sales for the year ended:	0.4%	0.3%	0.1%
Pre-opening expenses include labor, rent, advertising, utilities, supplies, and certain other costs incurred prior to a store’s opening. Pre-opening expenses for the fiscal year ended December 30, 2006, increased 52.4% as compared to fiscal 2005 due to the timing of the opening of new stores, in addition to the costs related to future planned store openings. Furthermore, because we recognize rent starting when possession of the property is taken from the landlord, our pre-opening expense has increased as we enter into more leases in which we take control of the site earlier in the construction process.

Restructuring and asset impairment charges, net
Restructuring and asset impairment charges consist of the following components (in thousands):

	Year Ended
	December 30,	December 31,
	2006	2005
Change in estimate related to lease-related liabilities for sites previously closed	$483	$(239)
Lease-related liability for sites closed during the current period	11,487	1,273
Accretion expense on lease-related liabilities	618	469
Severance for employees terminated during the period	809	134
Asset impairment charges	14,773	1,370
Write off of goodwill	—	960

	$28,170	$3,967

Restructuring and asset impairment charges include lease termination costs, severance for employees notified of termination, accretion expense for lease-related liabilities that were calculated using the net present value of minimum lease payments (net of sublease income), and non-cash charges for asset impairments and write off of goodwill in the prior year. Restructuring and asset impairment charges of $28.2 million for the fiscal year ended December 31, 2006 increased from $4.0 million in the same period ended December 31, 2005 due mainly to the closure of eight stores and the decision not to open two stores under development in the fourth quarter of fiscal 2006. The closure of the eight stores accounted for increases of $11.1 million of lease-related liabilities, $421,000 in severance costs, and $12.0 million in asset impairment charges. Refer to Note 11 — Restructuring and Asset Impairment Charges for more details.
Interest income

			% Change
	December 30,	December 31,	2005 to
	2006	2005	2006
For the year ended (in thousands):	$2,647	$1,669	58.6%
As a percent of sales for the year ended:	0.2%	0.1%	0.1%
Interest income for the fiscal year ended December 30, 2006 was $2.6 million compared to $1.7 million in fiscal 2005. The increase is attributable to higher interest rates in addition to an increase of approximately $9.3 million in our average balance of cash invested throughout 2006 as compared to 2005.
Interest expense

			% Change
	December 30,	December 31,	2005 to
	2006	2005	2006
For the year ended (in thousands):	$7,387	$7,963	(7.2)%
As a percent of sales for the year ended:	0.6%	0.7%	(0.1)%
Interest expense for the fiscal year ended December 30, 2006 decreased to $7.4 million as compared to $8.0 million in fiscal 2005. The decrease in interest expense over 2005 is due to the elimination of penalty interest on our debentures in 2006 as compared to 2005 due to the effective filing of our registration statement in August of 2005. In addition, we have lower fees and interest rates under the Bank of America credit facility, which was executed March 31, 2005.
Income tax expense

			% Change
	December 30,	December 31,	2005 to
	2006	2005	2006
For the year ended (in thousands):	$657	$569	1.5%
As a percent of sales for the year ended:	0.1%	0.0%	0.1%
Effective tax rate for the year ended:	(4.1)%	15.2%	(19.3)%

The effective tax rate for the fiscal year ended December 30, 2006 was (4.1)% as compared to 15.2% for fiscal year 2005. The change in the effective rate is driven by a number of factors, including a reduction in foreign taxes, true-ups, permanent differences and fewer expired tax attributes. The income tax rate is negative because we continue to pay income taxes and recognize income tax expense related to our operation in Canada, while at the same time, we recognized an overall loss from operations in 2006.
As of December 30, 2006, we had a net deferred tax asset of $179,000 compared to a net deferred tax asset of $64,000 for the fiscal year ending December 31, 2005. The net deferred tax asset is related to the temporary differences on our Canadian fixed assets. The Company anticipates continuing to report taxable income in Canada and, therefore, no valuation allowance was established against this asset. The Canadian deferred tax amount has increased during the current year. This increase results from the fact that we opened a new store in Canada in 2006. Because of Canadian tax rules, we do not anticipate depreciating the assets from this new store as quickly for tax purposes as we do for financial statement purposes and therefore, we have calculated a deferred tax asset with regard to these assets.
Net income (loss). In fiscal 2006, we generated a net loss of $16.6 million, or $0.57 per diluted share, compared with net income of $3.2 million or $0.11 per diluted share in fiscal 2005.
Earnings before interest, taxes, depreciation and amortization, loss on early extinguishment of debt, loss (gain) on asset disposals, net, restructuring and asset impairment charges (income), net, and stock-based compensation expense, as adjusted (“EBITDA, as adjusted”)

			% Change
	December 30,	December 31,	2005 to
	2006	2005	2006
For the year ended (in thousands):	$46,927	$41,556	12.9%
As a percent of sales for the year ended:	4.0%	3.7%	0.3%
We believe that the reconciliation of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA, as adjusted, provides meaningful non generally accepted accounting principles (“GAAP”) financial measures to help management and investors understand and compare business trends among different reporting periods on a consistent basis, independently of regularly reported non-cash charges and infrequent or unusual events as determined by management. Readers are cautioned not to view EBITDA or EBITDA, as adjusted, as an alternative to GAAP results or as being comparable to results reported or forecasted by other companies, and should refer to the reconciliation of GAAP net income (loss) results to EBITDA and EBITDA, as adjusted, for the years ended 2006 and 2005, respectively. For an explanation and reconciliation of EBITDA, and EBITDA, as adjusted, see Non GAAP Financial Information.
Year over Year 2005 v. 2004
The following narrative compares selected income statement data with material changes from year-to-year. Aggregate dollar amounts for fiscal 2005 reflect a 52 week fiscal year, as compared to 53 weeks in fiscal 2004.
Sales

			% Change
	December 31,	January 1,	2004 to
	2005	2005	2005
For the year ended (in thousands):	$1,123,957	$1,048,164	7.2%
Net sales for the fiscal year ended December 31, 2005, were $1.1 billion, an increase of 7.2%, compared with $1.0 billion in fiscal 2004. Excluding the 53rd week of sales of $18.3 million during 2004, 2005 sales were up 9.1% over fiscal 2004. Increases were attributable to comparable store sales growth of 3.8% and the net increase of five stores in fiscal 2005. We ended the year with total square footage of 2.58 million square feet, which is an increase of 5.3% compared with 2.45 million square feet at the end of 2004. Comparable store sales for fiscal 2005 increased 3.8%, as compared to 1.4% in fiscal 2004. Our comparable store sales started the year flat compared to 2004 results and have increased throughout 2005 due to new promotional plans and marketing and merchandising initiatives. We have experienced continual growth of our private label brand throughout 2005 with private label sales growing 35.0% over 2004.

Gross profit

			% Change
	December 31,	January 1,	2004 to
	2005	2005	2005
For the year ended (in thousands):	$327,561	$296,850	10.3%
As a percent of sales for the year ended:	29.1%	28.3%	0.8%
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
Direct store expenses

			% Change
	December 31,	January 1,	2004 to
	2005	2005	2005
For the year ended (in thousands):	$264,074	$257,254	2.7%
As a percent of sales for the year ended:	23.5%	24.5%	(1.0)%
Direct store expenses include the following: store payroll, taxes and benefits, store supplies and maintenance, in-store community marketing, and other store-specific contract costs. Direct store expenses for the fiscal year ended December 31, 2005, decreased as a percent of sales to 23.5% as compared to 24.5% in fiscal 2004. Direct store expenses decreased as a result of leveraging payroll and the related taxes against higher sales, along with benefit savings from our self-insured workers compensation plan and the stabilization of healthcare costs. Additionally, payroll in our new stores as a percent of sales improved over 2004 performance.
Selling, general and administrative expenses

			% Change
	December 31,	January 1,	2004 to
	2005	2005	2005
For the year ended (in thousands):	$45,307	$40,625	11.5%
As a percent of sales for the year ended:	4.0%	3.9%	0.1%
Selling, general and administrative expenses include the following: corporate and regional administrative support services, and purchasing and marketing costs. Selling, general and administrative expenses for the fiscal year ended December 31, 2005, remained relatively flat as a percent of sales as compared to fiscal 2004. The increase of $4.7 million in costs are due primarily to incremental accounting and legal fees incurred in the first quarter of 2005 related to our restatement, with regards to lease accounting and corporate and regional level bonuses.
Pre-opening expenses

			% Change
	December 31,	January 1,	2004 to
	2005	2005	2005
For the year ended (in thousands):	$3,419	$5,265	(35.1)%
As a percent of sales for the year ended:	0.3%	0.5%	(0.2)%
Pre-opening expenses include labor, rent, advertising, utilities, supplies, and certain other costs incurred prior to a store’s opening. Pre-opening expenses for the fiscal year ended December 31, 2005, decreased 35.1% as compared to fiscal 2004, primarily as a result of eight new store openings in fiscal 2005 as compared to 12 in fiscal 2004.

Restructuring and asset impairment charges, net
Restructuring and asset impairment charges consist of the following components (in thousands):

	Year Ended
	December 31,	January 1,
	2005	2005
Change in estimate related to lease-related liabilities for sites previously closed	$(239)	$(427)
Lease-related liability for sites closed during the current period	1,273	566
Accretion expense on lease-related liabilities	469	531
Severance for employees terminated during the period	134	754
Asset impairment charges	1,370	1,037
Write off of goodwill	960	—

	$3,967	$2,461

Restructuring and asset impairment charges include lease termination costs, severance for employees notified of termination, accretion expense for lease-related liabilities that were calculated using the net present value of minimum lease payments (net of sublease income), and non-cash charges for asset impairments and write off of goodwill. Restructuring and asset impairment charges of $4.0 million for the year ended December 31, 2005 increased from $2.5 million for the same period ended January 1, 2005. This change is due to a $707,000 increase in lease-related liabilities for sites closed in the period compared to similar charges incurred in fiscal 2004, and $960,000 increase in the write off of goodwill during 2005 compared to no goodwill written off during 2004. Refer to Note 11 — Restructuring and Asset Impairment Charges for more details.
Interest income

			% Change
	December 31,	January 1,	2004 to
	2005	2005	2005
For the year ended (in thousands):	$1,669	$1,070	56.0%
As a percent of sales for the year ended:	0.1%	0.1%	0.0%
Interest income for the fiscal year ended December 31, 2005 was $1.7 million compared to $1.1 million in fiscal 2004. The increase is directly attributable to a full year of cash investments from the proceeds from our debenture issuance in fiscal 2005 as compared to a partial year in fiscal 2004.
Interest expense

			% Change
	December 31,	January 1,	2004 to
	2005	2005	2005
For the year ended (in thousands):	$7,963	$6,309	26.2%
As a percent of sales for the year ended:	0.7%	0.6%	0.1%
Interest expense for the fiscal year ended December 31, 2005 increased to $8.0 million as compared to $6.3 million in fiscal 2004. The increase over 2004 is due to a full year of interest from the debenture offering completed in June 2004 as compared to a partial year in fiscal 2004.
Income tax expense

			% Change
	December 31,	January 1,	2004 to
	2005	2005	2005
For the year ended (in thousands):	$569	$25,838	(97.8)%
As a percent of sales for the year ended:	0.0%	2.5%	(2.5)%
Effective tax rate for the year ended:	15.2%	(182.2)%	197.4%

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
Net income (loss). In fiscal 2005, we generated net income of $3.2 million, or $0.11 per diluted share, compared with net loss of $40.0 million or $1.37 per diluted share in fiscal 2004.
Earnings before interest, taxes, depreciation and amortization, loss on early extinguishment of debt, loss (gain) on asset disposals, net, restructuring and asset impairment charges (income), net, and stock-based compensation expense, as adjusted (“EBITDA, as adjusted”)

			% Change
	December 31,	January 1,	2004 to
	2005	2005	2005
For the year ended (in thousands):	$41,556	$22,333	86.1%
As a percent of sales for the year ended:	3.7%	2.1%	1.6%
We believe that the reconciliation of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA, as adjusted, provides meaningful non GAAP financial measures to help management and investors understand and compare business trends among different reporting periods on a consistent basis, independently of regularly reported non-cash charges and infrequent or unusual events as determined by management. Readers are cautioned not to view EBITDA or EBITDA, as adjusted, as an alternative to GAAP results or as being comparable to results reported or forecasted by other companies, and should refer to the reconciliation of GAAP net income (loss) results to EBITDA and EBITDA, as adjusted, for the years ended 2005 and 2004, respectively. For an explanation of EBITDA, and EBITDA, as adjusted, see Non GAAP Financial Information.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements to disclose.
New Accounting Pronouncements
In February of 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact SFAS No. 159 may have on our financial position.
In September of 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effect of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by us in our fiscal year ending December 30, 2006. The adoption of SAB No. 108 did not have any effect on our consolidated financial statements.
In September of 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact SFAS No. 157 may have on our financial position.

In July of 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN No. 48 and its impact on our financial position, cash flows, and results of operations.
In June of 2006, the FASB ratified the consensus reached by the Emerging Issues Tax Force in Issue No. 06-3 (“EITF 06-3”), How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 also concluded that the presentation of taxes within its scope on either a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. EITF 06-3 is effective for periods beginning after December 15, 2006. We currently present these taxes on a net basis and have elected not to change our presentation method.
Liquidity and Capital Resources
Our primary sources of capital have been cash flow from operations (which includes trade payables), bank indebtedness, sale of equity securities, and the issuance of contingent convertible senior debentures in a private placement in June 2004, as discussed below. Primary uses of cash have been the financing of new store development, new store openings, relocations, remodels, repurchases of common stock and repayment of debt.
Net cash generated by operating activities was $32.4 million during fiscal 2006, an increase of $946,000 as compared to fiscal 2005. Net cash flow from operating activities increased in 2006 primarily due to the add back of restructuring and asset impairment charges totaling $28.2 million, partially offset by a decrease of $5.9 million in the change in assets and liabilities.
We expect the closure of eleven stores in 2006 to ultimately result in improved store contributions and cash flows for the Company. The short-term cash flow effects of these closures involves severance costs and lease payments. The cash outlay of the lease payments is expected to be recovered through the cost savings within a two to three year timeframe, which approximates the anticipated time to sublease the locations.
Net cash used in investing activities was $46.3 million during fiscal 2006, as compared to $31.6 million in fiscal 2005. The change is due primarily to the increase in the purchases of property and equipment for our new stores and remodeled locations during 2006 of $19.3 million, offset by the increase in the net sale of short-term investments of $4.2 million.
We spent approximately $47.7 million during 2006 for new store construction, development, remodels and other capital expenditures. During 2006, we have experienced higher construction and related costs due to increased construction material and labor costs, and partially due to an increase in the size of our store prototype. Our average capital expenditures to open a leased store, including leasehold improvements, equipment and fixtures, have ranged from approximately $2.0 million to $5.0 million historically, excluding inventory costs and initial operating losses. We anticipate that the average capital expenditures to open a natural foods supermarket format store will be $3.0 million to $4.0 million in the future, on a turnkey lease basis. Under turnkey leases, the landlord constructs the building to our specifications, up to a cost cap per foot, and installs equipment we purchase. Average capital expenditures for non-turnkey leases are expected between $5.0 million and $7.0 million. Our average capital expenditures to open a farmers’ market format store are estimated at $2.5 million to $3.0 million in the future. Delays in opening new stores may result in increased capital expenditures and increased pre-opening costs for the site, as well as lower than planned sales for the Company.
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

Net cash provided by financing activities was $18.8 million during fiscal 2006, an increase of $14.3 million as compared to fiscal 2005. This increase is attributable primarily to the proceeds from the issuance of common stock of $12.9 million in fiscal 2006 as compared to $5.1 million in fiscal 2005, in addition to the increase in book overdraft of $6.5 million.
EBITDA. EBITDA was $14.9 million for the fiscal year ended December 30, 2006, as compared to $36.3 million for the fiscal year ended December 31, 2005. The decrease in EBITDA as compared to 2005 is primarily attributable to the decrease in pre-tax income of $19.8 million. For an explanation and reconciliation of EBITDA, see Non GAAP Financial Information.
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
On or after May 20, 2011, we may redeem for cash some or all of the debentures at any time and from time to time, for a price equal to 100% of the principal amount of the debentures plus accrued and unpaid contingent interest, if any. Holders have the right to require us to repurchase any or all debentures for cash, at a repurchase price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest on: (1) May 15, 2011, May 15, 2014, and May 15, 2024; and (2) upon the occurrence of a fundamental change (as defined in the debenture). In the case of a fundamental change in which all of the consideration for the common stock in the transaction or transactions constituting the fundamental change consists of cash, we also will pay to the holders a make-whole premium (as defined in the debenture), the amount of which could be significant but would not be determinable unless and until there were to be a public announcement of such a fundamental change. Any make-whole premium would be payable to all holders regardless of whether the holder elects to require us to repurchase the debentures or elects to surrender the debentures for conversion. The purchase of Shares pursuant to the Merger Agreement will enable the holders of outstanding convertible debentures to cause us to repurchase their debentures. Purchaser expects to fund all such amounts which may become due and payable by us as a result of the purchase of the Shares.

The debentures are unsecured and unsubordinated obligations, and rank equal in priority with all of our existing and future unsecured and un-subordinated indebtedness and senior in right of payment to all of its subordinated indebtedness. The debentures effectively rank junior to any of our secured indebtedness and any of its indebtedness that is guaranteed by its subsidiaries. Payment of principal and interest on the debentures will be structurally subordinated to the liabilities of our subsidiaries.
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
Credit facility. On March 31, 2005, we entered into a five-year revolving secured credit facility with Bank of America, N.A. (the “B of A Facility”). Concurrent with the execution of the B of A Facility, we terminated our existing $95.0 million credit facility with Wells Fargo Bank N.A. as administrative agent. The B of A Facility allows borrowings and letters of credit up to a maximum of $40.0 million, with an option to increase borrowings up to $100.0 million, subject to a borrowing base determined by the value of certain inventory, credit card receivables, invested cash and, at our discretion, mortgaged leaseholds. The B of A Facility is secured by certain of our assets including, but not limited to, cash, inventory and fixed assets. Borrowings under the B of A Facility bear interest, at our election, at the prime rate or at the London Interbank Offering Rate (“LIBOR”) plus a margin ranging from 1.00% to 1.50%, depending on the excess borrowing availability over amounts borrowed. Interest rates are determined quarterly. We are charged a commitment fee on the unused portion of the Facility. There are no financial covenants, other than the obligation to maintain a certain percentage of minimum excess availability (as defined in the agreement) at all times. The B of A Facility requires compliance on a monthly basis with certain non-financial covenants, including limitations on incurring additional indebtedness and making investments, the use and disposition of collateral, changes of control, as well as cash management provisions. In conjunction with the debt refinancing, we wrote off approximately $559,000 of the remaining unamortized debt issuance cost from the Wells Facility. As of December 31, 2006, we have approximately $216,000 of capitalized debt issuance costs remaining to be amortized over the life of the agreement using the effective interest method. As of December 30, 2006, the Company had letters of credit outstanding totaling $15.4 million, which reduces our availability to approximately $24.6 million.
As of December 30, 2006, we had no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees, except as disclosed in the notes to the consolidated financial statements. Stockholders’ equity at December 30, 2006 of $108.6 million represented 24.3% of total assets. As of December 30, 2006, working capital consisted of $139.6 million in current assets and $152.1 million in current liabilities. Normal operating fluctuations in these balances can result in changes to cash flow from operations presented in the consolidated statements of cash flows that are not necessarily indicative of long-term operating trends.
We believe that cash generated from operations, and available under our credit facility, in addition to our existing short-term investments, will be sufficient to satisfy our budgeted cash requirements through fiscal 2007. In the past, we have primarily used cash flows generated from operations, improvements in working capital and equity proceeds to fund store growth. We will continually evaluate other sources of capital and will seek those considered appropriate for future acquisition or accelerated store growth opportunities.
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

The following is a summary of our lease and debt obligations, construction commitments and outstanding letters of credit as of December 30, 2006 (in thousands):

	EXPECTED FUTURE CASH PAYMENTS
	Total	2007	2008	2009	2010	2011	Thereafter
Contractual Obligations:
Long-term debt	$132,476	$3,987	$3,988	$3,988	$3,800	$1,713	$115,000
Capital lease and financing lease obligations	74,462	3,378	3,333	3,396	3,446	3,496	57,413
Operating leases	450,661	41,870	39,740	36,538	35,174	34,200	263,139
Construction commitments	9,102	9,102	—	—	—	—	—

	$666,701	$58,337	$47,061	$43,922	$42,420	$39,409	$435,552

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	Total	2007	2008	2009	2010	2011	Thereafter
Commercial Commitments:
Letters of credit	$15,378	$15,378	$—	$—	$—	$—	$—

Long-term debt. During June of 2004, we completed the issuance of $115.0 million in convertible debt, at a fixed interest rate of 3.25%, payable semi-annually, and we have included this interest in the table above. In addition to the convertible debentures, our credit facility, carries a commitment fee for the unused portion of the facility and a fee for outstanding letters of credit. We have included an estimated amount for both the commitment fee and the outstanding letters of credit fee in the above schedule.
Capital lease and financing lease obligations. The number and dollar amount of capital leases and financing leases are limited by our bank agreements and as a business practice. Certain store locations meet the criteria of capital leases and financing leases, while other capital leases are for computer software.
Operating leases. We lease a majority of our stores and support facilities under non-cancelable operating leases that expire at various dates through 2024. Operating lease obligations consist primarily of future minimum lease payments related to store operating leases (Refer to Note 10 — Leases and Other Commitments and Contingencies for more details). Operating lease obligations do not include common area maintenance (“CAM”), insurance or tax payments for which the Company is also obligated. Total expenses related to CAM, insurance and taxes for fiscal 2006 were $11.2 million.
Construction commitments. As we prepare to open and remodel stores, capital assets are contracted for and ordered, yet not delivered as of the year end.
Other obligations. We do not have minimum purchase requirements or other contractual obligations in our business.
Letters of credit. As of December 30, 2006, we had outstanding letters of credit for $15.4 million from the B of A Facility.
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
Self-insurance reserves,
Tax valuation allowances, and
Stock-based compensation expense

We believe the following critical accounting policies affect our most significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no changes in 2006 in the application of these policies:
Goodwill. Goodwill consists of the excess cost of acquired companies over the sum of the fair market value of their underlying tangible assets acquired and liabilities assumed. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is reviewed for impairment annually at the end of the second quarter at a reporting unit level, or more frequently if certain indicators of impairment exist. We have one reporting unit at the enterprise level to which goodwill is allocated. We estimate fair value utilizing a combination of three different methods, consisting of market capitalization, discounted future cash flows, and earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) multiples, and compare it to the carrying value of the enterprise for purposes of identifying potential impairment.
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
Two of the most significant assumptions underlying the determination of the fair value of goodwill and other intangible assets are the EBITDAR multiples and the growth rate on our free cash flow projections. In connection with our annual goodwill impairment measurement, we determined that a 33% reduction in our estimated EBITDAR multiple would have decreased the valuation by $104.0 million. A reduction of 2.0% in our estimated free cash flow projection percentage would have resulted in a decrease of $147.4 million. Despite these calculated decreases, our lowest valuation still exceeds book value, and therefore, no impairment would be recognized.
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
Neither a 2.0% increase or a 2.0% decrease in our sales growth assumption utilized in the cash flow projection would have resulted in additional stores identified for impairment or additional asset impairment charges.
Restructuring and store closure costs. We reserve for the present value of lease-related costs associated with store and support facility closures, relocations, and sales when the store or facility is closed. The calculation of the lease-related liabilities involves applying a discount rate to the estimation of our remaining lease obligations, taxes and common area maintenance, net of future estimated subtenant income. The lease liabilities usually are paid over the lease terms associated with the closed stores, which have had remaining terms ranging from one month to 25 years. Store closing liabilities are reviewed each reporting period to ensure that the amounts recorded reasonably reflect our future obligations associated with closed stores and facilities based on the most current information available. Adjustments to existing lease-related liabilities are primarily a result of changes in the expected timing or amount of subtenant income, and are made in the period in which the change in facts and circumstances, as well as their related impacts, become known and estimatable. Lease-related closure costs and associated severance costs are made in accordance with SFAS No. 146, Accounting for Costs Associated with Exit of Disposal Activities. Severance costs incurred in connection with store closings are recorded when the employees have been identified and notified of the termination benefits to be made to the employees.
In evaluating the reserves for lease-related liabilities, management considers a number of variables that would affect the marketability of the space such as recent demand for similar space in the market area, the number of potential subtenants expressing interest, specific characteristics of the property, any limitations in the use of the space imposed by the landlord, as well as the creditworthiness of actual subtenants. The above factors are continuously re-evaluated and have a significant impact on management’s assumptions used in estimating the timing and amount of any subtenant income, and thus the amount of required reserves.
In calculating the lease-related liabilities, we apply a discount rate to the estimation of our remaining lease obligations. By decreasing the discount rate by 2.0%, we determined that our estimate for lease-related restructuring expense for sites closed in fiscal 2006 would have increased by approximately $765,000. An increase of 2.0% in the discount rate would have decreased our estimate for lease-related restructuring expense for sites closed in fiscal 2006 by approximately $668,000.
Inventory. Our inventory is stated at the lower of cost or market on a first-in, first-out basis using the retail method of accounting to determine cost of sales and inventory for approximately 80% of inventories and using the item cost method for highly perishable products representing approximately 20% of inventories in our stores. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various categories of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates, including shrinkage, which could significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Physical inventory counts are taken at each location at least quarterly, at the end of each quarter, to ensure that the amounts reflected in the consolidated financial statements are properly stated as of the end of each reporting period.
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
Relative to the above, a hypothetical increase of 1.0% to our cost-to-retail ratio would result in an increase of approximately $867,000 to our inventory valuation. Conversely, a hypothetical decrease of 1.0% would result in a decrease of approximately $867,000 to our inventory balance as of the end of fiscal 2006. With regards to our allowance for inventory, an increase or decrease of 1.0% as a percentage of gross inventory would cause our allowance to fluctuate by approximately $688,000.
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

Tax valuation allowances. We utilize the concepts and guidance of SFAS No. 109, Accounting for Income Taxes in assessing the ability to realize our deferred tax assets. The Company establishes valuation allowances based on historical taxable income, projected future income, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. Based on our 2006 analysis, we retained a full valuation allowance against our net deferred tax assets generated from our U.S. operations because we believe we could not meet the “more likely than not” realizability guidance under SFAS No. 109.
When we are able to show a profitable trend and have generated income for a reasonable period, we will re-evaluate the need for a valuation allowance using all factors available to us at that time.
Stock-based compensation expense. At December 30, 2006, we have five stock-based compensation plans: the 2001 Non-Officer/Non-Director Equity Incentive Plan (“2001 Plan”), the 2006 Equity Incentive Plan (“2006 Plan”), and three individual nonqualified stock option plans. In addition, the 1996 Equity Incentive Plan (“1996 Plan”), which expired on its own terms in June of 2006, provided for the grant of incentive stock options to employees (including officers and employee-directors) and nonqualified stock options, restricted stock and restricted stock units (“RSUs”) and stock bonuses to employees, directors and consultants. Under the 1996 Plan, there are still outstanding nonvested options that will continue to affect the Company’s stock-based compensation expense. The 2001 Plan provides for the grant of nonqualified stock options to employees of the Company who are not officers or directors. The 2006 Plan provides for the grant of stock options, restricted stock, RSUs, stock appreciation rights (“SARs”), stock-based and cash-based performance awards and stock bonuses to employees, directors and consultants. The individual stock option plans were created during 2005 and 2006 as inducements to certain executives to accept offers of employment with the Company. For all stock-based compensation plans except the 2006 Plan, the exercise price of the options is determined by the Board of Directors, provided that the exercise price for an incentive stock option cannot be less than 100% of the fair market value of the common stock on the grant date and the exercise price for a nonqualified stock option cannot be less than 85% of the fair market value of the common stock on the grant date. For the 2006 Plan, the exercise price of the options is the price per share of common stock as of the close of market on the day prior to date the option is granted. The outstanding options for all five plans generally vest over a period of four years and generally expire 10 years from the grant date. As of February 26, 2007, one of the individual nonqualified plans has expired due to the resignation of the CFO effective December 31, 2006.
In February 2005, we approved the acceleration of all non-director, non-officer options that were unvested with an exercise price of $9.00 or higher, resulting in the accelerated vesting of an aggregate of 219,190 options. In October 2005, we approved the acceleration of all of the unvested market-based options, resulting in the acceleration of 11,596 options. The purpose of this acceleration was driven by our efforts to reduce non-cash compensation expense required beginning with the first quarter of 2006 in accordance with SFAS No. 123R. We intend to keep our broad-based stock option program in place, but we have also begun to grant restricted stock awards during 2006.
Effective January 1, 2006, we adopted the provisions of SFAS No. 123R and related interpretations, using the Black-Scholes valuation model and the modified prospective application. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense on a straight-line basis over the awards’ vesting period. Determining the fair value of stock-based awards at grant date requires judgment, including estimating the amount of stock-based awards expected to be forfeited. If actual results differ significantly from these estimates, our results of operations could be materially impacted. These estimates are outlined in Note 8 — Stock-Based Compensation.
As of December 30, 2006, the total unrecorded deferred stock-based compensation balance for nonvested options, net of expected forfeitures, was $2.8 million which is expected to be amortized over a weighted-average period of 1.5 years.
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
Non GAAP Financial Information
The following is a reconciliation of EBITDA and EBITDA, as adjusted, to net income (in thousands):

FISCAL YEAR	2006	2005	2004
Net income (loss)	$(16,588)	$3,185	$(40,019)
Interest expense, net of interest income	4,740	6,294	5,239
Income tax expense	657	569	25,838
Depreciation and amortization	26,057	26,288	27,917

EBITDA	14,866	36,336	18,975
Loss on early extinguishment of debt	—	559	—
Loss on asset disposals, net	1,116	187	187
Stock-based compensation expense	2,775	507	710
Restructuring and asset impairment charges (income), net	28,170	3,967	2,461

EBITDA, as adjusted	$46,927	$41,556	$22,333

EBITDA, as a percentage of sales	1.3%	3.2%	1.8%
EBITDA, as adjusted, as a percentage of sales	4.0%	3.7%	2.1%
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
Item 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Wild Oats Markets, Inc.
We have audited the accompanying consolidated balance sheets of Wild Oats Markets, Inc. as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wild Oats Markets, Inc. at December 30, 2006 and December 31, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, on January 1, 2006, Wild Oats Markets, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in the Statement of Financial Standards No. 123(R), “Share-Based Payment.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Wild Oats Markets, Inc.’s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Denver, Colorado
March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Wild Oats Markets, Inc.:
We have audited management’s assessment, included in Item 9A. Report of Management on Internal Control over Financial Reporting, that Wild Oats Markets, Inc. maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wild Oats Markets, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Wild Oats Markets, Inc. maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Wild Oats Markets, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wild Oats Markets, Inc. as of December 30, 2006 and December 31, 2005 and the related consolidated statements of operations, consolidated statements of comprehensive (loss) income, consolidated statements of stockholder’s equity, and consolidated statements of cash flows for each of the three years in the period ended December 30, 2006 of Wild Oats Markets, Inc. and our report dated March 14, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Denver, Colorado
March 14, 2007

WILD OATS MARKETS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share amounts)

FISCAL YEAR	2006	2005	2004
Sales	$1,183,022	$1,123,957	$1,048,164
Cost of goods sold and occupancy costs	827,827	796,396	751,314

Gross profit	355,195	327,561	296,850
Operating expenses:
Direct store expenses	277,043	264,074	257,254
Selling, general and administrative expenses	54,848	45,307	40,625
Loss on disposal of assets, net	1,116	187	187
Pre-opening expenses	5,209	3,419	5,265
Restructuring and asset impairment charges (income), net	28,170	3,967	2,461

Income (loss) from operations	(11,191)	10,607	(8,942)
Loss on early extinguishment of debt	—	(559)	—
Interest income	2,647	1,669	1,070
Interest expense	(7,387)	(7,963)	(6,309)

Income (loss) before income taxes	(15,931)	3,754	(14,181)
Income tax expense	657	569	25,838

Net income (loss)	$(16,588)	$3,185	$(40,019)

Net income (loss) per common share:
Basic	$(0.57)	$0.11	$(1.37)
Diluted	$(0.57)	$0.11	$(1.37)
Weighted-average common shares outstanding, basic	29,359	28,812	29,219
Dilutive effect of stock options and restricted stock units	—	437	—

Weighted-average common shares outstanding, assuming dilution	29,359	29,249	29,219

The accompanying notes are an integral part of these consolidated financial statements.
WILD OATS MARKETS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

FISCAL YEAR	2006	2005	2004
Net income (loss)	$(16,588)	$3,185	$(40,019)
Other comprehensive income (loss):
Foreign currency translation adjustments	112	294	681
Unrealized (loss) gain on available-for-sale securities	(17)	(20)	37

Other comprehensive income	95	274	718

Comprehensive income (loss)	$(16,493)	$3,459	$(39,301)

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

FISCAL YEAR ENDED	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$40,420	$35,250
Short-term investments	13,675	14,522
Inventories (net of reserves of $1,032 and $960, respectively)	67,753	63,056
Accounts receivable (net of allowance for doubtful accounts of $288 and $190, respectively)	7,581	4,006

Prepaid expenses and other current assets	10,204	5,962
Total current assets	139,633	122,796
Property and equipment, net	192,061	178,867
Goodwill, net	105,124	105,124
Other intangible assets, net	4,810	6,122
Deposits and other assets	4,831	5,897
Deferred tax asset, net	179	64

	$446,638	$418,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,147	$56,078
Book overdraft	29,888	23,351
Accrued liabilities	64,470	53,354
Current portion of debt, capital leases and financing obligations	573	614

Total current liabilities	152,078	133,397
Long-term debt, capital leases and financing obligations	147,662	148,181
Other long-term obligations	38,302	27,750

	338,042	309,328

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 60,000,000 shares authorized; 32,454,554 and 31,036,834 issued; 29,795,291 and 29,059,034 outstanding, respectively	32	31
Treasury stock, at cost: 2,659,263 and 1,977,800 shares, respectively	(37,181)	(24,999)
Additional paid-in capital	242,322	226,645
Note receivable, related party	—	(12,051)
Accumulated deficit	(97,912)	(81,324)
Accumulated other comprehensive income	1,335	1,240

Total stockholders’ equity	108,596	109,542

	$446,638	$418,870

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per-share amounts)

					Note		Accumulated
			Treasury	Additional	Receivable,		Other Comp.
	Common Stock		Stock	Paid-In	Related	Accumulated	Income
	Shares	Amount	Amount	Capital	Party	Deficit	(Loss)
Balance at December 27, 2003	30,063,421	$30	$—	$217,400	$(10,815)	$(44,490)	$248
Accrued interest on note receivable, related party	—	—	—	—	(601)	—	—
Issuance of common stock ($9.37 to $10.92 per share), net of issuance costs	76,676	—	—	771	—	—	—
Common stock options exercised ($4.25 to $12.56 per share)	326,604	—	—	2,858	—	—	—
Net loss	—	—	—	—	—	(40,019)	—
Foreign currency translation adjustment	—	—	—	—	—	—	681
Purchase of outstanding shares	(1,977,800)	—	(24,999)	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	37

Balance at January 1, 2005	28,488,901	30	(24,999)	221,029	(11,416)	(84,509)	966
Accrued interest on note receivable, related party	—	—	—	—	(635)	—	—
Issuance of common stock ($7.30 to $7.49 per share), net of issuance costs	120,521	—	—	1,399	—	—	—
Common stock options exercised ($4.25 to $12.63 per share)	449,068	1	—	4,217	—	—	—
Conversion of restricted stock units to shares	544	—	—	—	—	—	—
Net income	—	—	—	—	—	3,185	—
Foreign currency translation adjustment	—	—	—	—	—	—	294
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(20)

Balance at December 31, 2005	29,059,034	31	(24,999)	226,645	(12,051)	(81,324)	1,240
Accrued interest on note receivable, related party	—	—	—	—	(88)	—	—
Repayment of note receivable, related party	(678,530)	—	(12,139)	—	12,139	—	—
Issuance of common stock ($9.77 to $19.31 per share), net of issuance costs	71,388	—	—	939	—	—	—
Common stock options exercised ($4.25 to $18.00 per share)	1,280,553	1	—	11,963	—	—	—
Conversion of restricted stock units to shares	31,822	—	—	—	—	—	—
Issuance of restricted stock	33,957	—	—	—	—	—	—
Taxes related to issuance of restricted stock	(2,933)	—	(43)	—	—	—	—
Stock-based compensation expense	—	—	—	2,775	—	—	—
Net loss	—	—	—	—	—	(16,588)	—
Foreign currency translation adjustment	—	—	—	—	—	—	112
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(17)

Balance at December 30, 2006	29,795,291	$32	$(37,181)	$242,322	$—	$(97,912)	$1,335

The accompanying notes are an integral part of these consolidated financial statements

WILD OATS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

FISCAL YEAR	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(16,588)	$3,185	$(40,019)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,057	26,288	27,917
Loss on disposal of property and equipment	1,153	187	187
Deferred tax expense (benefit)	(115)	402	26,851
Restructuring and asset impairment charges, net	28,170	3,967	2,461
Interest on related party note	(88)	(635)	(601)
Stock-based compensation	2,775	507	710
Accretion on debt issuance costs	623	709	—
Loss on early extinguishment of debt	—	559	—
Change in assets and liabilities:
Inventories, net	(4,712)	(8,055)	(8,223)
Receivables, net and other assets	(8,041)	1,125	(1,831)
Accounts payable	(5,193)	1,573	3,844
Accrued liabilities and other liabilities	8,347	1,630	5,301

Net cash provided by operating activities	32,388	31,442	16,597

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(47,689)	(28,345)	(49,105)
Purchase of short-term investments	(245,580)	(3,398)	(26,797)
Proceeds from sale of short-term investments	246,410	—	15,653
Proceeds from sale of property and equipment	547	96	1,012

Net cash used in investing activities	(46,312)	(31,647)	(59,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under line-of-credit agreement	—	—	(30,179)
Net increase (decrease) in book overdraft	6,537	26	(3,402)
Proceeds from long-term debt	—	—	115,150
Repayments on notes payable, long-term debt and capital leases	(560)	(285)	(226)
Payment of debt issuance costs	—	(331)	(3,717)
Proceeds from issuance of common stock, net	12,903	5,110	2,858
Purchase of treasury stock	(43)	—	(24,999)

Net cash provided by financing activities	18,837	4,520	55,485

Effect of foreign exchange rates on cash	257	264	426

Net increase in cash and cash equivalents	5,170	4,579	13,271
Cash and cash equivalents at beginning of year	35,250	30,671	17,400

Cash and cash equivalents at end of year	$40,420	$35,250	$30,671

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$6,746	$4,294	$2,108

Cash paid for income taxes	$157	$867	$161

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Acquisition. On February 21, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Whole Foods Market, Inc. and WFMI Merger Co., a wholly-owned subsidiary of Whole Foods Market, Inc. (“the Purchaser”). Subject to the terms and conditions of the Merger Agreement, on February 27, 2007, Purchaser commenced a tender offer on Schedule TO filed with the Securities and Exchange Commission, to purchase all of the Company’s outstanding shares of common stock, par value $0.001 per share, including the associated preferred stock purchase rights, issued pursuant to the Rights Agreement, dated as of May 22, 1998, as amended (the “Rights Agreement”), between the Company and Wells Fargo Bank, N.A., as successor in interest to Norwest Bank Minneapolis, N.A., as rights agent (such Common Stock, together with the associated Rights, the “Shares”), at a purchase price of $18.50 per Share net to the Company in cash, without interest thereon upon the terms and subject to the conditions set forth in the Offer to Purchase dated February 27, 2007, and the related Letter of Transmittal (which, together with any amendments or supplements thereto, constitute the “Offer”). Refer to Note 18 — Subsequent Event for further details.
Organization. Wild Oats Markets, Inc. (“Wild Oats” or the “Company”), headquartered in Boulder, Colorado, owns and operates natural and organic foods supermarkets in the United States (“U.S.”) and Canada. The Company also operates commissary kitchens, and warehouses that supply the retail stores. The Company’s operations are concentrated in one market segment, grocery stores, and are geographically concentrated in the western and central parts of the United States.
Basis of presentation. The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States. Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.
Reclassifications. Certain prior period information has been reclassified to conform to current year presentation. This includes a reclassification of the Company’s 2005 and 2004 results of operations to more accurately reflect Selling, General and Administrative expenses and Direct Store expenses. For the years ended December 31, 2005 and January 1, 2005, approximately $21.3 million and $21.8 million, respectively, was reclassified from Selling, General and Administrative expenses to Direct Store expenses in order to reflect regional store support services more appropriately.
Principles of consolidation. The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Fiscal year. The Company reports its financial results on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. Fiscal years for the consolidated financial statements included herein ended on December 30, 2006, December 31, 2005, and January 1, 2005. Fiscal 2006 and 2005 were 52-week years, and fiscal 2004 was a 53-week year.
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

Available-for-sale investments consist of the following (in thousands):

	FISCAL	FISCAL
INVESTMENT TYPE	2006	2005
Mortgage-backed securities	$—	$5,583
Corporate debt securities	2,450	5,583
Auction rate securities	11,225	3,356

Total available-for- sale investments	$13,675	$14,522

The remaining contractual maturity of the investments in the table above are all due in less than one year from the date of issuance. The Company had gross unrealized losses of $17,000 and $20,000 in fiscal 2006 and 2005, respectively, and unrealized gains of $37,000 in fiscal 2004, as a part of other comprehensive income. The Company recorded $1.5 million, $203,000 and $50,000 in realized gains in interest income during fiscal years ending 2006, 2005 and 2004, respectively, on short-term investments reaching maturity.
Inventories. Store inventories are valued principally at the lower of cost or market, with cost primarily determined under the retail method on a first in, first out (“FIFO”) basis. FIFO cost is determined using the retail method for approximately 80% of inventories and using the item cost method for highly perishable products representing approximately 20% of inventories. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various categories of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates, including shrinkage, which could impact the ending inventory valuation at cost as well as the resulting gross margins. Certain other highly perishable inventories are valued primarily at the lower of cost or market on a specific item basis, with cost determined on a FIFO basis.
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
Restructuring and asset impairment costs. The Company plans to complete store closures or sales within a one-year period following the commitment date. Costs related to store closures and sales are reflected in the statement of operations as Restructuring and Asset Impairment Charges. For stores the Company intends to sell, the Company actively markets the stores to potential buyers. Stores held for disposal are reduced to their estimated net realizable value. In accordance with the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recognized such lease-related costs on the store closing date. As of the date of the commitment to close or relocate a store, depreciation of store assets is accelerated over the remaining months of operation as necessary in order to bring their net carrying cost down to net realizable value as of the date of closure. All of the Company’s restructuring and asset impairment charges recorded in 2006, 2005 and 2004 are unrelated to the pending acquisition by Whole Foods.
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
Concentration of risk. In fiscal 2006, 30% of the Company’s cost of goods sold were purchased from its primary distributor, UNFI. The Company’s reliance on this supplier could be shifted, over a period of time, to alternative sources of supply, should such changes be necessary. However, if the Company is unable to obtain products from this supplier for factors beyond its control, the Company’s operations would be disrupted in the short term while alternative sources of product were secured. The Company’s receivables consist primarily of volume discounts and other vendor incentive programs. Write-offs of accounts receivable in the fiscal years ending 2006, 2005, and 2004 were $141,000, $18,000 and $174,000, respectively. The Company establishes an allowance for doubtful accounts based upon the age of the outstanding receivables and as well as specific facts and circumstances surrounding known collection issues. This allowance is deducted from the related receivables and reflected net in the accompanying financial statements.

Revenue recognition. Revenue for sales of the Company’s products is recognized at the point of sale to the retail customer. Deferred revenue is recorded upon the sale of gift cards. The deferred revenue is relieved and revenue is recognized when the card is presented for purchase of goods. The deferred revenue for unredeemed gift cards remains on the Company’s books indefinitely. Sales of corporate branded products to third party vendors are generally recognized upon shipment to the customers, depending on the contract terms. Returns are not significant. 96.0% of the Company’s sales are attributable to the United States, and 4.0% to Canada.
Cost of goods sold and occupancy costs. Cost of goods sold includes all product and shipping costs associated with inventory sold during the period, net of related vendor rebates, credits, and promotional allowances, and occupancy costs, which include rents, utilities and store deprecation. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting By a Customer (Including a Reseller) for Cash Consideration Received from a Vendor, payments from a vendor other than reimbursements for specific services such as advertising, are accounted for as a reduction of the inventory carrying cost and are recorded in cost of goods sold when the inventory is sold.
Advertising. Advertising is expensed as incurred. Advertising expense was $15.4 million, $12.7 million and $12.1 million for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. These amounts are net of vendor reimbursements received for advertising of $5.0 million, $5.7 million and $6.8 million for fiscal years 2006, 2005, and 2004, respectively.
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
Use of estimates. The preparation of these financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
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
Earnings per share. Earnings per share are calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share (“SFAS No. 128”). SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all potentially dilutive common shares outstanding, except where the effect of their inclusion would be antidilutive (i.e., in a loss period). Antidilutive stock options of 408,616, 916,511 and 591,559 for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively, were not included in the earnings per share calculations. The EITF of the Financial Accounting Standards Board (“FASB”) concluded in Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share that contingently convertible debt should be included in diluted earnings per share computations using the if-converted method regardless of whether any of the conversion contingencies have been met. During the second quarter of 2005, the Company irrevocably elected to satisy 100.0% of the principal amount of the debentures in cash to be converted on or after July 1, 2005. The Company maintains the right to satisfy the remainder of the conversion obligation to the extent it exceeds the principal amount in cash or common stock or any combination of cash and common stock. In calculating diluted earnings per share for the fiscal years ended 2006, 2005 and 2004, no shares related to the debentures conversion have been included as the effect would have been anti-dilutive.

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
Stock-based compensation. At December 30, 2006, the Company had five stock-based employee compensation plans, which are described more fully in Note 8 — Stock-Based Compensation. The Company’s compensation plans include the 2001 Non-Officer/Non-Director Equity Incentive Plan (“2001 Plan”), the 2006 Equity Incentive Plan (“2006 Plan”), and three individual nonqualified stock option plans. In addition, the 1996 Equity Incentive Plan (“1996 Plan”), which expired on its own terms in June of 2006, provided for the grant of incentive stock options to employees (including officers and employee-directors) and nonqualified stock options, restricted stock and restricted stock units (“RSUs”) and stock bonuses to employees, directors and consultants. Under the 1996 Plan, there are still outstanding nonvested options that will continue to affect the Company’s stock-based compensation expense. The 2001 Plan provides for the grant of nonqualified stock options to employees of the Company who are not officers or directors. The 2006 Plan provides for the grant of stock options, restricted stock, RSUs, stock appreciation rights (“SARs”), stock-based and cash-based performance awards and stock bonuses to employees, directors and consultants. The individual stock option plans were created during 2005 and 2006 as inducements to certain executives to accept offers of employment with the Company. For all stock-based compensation plans except the 2006 Plan, the exercise price of the options is determined by the Board of Directors, provided that the exercise price for an incentive stock option cannot be less than 100% of the fair market value of the common stock on the grant date and the exercise price for a nonqualified stock option cannot be less than 85% of the fair market value of the common stock on the grant date. For the 2006 Plan, the exercise price of the options is the price per share of common stock as of the close of market on the day prior to date the option is granted. The outstanding options for all four plans generally vest over a period of four years and generally expire 10 years from the grant date. As of February 26, 2007, one of the individual nonqualified plans has expired due to the resignation of the CFO effective December 31, 2006.
Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) and related interpretations, using the Black-Scholes valuation model and the modified prospective application. Accordingly, the financial statements for periods prior to January 1, 2006, will not include compensation cost calculated under the fair value method of SFAS No. 123R. SFAS No. 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. Prior to the implementation of SFAS No. 123R, the Company accounted for its stock-based compensation in accordance with the intrinsic value based method in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Some stock-based employee compensation was reflected in the net income (loss) for options issued at a discount as the Board of Directors compensation. All other options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant; therefore, no other employee compensation cost was reflected in net income (loss).
For the three years ended December 30, 2006, December 31, 2005, and January 1, 2005, there were no income tax benefits recognized in the Consolidated Statement of Operations for stock-based compensation arrangements.
SFAS No. 123R requires the Company to value unvested stock options granted prior to its adoption of SFAS No. 123R under the fair value method and expense these amounts in the income statement over the stock options’s remaining vesting period. In the Company’s efforts to reduce non-cash compensation expense for past option grants in order to avoid them from impacting future results, the Company approved the acceleration of all non-director, non-officer options that were unvested with an exercise price of $9.00 or higher, resulting in the accelerated vesting of an aggregate of 219,190 options in February of 2005. In addition, in October 2005, the Company approved the acceleration of all of the unvested market-based options, resulting in the acceleration of 11,596 options.
Derivatives and hedging activities. The Company does not have any derivative financial instruments as of December 30, 2006 that meet the criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
New accounting pronouncements. In February of 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact SFAS No. 159 may have on its financial position.

In September of 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effect of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in the fiscal year ending December 30, 2006. The adoption of SAB No. 108 did not have any effect on the Company’s consolidated financial statements.
In September of 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact SFAS No. 157 may have on its financial position.
In July of 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN No. 48 and its impact on its financial position, cash flows, and results of operations.
In June of 2006, the FASB ratified the consensus reached by the Emerging Issues Tax Force in Issue No. 06-3 (“EITF 06-3”), How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 also concluded that the presentation of taxes within its scope on either a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. EITF 06-3 is effective for periods beginning after December 15, 2006. The Company currently present these taxes on a net basis and has elected not to change its presentation method.
2. Property and Equipment
Property and equipment consist of the following (in thousands):

FISCAL YEAR ENDED	2006	2005
Machinery and equipment	$150,005	$140,171
Buildings and leasehold improvements	167,276	167,265
Construction in progress	31,740	10,784

	349,021	318,220
Less accumulated depreciation	(156,960)	(139,353)

Property and equipment, net	$192,061	$178,867

Depreciation expense related to property and equipment totaled approximately $25.7 million, $25.9 million and $27.8 million in fiscal 2006, 2005 and 2004, respectively. Property and equipment includes approximately $272,000, $244,000 and $424,000 of interest capitalized during the fiscal years 2006, 2005 and 2004, respectively. Included primarily in the buildings and leasehold improvements are $29.8 million and $33.4 million which are accounted for as capital and financing leases in fiscal 2006 and 2005, respectively. The related accumulated depreciation related to the capital and financing leases is $9.1 million and $9.5 million at December 30, 2006 and December 31, 2005, respectively. Increases in construction related accounts payable of $6.1 million and $3.5 million for 2006 and 2005, respectively, are excluded from the statement of cash flows as non-cash items.

As a result of anticipated store closures, the Company accelerated depreciation of its in-store assets and incurred charges of $122,000, $553,000 and $4.0 million for the fiscal years ended 2006, 2005 and 2004, respectively.
3. Goodwill and Other Intangible Assets
During 2006, no goodwill was recorded as a result of acquisitions, the Company concluded goodwill was not impaired, and no other changes in the carrying amount of goodwill occurred. During the first quarter of fiscal 2005, the Company closed its remaining store in Eugene, Oregon and exited the market area. Associated goodwill of $960,000, net of accumulated amortization recorded prior to the adoption of FASB No. 142 Goodwill and Other Intangible Assets, was written off resulting in an ending net balance of $105.1 million.
Other intangible assets include the following (in thousands):

FISCAL YEAR ENDED	2006	2005
Leasehold interests (amortizable)	$6,598	$8,374
Less accumulated amortization	(2,093)	(2,576)

Leasehold interests, net	4,505	5,798
Liquor licenses (indefinite lived)	305	324

	$4,810	$6,122

Leasehold interests have weighted-average useful lives of 21.8 and 22.1 years for fiscal 2006 and 2005, respectively.
Amortization expense related to finite lived intangible assets was $353,000, $381,000 and $259,000 in fiscal 2006, 2005 and 2004, respectively.
The estimated amortization of finite lived intangible assets for each of the five fiscal years ending in fiscal 2011 is as follows (in thousands):

AMORTIZATION
FISCAL YEAR	EXPENSE
2007	$358
2008	$358
2009	$358
2010	$358
2011	$353
4. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

FISCAL YEAR ENDED	2006	2005
Wages and employee costs	$25,332	$24,185
Self-insurance liabilities	16,955	14,578
Sales and personal property taxes	5,258	4,448
Real estate costs	9,459	4,285
Deferred charges and other accruals	7,466	5,858

	$64,470	$53,354

5. Long-Term Debt
Long-term debt and capital leases outstanding consists of the following (in thousands):

FISCAL YEAR ENDED	2006	2005
Capital leases	$19,850	$20,165
Financing lease obligations	13,248	13,488
Contingent convertible senior debentures due May 15, 2034, bearing interest at an annual rate of 3.25%, issued at a premium	115,137	115,142

	148,235	148,795
Less current portion	(573)	(614)

	$147,662	$148,181

The maturities of long-term debt, financing lease obligations, and capital leases are as follows (in thousands):

FISCAL YEAR	MATURITIES
2007	$573
2008	504
2009	567
2010	666
2011	743
Thereafter	145,182

Total	$148,235

Financing lease obligations. The Company previously owned retail space in two separate locations which it subsequently sold and leased back from the buyers in fiscal 1999. The lease term for both leases is 25 years with four five-year optional renewal periods. In December of 2006, the Company closed a store in one of the locations. The Company is actively marketing that space for sublease to other parties. The Company continues to operate a retail store in the other location. Since the subleasing activity for these locations is considered to be more than minor, the Company is prevented from applying normal sale leaseback accounting treatment in accordance with SFAS No. 98, Accounting for Leases. As a result, the original cost basis of the properties remains on the balance sheet and continues to be depreciated. The proceeds received in connection with the sales of the properties have been recorded as financing lease obligations with interest expense calculated using the effective interest method.
Contingent convertible senior debentures. In June 2004, the Company issued $115.0 million aggregate principal amount of its 3.25% Convertible Senior Debentures due May 15, 2034 in a private placement for total proceeds of $115.2 million. The debentures bear regular interest at the annual rate of 3.25%, payable semiannually on May 15 and November 15 of each year until May 15, 2011, after which date, no regular interest will be due. Commencing May 20, 2011 and ending November 14, 2011, and for any six-month period thereafter, contingent interest will be due and payable in the amount of 0.25% of the average trading price of the debentures during a specified period, if the average trading price of the debentures equals or exceeds 125% of the principal amount of the debentures. Refer to Note 1 — Organization and Summary of Significant Accounting Policies for the potentially dilutive impact of the convertible debentures on future periods.
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
On or after May 20, 2011, the Company may redeem for cash some or all of the debentures at any time and from time to time, for a price equal to 100% of the principal amount of the debentures plus accrued and unpaid contingent interest, if any. Holders have the right to require the Company to repurchase any or all debentures for cash, at a repurchase price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest on: (1) May 15, 2011, May 15, 2014, and May 15, 2024; and (2) upon the occurrence of a fundamental change (as defined in the debenture). In the case of a fundamental change in which all of the consideration for the common stock in the transaction or transactions constituting the fundamental change consists of cash, the Company will also pay to the holders a make-whole premium (as defined in the debenture), the amount of which could be significant but would not be determinable unless and until there were to be a public announcement of such a fundamental change. Any make-whole premium would be payable to all holders regardless of whether the holder elects to require the Company to repurchase the debentures or elects to surrender the debentures for conversion. The purchase of Shares pursuant to the Merger Agreement will enable the holders of outstanding convertible debentures to cause the Company to repurchase their debentures. Purchaser expects to fund all such amounts which may become due and payable by the Company as a result of the purchase of the Shares.
The debentures are unsecured and un-subordinated obligations, and rank equal in priority with all of the Company’s existing and future unsecured and un-subordinated indebtedness and senior in right of payment to all of its subordinated indebtedness. The debentures effectively rank junior to any of the Company’s secured indebtedness and any of its indebtedness that is guaranteed by its subsidiaries. Payment of principal and interest on the debentures are structurally subordinated to the liabilities of the Company’s subsidiaries.
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
Credit facility. On March 31, 2005, the Company entered into a five-year revolving secured credit facility with Bank of America, N.A. (the “B of A Facility”). Concurrent with the execution of the B of A Facility, the Company terminated its existing $95.0 million credit facility (the “Wells Facility”) with Wells Fargo Bank N.A. as administrative agent. The B of A Facility allows borrowings and letters of credit up to a maximum of $40.0 million, with an option to increase borrowings up to $100.0 million, subject to a borrowing base determined by the value of certain inventory, credit card receivables, invested cash and, at the Company’s discretion, mortgaged leaseholds. The B of A Facility is secured by certain assets including, but not limited to, cash, inventory and fixed assets. Borrowings under the B of A Facility bear interest, at the Company’s election, at the prime rate or at London Interbank Offering Rate (“LIBOR”) plus a margin ranging from 1.00% to 1.50%, depending on the excess borrowing availability over amounts borrowed. Interest rates are determined quarterly. The Company is charged a commitment fee on the unused portion of the B of A Facility. There are no financial covenants, other than the obligation to maintain a certain percentage of minimum excess availability (as defined in the agreement) at all times. The B of A Facility requires compliance on a monthly basis with certain non-financial covenants, including limitations on incurring additional indebtedness and making investments, the use and disposition of collateral, changes of control, as well as cash management provisions. In conjunction with the debt refinancing, the Company wrote off approximately $559,000 related to the remaining unamortized debt issuance cost from the Wells Facility. As of December 31, 2006, the Company has approximately $216,000 of capitalized debt issuance costs remaining to be amortized over the life of the agreement using the effective interest method. As of December 30, 2006, the Company had letters of credit outstanding totaling $15.4 million which reduces our availability to approximately $24.6 million.

6. Income Taxes
Income (loss) before income taxes consists of the following (in thousands):

FISCAL YEAR	2006	2005	2004
Domestic	$(17,632)	$2,291	$(15,388)
Foreign	1,701	1,463	1,207

	$(15,931)	$3,754	$(14,181)

Income tax expense (benefit) from continuing operations consists of the following (in thousands):

FISCAL YEAR	2006	2005	2004
Current:
Federal	$—	$—	$—
State and foreign	772	158	247

	772	158	247
Deferred:
Federal	—	—	23,498
State and foreign	(115)	411	2,093

	(115)	411	25,591

	$657	$569	$25,838

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate are as follows:

FISCAL YEAR	2006	2005	2004
Statutory tax rate	34.0%	34.0%	35.0%
State income taxes , net of federal income tax expense and valuation allowance	4.4%	3.0%	2.8%
Foreign income taxes	(0.2)%	2.0%	(0.3)%
Expired tax attributes	(3.5)%	12.8%	(1.7)%
State net operating loss true-up	(0.3)%	(7.1)%	—%
Valuation allowance	(40.7)%	(24.3)%	(216.1)%
Tax rate change	2.1%	(4.6)%	—%
Permanent items	(0.6)%	3.6%	—%
Other, net	0.7%	(4.2)%	(1.9)%

Effective tax rate	(4.1)%	15.2%	(182.2)%

The effective tax rate for the fiscal year ended December 30, 2006 was (4.1)% as compared to 15.2% for fiscal 2005, and (182.2)% for fiscal 2004. The Company recorded no reversals of its valuation allowance for the 2006 fiscal year. The valuation allowance amount above has been adjusted to account for the effect of the valuation allowance change attributable to stock option deductions which will not create an income tax benefit upon release of the valuation allowance, as described in further detail below.
The Company’s income tax provision was computed based on the federal statutory rate and the average state statutory rates, net of the federal benefit.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

FISCAL YEAR	2006	2005
Deferred tax assets:
Inventory-related	$383	$354
Vacation accrual	2,441	2,304
Real estate accruals	15,907	14,340
Net operating loss carryforward	22,034	19,392
Contribution and credit carryforward	2,184	2,240
Canadian property related	179	64
Workers compensation accrual	3,047	2,615
Compensation related	1,186	—
General liability accrual	2,050	—
Stock-based compensation related	949	—
Other	1,202	3,470
Valuation allowance	(37,522)	(35,636)

Total deferred tax assets	14,040	9,143

Deferred tax liabilities:
Property-related	(7,937)	(5,169)
Mark-to-market of short-term investments	—	(1)
Convertible debt	(5,769)	(3,328)
Other	(155)	(581)

Total deferred tax liabilities	(13,861)	(9,079)

Net deferred tax asset	$179	$64

During fiscal 2006, 2005 and 2004, the Company recognized $0, $0, and $0 respectively, directly to additional paid-in capital related to non-compensatory stock plans. The valuation allowance against deferred tax assets increased by approximately $2.2 million in fiscal 2006, however, a portion of such amount represents future net operating loss deductions arising from tax-deductible stock compensation expenses. If the entire valuation allowance is reversed in future periods, approximately $1.3 million of the valuation allowance would not offset income tax expense as it represents stock option deductions that must be credited directly to additional paid-in capital, instead of income tax benefit.
As of December 30, 2006, the Company has net operating losses related to the following tax jurisdictions and expiration periods that are available to offset future taxable income: U.S. federal income tax loss carryforwards of approximately $48.4 million that begin to expire in 2021; various state income tax loss carryforwards of approximately $125.6 million, a portion of which may begin to expire in 2007. The $48.4 million and $125.6 million of federal and state net operating losses, respectively, do not include any stock option deduction amounts for option exercises occurring in 2006 (the year of adoption of FAS123R). However, the stock option deductions for 2006 ($8.3 million) will be reflected on the income tax returns filed by the Company for 2006, and will therefore represent a reconciling item between the net operating losses reported on the financial statements (as described above) and those reported on the relevant income tax returns. The Company’s change in presentation related to this item between 2005 and 2006 was the result of adoption of FAS123R which maintains that the tax benefit of stock option deductions should not be reflected on the financial statements until such deductions result in a reduction of the Company’s income taxes payable. As the Company is not an income tax paying entity in 2006 and the stock option deductions did not result in a reduction in taxes payable, the Company has not reflected the value of the current year stock option deductions in its gross deferred tax asset.
In addition, the Company has charitable carryforwards in the amount of $3.8 million that will begin to expire in fiscal year 2007. Depending on the Company’s taxable income in 2007, up to $1.0 million of the charitable contribution carryforwards could expire. In addition, $684,000 of charitable contribution carryforwards are estimated to expire in 2006.
As of December 30, 2006, the Company has certain income tax credit carryforwards including the following: foreign tax credits of approximately $57,000, alternative minimum tax credits of approximately $19,000 and work opportunity tax credits of approximately $650,000. The alternative minimum tax credits do not expire pursuant to the provisions of the Internal Revenue Code. The foreign tax credits, depending on the year generated, have five and ten year carryforward periods and will begin to expire in 2007. The remaining credits (work opportunity and welfare to work credits) have a twenty year carryforward period and will begin to expire in 2020.

To determine whether to establish or retain the valuation allowance against the Company’s deferred tax assets, the Company performs quarterly assessments of the realizability of its net deferred tax assets considering all available evidence, both positive and negative, as outlined in SFAS No. 109, Accounting for Income Taxes. As a result of this assessment, the Company concluded that it was more likely than not that its net deferred tax assets would not be realized, and therefore established a valuation allowance against its net deferred tax assets for the year ended January 1, 2005. The valuation allowance has been retained for the year ended December 30, 2006 as the relative weights of the positive and negative evidence regarding realizability have not changed enough to affect this determination.
At December 30, 2006, certain undistributed earnings of the Company’s Canadian operations totaling $8.2 million were considered to be permanently reinvested. No deferred tax liability has been recognized for the remittance of such earnings to the United States, since it is the Company’s intention to utilize those earnings in the foreign operations for an indefinite period of time, or to repatriate such earnings only when tax efficient to do so. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credits may be available to reduce some portion of the U.S. income tax liability. The Company has no foreign operations other than Canada.
7. Capital Stock
Authorized preferred stock consists of 5,000,000 shares of which none was outstanding during 2006, 2005, or 2004. Authorized common stock consists of 60,000,000 shares at $0.001 par value. Common stock outstanding at year end 2006 was 29.8 million shares (net of 2.7 million shares of treasury stock). As of December 30, 2006, total common shares reserved for issuance under the Company’s five stock-based employee compensation plans described in Note 8 — Stock-Based Compensation was 3,136,000.
Treasury stock. In 2004, in connection with the convertible debenture issuance, the Board of Directors of the Company authorized the repurchase of 1,977,800 outstanding shares for $25.0 million. The average price per share was $12.64 on the date of purchase. In 2006, pursuant to the termination of the five-year promissory note, Perry Odak, the Company’s former CEO and President, sold 678,530 shares of Common Stock to the Company for $17.89 per share, based on the closing stock price. The Company repurchased the shares for $12.1 million; effectively relieving all debt owed by Mr. Odak and reducing the number of shares outstanding by 678,530. The repurchased shares are reflected as treasury shares in the Company’s consolidated balance sheet. In conjunction with the issuance of restricted stock in the first quarter of 2006, the Company repurchased approximately 2,933 shares of employees’ restricted stock for approximately $43,000 for the employees to pay their related taxes. There is no plan in place to purchase additional outstanding shares.
8. Stock-Based Compensation
Stock-based compensation expense recognized under SFAS No. 123R for the year ended December 30, 2006 was $2.8 million. Of this total, approximately $2.6 million was included in Selling, General and Administrative expenses, $163,000 was included in Direct Store expenses and $7,000 was included in Cost of Goods Sold and Occupancy costs in the Company’s Consolidated Statement of Operations. The stock-based compensation expense for the fiscal year 2006 included $549,000, related to restricted stock units (“RSUs”) that were issued as Board of Directors’ compensation that would have been included in the Company’s Consolidated Statements of Operations under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. For the year ended December 30, 2006, there were no income tax benefits recognized in the Consolidated Statement of Operations for stock-based compensation arrangements. Basic and diluted earnings per share for the year ended December 30, 2006 are $0.08 lower than if the Company had continued to account for stock-based compensation under APB No. 25. The estimated fair value of the Company’s stock-based awards, less estimated forfeitures, is amortized over the awards’ expected life on a straight-line basis.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123R to its stock option plans for the years ended December 31, 2005 and January 1, 2005:

FISCAL YEAR	2005	2004
Net income (loss), as reported	$3,185	$(40,019)
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax*	507	457
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax*	(2,420)	(1,829)

Pro forma net income (loss)	$1,272	$(41,391)

Earnings (loss) per share:
Basic — as reported	$0.11	$(1.37)

Basic — pro forma	$0.04	$(1.42)

Diluted — as reported	$0.11	$(1.37)

Diluted — pro forma	$0.04	$(1.42)

* Amounts are net of a statutory tax rate which is not necessarily indicative of our effective tax rate for the respective periods.
The Company maintains several share-based incentive plans including the following:
Employee Stock Purchase Plan. In August 1996, the Company’s board of directors approved and adopted an Employee Stock Purchase Plan (“Purchase Plan”) reserving 287,307 shares of common stock. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. The offering period for any offering will be no more than 27 months. The Board authorized an offering commencing on the initial public offering date of October 22, 1996 and ending June 30, 1997, and sequential six-month offerings thereafter. The Company obtained shareholder approval in May 2001 to increase the pool of reserved stock by 500,000 shares. As of December 30, 2006, 787,307 of shares are reserved, and 53,698 are available for issuance.
In 2006, the Purchase Plan was modified in response to the adoption of SFAS No. 123R. Employees are eligible to participate in the currently authorized offerings if they have been employed by the Company or an affiliate of the Company incorporated in the United States for at least six months. The plan will now purchase shares of common stock on a quarterly basis rather than semi-annually. Beginning in the first quarter of 2006, the discount on the price of shares was reduced from 15.0% to 5.0% and is applied to the price of the shares on the date in which the buy period closes each quarter. For the shares issued during fiscal 2006, there were approximately $939,000 of payroll deductions which were used to purchase 71,388 shares of common stock. Participation in the Purchase Plan has been suspended, pursuant to the terms of the Merger Agreement, and upon consummation of the Offer described in Note 18- Subsequent Event below, the Purchase Plan will be terminated.
1996 Equity Incentive Plan. The Company’s Wild Oats Markets, Inc. 1996 Equity Incentive Plan (the “1996 Plan”) was adopted by the Board of Directors in August 1996. The 1996 Plan, which expired on its own terms in June of 2006, still has outstanding nonvested options that will continue to affect the Company’s stock-based compensation expense. The 1996 Plan provided for the grant of incentive stock options to employees (including officers and employee-directors) and nonqualified stock options, restricted stock and RSUs and stock bonuses to employees, directors and consultants. The exercise price of options granted under the 1996 Plan was determined by the Board of Directors, provided that the exercise price for an incentive stock option cannot be less than 100.0% of the fair market value of the common stock on the grant date and the exercise price for a nonqualified stock option cannot be less than 85.0% of the fair market value of the common stock on the grant date. Outstanding options generally vested over a period of four years and generally expired 10 years from the grant date.

In March 2004, the Board approved issuance of RSUs as a new alternative compensation arrangement for non-employee board members’ annual service grants and compensation for meeting attendance. RSUs issued in lieu of cash compensation vest immediately, while those issued as an annual grant vest over a one-year period. The Company records compensation expense based on the date upon which an RSU is granted, equal to the fair market value of stock underlying the RSU on the date granted and recognizes the expense over the vesting period. Upon the consummation of the merger under the Merger Agreement, all unvested options, restricted stock and RSUs outstanding under the 1996 Plan will be accelerated, option holders will be paid for the differential between the strike price and the tender price per share and RSU and restricted stock holders will receive the per share Offer price, and the 1996 Plan and all options and RSUs thereunder will be terminated. Refer to Note 18- Subsequent Event for further details.
2001 Non-Officer/Non-Director Equity Incentive Plan. In 2001, the Company created the Wild Oats Markets, Inc. 2001 Nonofficer/Nondirector Equity Incentive Plan, a nonqualified stock option plan (the “2001 Plan”). As of December 30, 2006, 486,000 shares of common stock were reserved for issuance under the 2001 Plan, and options for 11,891 shares were available for grant. The 2001 Plan provides for the grant of nonqualified stock options to employees of the Company who are not officers or directors. The exercise price of options granted under the 2001 Plan is determined by the Board of Directors, provided that the exercise price for a nonqualified stock option cannot be less than 85.0% of the fair market value of the common stock on the grant date. Outstanding options generally vest over four years and generally expire 10 years from the grant date. Upon the consummation of the merger under the Merger Agreement, all unvested options outstanding under the 2001 Plan will be accelerated, holders will be paid for the differential between the strike price and the Offer price per share, and the 2001 Plan and all options thereunder will be terminated. Refer to Note 18- Subsequent Event for further details.
2006 Equity Incentive Plan. In 2006, the Company created the Wild Oats Markets, Inc. 2006 Equity Incentive Plan, a nonqualified stock option plan (the “2006 Plan”). As of December 30, 2006, 2,350,000 shares of common stock were reserved for issuance under the 2006 Plan, and options for 2,164,570 shares were available for grant. The 2006 Plan provides for the grant of incentive and nonqualified stock options, restricted stock, RSUs, stock appreciation rights (“SARs”), stock-based and cash-based performance awards and stock bonuses to employees, directors and consultants. The exercise price of options granted under the 2006 Plan is determined by the Board of Directors, provided that the exercise price for an incentive stock option cannot be less than 100.0% of the fair market value on the grant date and the exercise price for a nonqualified stock option cannot be less than 85.0% of the fair market value of the common stock on the grant date. For the 2006 Plan, the exercise price of the options is the price per share of common stock as of the close of market on the day prior to the date the option is granted. The outstanding options generally vest over a period of four years and generally expire 10 years from the grant date. Upon the consummation of the merger under the Merger Agreement, all unvested options, restricted stock and RSUs outstanding under the 2006 Plan will be accelerated, option holders will be paid for the differential between the strike price and the Offer price per share and RSU and restricted stock holders will receive the per share Offer price, and the 2006 Plan and all options and RSUs thereunder, will be terminated. Refer to Note 18- Subsequent Event for further details.
Individual stock option plans. At the end of 2006, Wild Oats Markets, Inc. had a total of three individual nonqualified stock option plans. These individual stock option plans were created during 2005 and 2006 as inducements to certain executives to accept offers of employment with the Company. The total amount of shares reserved for issuance and total options granted under the three plans is 300,000 shares. Under each plan, the exercise price of the stock options is determined by the Board of Directors, provided that the exercise price cannot be less than 85.0% of fair market value of the common stock on the grant date. Outstanding options vest over a four-year period with an expiration date 10 years from the date of grant. As of February 26, 2007, one of the individual nonqualified plans has expired due to the resignation of the CFO effective December 31, 2006, and the total shares remaining reserved for issuance is 200,000 shares. Upon the consummation of the merger under the Merger Agreement, all unvested options outstanding under the individual plans will be accelerated, holders will be paid for the differential between the strike price and the Offer price per share, and the plans, and all options thereunder, will be terminated. Refer to Note 18- Subsequent Event for further details.

Fair values. Prior to the modification of the Purchase Plan in fiscal 2006, the fair value of the employees’ purchase rights for the employee stock purchase plan was estimated using the Black-Scholes model with the following weighted-average assumptions:

FISCAL YEAR	2005	2004
Estimated dividends	None	None
Expected volatility	70%	73%
Risk-free interest rate	3.95%	3.11%
Expected life (years)	0.5	0.5
Weighted-average fair value per share	$3.55	$2.10
For all of the Company’s stock-based compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and expected life. Expected volatilities utilized in the model are based on the historical volatility of the Company’s stock price. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. The expected life of the fiscal 2006 grants is derived from historical information and other factors. The following summary presents the weighted-average assumptions used for grants issued in fiscal 2006, fiscal 2005, and fiscal 2004:

FISCAL YEAR	2006	2005	2004
Estimated dividends	None	None	None
Expected volatility	49% - 56%	70%	73%
Risk-free interest rate	4.34% - 5.08%	3.99%	2.86%
Expected life (years)	4.0	4.2	4.0
Weighted-average fair value per share	$7.15	$5.52	$5.90

The following summary presents information regarding outstanding stock options as of the 2006, 2005 and 2004 fiscal year ends and changes during the years ending with regard to options under the Plans:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
			(in years)	(in thousands)
Outstanding as of December 27, 2003	3,346,285	$10.30
Granted	412,338	$11.50
Forfeited	(308,400)	$11.04
Expired	(160,912)	$13.37
Exercised	(326,604)	$8.19

Outstanding as of January 1, 2005	2,962,707	$10.55
Granted	481,168	$9.10
Forfeited	(198,942)	$11.25
Expired	(226,165)	$11.94
Exercised	(448,569)	$9.39

Outstanding as of December 31, 2005	2,570,199	$10.19
Granted	449,166	$15.89
Forfeited	(89,637)	$8.71
Expired	(50,821)	$16.50
Exercised	(1,280,947)	$9.33

Outstanding as of December 30, 2006	1,597,960	$12.35	5.85	$5,086

Exercisable as of December 30, 2006	982,533	$11.46	4.85	$3,869

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $14.38 at December 29, 2006, which would have been received by award holders had all award holders exercised their options that were in-the-money as of that date. The total number of in-the-money options exercisable as of December 30, 2006 was approximately 776,000. The aggregate intrinsic value of awards exercised during the year ended December 30, 2006 was $9.7 million.
The following table summarizes information about incentive and nonqualified stock options outstanding and exercisable at December 30, 2006:

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
		Remaining	Weighted		Weighted
Range Of	Number	Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life (years)	Exercise Price	Exercisable	Exercise Price
$4.25 – 7.00	173,935	6.78	$6.25	104,078	$6.31
$7.01 – 8.50	141,877	5.59	$7.89	132,285	$7.90
$8.51 – 10.00	333,549	3.86	$9.46	275,215	$9.34
$10.01 – 12.00	186,073	5.92	$10.80	178,204	$10.79
$12.01 – 16.00	342,734	7.78	$13.32	119,225	$13.39
$16.01 – 26.50	419,792	5.53	$18.59	173,526	$20.00

	1,597,960	5.85	$12.35	982,533	$11.46

In February 2006, the Compensation Committee and the Board of Directors approved a grant of restricted stock awards under the 1996 Plan. The Company recorded compensation expense related to these restricted stock awards totaling $545,000 during the first quarter of 2006. A portion of the restricted stock awards granted under the 1996 Plan vested on the date of grant and the remainder vest on the passage of time. The Company records compensation expense ratably over the vesting period equal to the number of shares multiplied by the closing price of the Company’s common stock on the date of grant less an estimated forfeiture rate. During the year ended December 30, 2006, the Company incurred $346,000 related to the ratable expensing of the first quarter grant of restricted stock.

In May of 2006, the Board of Directors approved a 2007 grant of performance based stock and option awards under the 2006 Plan. The Company recorded compensation expense based on the portion of future restricted stock that is estimated to be vested immediately on the 2007 grant date since the Company believes that the achievement of the performance targets stipulated in these option awards is probable. The total expense recorded during the year ended December 30, 2006 was $547,000.
In August of 2006, the Company issued a grant of 20,000 shares of restricted stock under the 2006 Plan to the Chief Financial Officer. One quarter of the shares would vest a year from the date of issuance and the remainder was to cliff vest one quarter annually. The Company recorded compensation expense ratably over the vesting period equal to the number of shares multiplied by the closing price of the Company’s common stock on the date of grant less an estimated forfeiture rate. The total expense recorded during 2006 was approximately $33,000. These shares expired effective as of December 31, 2006 due to the resignation of the CFO.
A summary of the status of the Company’s nonvested options to buy shares as of December 30, 2006, and changes during the year ended is presented below:

		Weighted-
	Number of	Average Grant-
	shares	Date Fair Value
Nonvested at December 31, 2005	406,086	$4.30
Granted	449,166	$7.15
Vested	(150,188)	$4.62
Forfeited	(89,637)	$4.56

Nonvested at December 30, 2006	615,427	$6.33

As of December 30, 2006, the total unrecorded deferred stock-based compensation balance for nonvested options, net of expected forfeitures, was $2.8 million which is expected to be amortized over a weighted-average period of 1.5 years.
Cash received from option exercises was $12.0 million for the year ended December 30, 2006, and $4.2 million for the year ended December 31, 2005. For periods subsequent to the adoption of SFAS No. 123R, the Company presents excess tax benefits from the exercise of stock options, if any, in the Consolidated Statement of Cash Flows as a financing cash inflow and as a corresponding reduction in operating cash flow. The Company has not recorded any excess tax benefits from the exercise of stock options during the year ended December 30, 2006.
9. Litigation
Tim Auchterlonie, individually and on behalf of all others similarly situated and the general public, and Roes 1 to 1000 vs. Wild Oats Markets, Inc. and Does 1 through 100, is a suit brought in August 2004 in the Superior Court, County of Los Angeles, for payment of overtime and damages relating to alleged violations of the California Business and Professions Code by a former store director claiming that he should have been classified as an employee paid on an hourly basis, together with other related claims. In mid-2005, five additional named plaintiffs were added to the suit, and the trials of the original plaintiff and the new plaintiffs were bifurcated. The Company believes that all of the named plaintiffs were correctly classified as exempt employees based upon their job duties. The Company settled with the original plaintiff and three other plaintiffs for an immaterial amount in the aggregate and the two other plaintiffs withdrew their claims. After the bench trial, the Court found in favor of the remaining plaintiff on the claim for overtime compensation, and entered judgment against the Company for $43,700. The Company has appealed the judgment.
The Hoeppner and Puerto cases, described below, are related to the Auchterlonie case. Ana Marie Hoeppner et al. v. Wild Oats Markets, Inc. and Does 1 through 100, Superior Court, County of Los Angeles, is a case asserted by six California plaintiffs arising from claimed misclassification as exempt employees. The parties are awaiting a trial date. The Company believes that it will prevail. Jason Puerto, et al. v. Wild Oats Markets, Inc. and Does 1 through 100, is a suit brought by eight plaintiffs in October 2006 in the Superior Court, County of Los Angeles, with substantively similar claims as Hoeppner. The Company filed an answer denying liability. The Company does not believe that the total potential liability in either case is material.

In October 2000, the Company was named as defendant in 3601 Group Inc. v. Wild Oats Northwest, Inc., Wild Oats, Inc. and Wild Oats Markets, Inc., a suit filed in Superior Court for King County, Washington, by a property owner who claims that Alfalfa’s Inc., the Company’s predecessor in interest, breached a lease in 1995 related to certain property in Seattle, Washington. After trial in fiscal 2002, a jury awarded $0 in damages to the plaintiffs, and the Company was subsequently awarded $190,000 in attorneys’ fees. The judgment was reversed on the plaintiff’s appeal and the matter was remanded to the trial court. After a jury trial in August 2006, judgment was entered against the Company in the amount of $823,432, inclusive of attorneys’ fees, costs and interest. The Company has posted a bond and filed a notice of appeal.
In June 2002 an administrative law judge (“ALJ”) found against the Company in Wild Oats Markets, Inc. and Local 371, United Food & Commercial Workers, concerning certain unfair labor practice charges brought in connection with the opening of our store in Westport, Connecticut. In May 2005, the NLRB issued a Decision and Order, setting forth certain equitable, injunctive and monetary remedies to be undertaken by the Company, including payment of backpay less interim earnings, and offers of employment to certain former employees of a store that the Company sold in 2000 (the “Sold Store”). The Company agreed to reinstate one former employee and paid an immaterial amount to settle all claims related to the Sold Store.
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
10. Leases and Other Commitments and Contingencies
The Company has numerous leases related to facilities and store equipment. The initial lease term is usually between 10 and 20 years, and generally includes renewal options for varying terms thereafter, as well as rent escalation clauses. Certain store leases may require additional rental payments contingent upon sales volume for the particular store (“contingent rentals”).
Future minimum lease payments under noncancelable leases as of December 30, 2006 are summarized as follows (in thousands):

FISCAL YEAR	Operating Leases	Capital Leases	Financing Leases
2007	$41,870	$1,935	$1,443
2008	39,740	1,890	1,443
2009	36,538	1,946	1,450
2010	35,174	1,961	1,485
2011	34,200	2,011	1,485
Thereafter	263,139	37,723	19,690

Total minimum lease payments	$450,661	47,466	26,996

Less amount representing interest		(27,616)	(13,748)

Present value of net minimum lease payments		19,850	13,248
Less current portion		(312)	(261)

Long term portion		$19,538	$12,987

Minimum rentals shown above do not include contingent rental payments. Total rent expense (consisting of base rent and contingent rent) under these leases was $36.9 million, $34.4 million and $35.6 million during fiscal 2006, 2005, and 2004, respectively. Total contingent rentals paid during these same periods was $775,000, $867,000 and $1.0 million, respectively. Sublease income received for fiscal years 2006, 2005, and 2004 was $3.1 million, $2.9 million and $2.0 million, respectively.
Included in the $450.7 million of minimum lease payments is $66.1 million, which is related to lease costs for closed stores. The Company is actively working to reduce these payments through assignments, subleases or terminations of the lease obligations.

Future minimum sublease rental income payments to be received as of December 30, 2006 are as follows (in thousands):

Sublease Rental
Fiscal Year	Income
2007	2,371
2008	1,788
2009	1,620
2010	1,067
2011	816
Thereafter	5,500

Total	$13,162

As of December 30, 2006, the Company had commitments under construction contracts totaling $9.1 million. The Company is self-insured for certain losses relating to workers compensation claims, general liability, and employee medical and dental benefits. The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insured losses are accrued based upon the Company’s estimates of the aggregate uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company’s historical experiences. If the Company experiences an increase in claims, if actuarial assumptions are inaccurate, or insurance industry costs increase beyond current expectations, then additional reserves may be required.
11. Restructuring and Asset Impairment Charges
Fiscal 2006
During fiscal 2006, the Company recorded restructuring and asset impairment expense of $28.2 million consisting of the following components (in thousands):

Change in estimate related to lease-related liabilities for sites previously closed	$483
Lease-related liabilities for sites closed during fiscal 2006	11,487
Accretion expense on lease-related liabilities	618
Severance for employees terminated during the year ended December 30, 2006	809
Asset impairment charges	14,773

Total restructuring and asset impairment expense	$28,170

Details of the significant components are as follows:
Change in estimate related to lease-related liabilities for sites previously closed. During 2006, the Company had changes in estimates for locations closed during previous fiscal years for reasons including brokerage fees for obtaining a subtenant and additional rent expense when expected subtenancy arrangements took more time to complete than originally expected. Throughout 2006, we determined that additional time to dispose of vacant sites would require adjusting our estimates for changes in facts and circumstances by $483,000 consisting of the following: Additional time estimated for obtaining viable subtenants of $1.0 million and the procurement of viable subtenants producing a reversal of previously accounted for reserves of approximately $500,000, net of brokerage fees.
Lease-related liabilities for sites closed during fiscal 2006. During 2006, the Company closed five stores in Arizona, two stores in Colorado, and one store each in Oregon, Florida, Utah, and Nebraska. Certain locations had remaining lease periods for which the Company is responsible for paying future rent. Related to these closures and relocations, the Company accrued for the period of time that best estimates the remaining lease liabilities and closures costs.
Severance for employees terminated during 2006. During the fiscal year, 385 employees were notified of their involuntary termination in conjunction with the closing of eleven stores. The costs of termination for the year were $809,000. As of December 30, 2006, $450,000 of the benefits had been paid to terminated employees.

Asset impairment charges During 2006, the Company identified asset impairment charges of $10.9 million for the net book value of assets to be disposed of from nine store locations that were closed during the year and $263,000 for the net book value of assets related to sites identified for future store locations that were subsequently determined unsuitable. The Company also decided not to open two stores under development and recorded asset impairment charges of $864,000 and a loss on disposal of assets of $918,000.
In addition to the restructuring expense described above, management also identified asset impairment charges of $2.7 million in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets for two stores held for use. These assets became impaired during the fourth quarter of fiscal 2006 because the projected cash flows of each store at the time were not sufficient to fully recover the carrying value of the stores’ long-lived assets. In determining whether an impairment exists, the Company estimates the stores’ future cash flows on an undiscounted basis, and if the cash flows are not sufficient to recover the carrying value, then the Company uses a discounted cash flow based on a risk-adjusted discount rate, to adjust its carrying value of the assets and records a provision for impairment as appropriate. The Company continually reevaluates its stores’ performance to monitor the carrying value of its long-lived assets in comparison to projected cash flows.
During 2006, 2005, and 2004, the Company incurred $122,000, $553,000 and $4.0 million, respectively, of charges for accelerated depreciation for planned store closures. The costs are included in “Costs of Goods Sold and Occupancy Costs” in the Statements of Operations.
Fiscal 2005
During fiscal 2005, the Company recorded restructuring and asset impairment expense of $4.0 million consisting of the following components (in thousands):

Change in estimate related to lease-related liabilities for sites previously closed	$(239)
Lease-related liabilities for sites closed during fiscal 2005	1,273
Accretion expense on lease-related liabilities	469
Severance for employees terminated during the year ended December 31, 2005	134
Asset impairment charges	1,370
Write off of goodwill	960

Total restructuring and asset impairment expense	$3,967

Details of the significant components are as follows:
Change in estimate related to lease-related liabilities for sites previously closed. During 2005, the Company had changes in estimates for locations closed during previous fiscal years for reasons including brokerage fees for obtaining a subtenant and additional rent expense when expected subtenancy arrangements took more time to complete than originally expected. Throughout 2005, we determined that additional time to dispose of vacant sites would require adjusting our estimates for changes in facts and circumstances by $(239,000) consisting of the following: Additional time estimated for obtaining viable subtenants of $1.1 million offset by approximately $1.3 million which includes the reversal of an existing accrual for a potential litigation relating to a location in Missouri, and other subtenancy adjustments.
Estimates related to lease-related liabilities for closed during 2005. During 2005, the Company closed one store in Oregon, one commissary kitchen in Arizona, a regional office in California, and relocated two stores; one in Oregon and one store in Arizona. Certain locations had remaining lease periods for which the Company is responsible for paying future rent. Related to these closures and relocations, the Company accrued for the period of time that best estimates the remaining lease liabilities and closures costs.
Severance for employees terminated during 2005. During the fiscal year, 88 employees were notified of their involuntary termination in conjunction with the closing of one store a commissary kitchen, and a regional office, and the relocation of two stores. The costs of termination for the year were $134,000. As of December 31, 2005, all $134,000 of the benefits had been paid to terminated employees. In addition, $192,000 was also paid to terminated employees related to accruals from the prior year.

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
Fiscal 2004
During fiscal 2004, the Company recorded restructuring and asset impairment expense of $2.5 million consisting of the following components (in thousands):

Changes in estimate related to lease-related liabilities for sites previously closed	$(427)
Lease-related liabilities for sites closed during fiscal 2004	566
Accretion expense on lease-related liabilities	531
Severance for employees terminated during the year ended January 1, 2005	754
Asset impairment charges	1,037

Total restructuring and asset impairment expense	$2,461

Details of the significant components are as follows:
Changes in estimates related to lease-related liabilities for sites previously closed. During 2004, the Company incurred changes in estimates for locations closed during previous fiscal years, such as the addition or loss of a subtenant, brokerage fees for obtaining a subtenant, or if expected subtenancy arrangements take additional time to complete than originally expected. Throughout 2004, the Company determined that additional time to dispose of vacant sites would require adjusting its estimates for changes in facts and circumstances by $(427,000) consisting of the following: Additional time estimated for obtaining viable subtenants of $1.1 million and the procurement of viable subtenants producing a reversal of previously accounted for reserves of approximately $1.5 million, net of brokerage fees.
Lease-related liabilities for sites closed during 2004. During 2004, the Company closed store locations in Washington, Oregon, Florida and Arizona. Certain locations had remaining lease periods for which the Company is responsible for paying future rent. The Company accrued $566,000 related to those store locations based on its best estimate of the future lease periods during which it is obligated to pay rent.
Severance for employees terminated during 2004. During the fiscal year, 162 employees were terminated in conjunction with the closing of stores and a reorganization of the Company’s Home Office functions. The employees were notified of their involuntary termination approximately one month before the store closure. The costs of termination for the year were $754,000. As of January 1, 2005, $556,000 of involuntary termination benefits had been paid to terminated employees.
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

Sales and store contribution to profit (sales less cost of goods sold, occupancy costs, and direct store expenses) for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005 for stores that were closed during the year are as follows (in thousands):

FISCAL YEAR	2006	2005	2004
Sales	$42,626	$5,884	$13,043
Store contribution to profit	$(9,077)	$(137)	$(999)
The following table summarizes accruals related to the Company’s restructuring charges (in thousands):

	2003				(Unaudited)
	And				Q1		Q2	Q3	Q4
EXIT PLANS	Prior	2004		2005	2006		2006	2006	2006	TOTAL
BALANCE, 12-31-05	$5,949	$287		$1,183	$—		$—	$—	$—	$7,419
Severance expense	—	—		—	114		—	—	—	114
Lease-related expense	185	—		9	1,362		—	—	—	1,556
Cash paid :
Severance	—	—		—	(105)		—	—	—	(105)
Lease-related liabilities	(378)	—		(177)	(47)		—	—	—	(602)
Provision adjustments	20	—		—	8		—	—	—	28

BALANCE, 04-01-06	$5,776	$287		$1,015	$1,332		$—	$—	$—	$8,410

Severance expense	—	—		—	—		5	—	—	5
Lease-related expense	186	—		21	47		—	—	—	254
Cash paid:
Severance	—	—		—	—		—	—	—	—
Lease-related liabilities	(338)	—		(197)	(81)		—	—	—	(616)
Provision adjustments	—	(7)		—	(8)		—	—	—	(15)

BALANCE, 07-01-06	$5,624	$280		$839	$1,290		$5	$—	$—	$8,038

Severance expense	—	—		—	(11)		1	8	—	(2)
Lease-related expense	(113)	—		684	(318)		—	—	—	253
Cash Paid:
Severance	—	—		—	—		(6)	(2)	—	(8)
Lease related liabilities	(237)	—		(176)	(177)		—	—	—	(590)
Provision adjustments	—	—		—	—		—	—	—	—

BALANCE, 09-30-06	$5,274	$280		$1,347	$784		$—	$6	$—	$7,691

Severance expense	—	—		—	—		—	1	691	692
Lease-related expense	(204)	—		10	(377)		—	36	11,061	10,526
Cash paid:
Severance	—	—		—	—		—	(7)	(329)	(336)
Lease-related liabilities	(194)	—		(274)	(562)		—	(11)	(317)	(1,358)
Provision adjustments	—	—		—	—		—	—	936	936

BALANCE, 12-30-2006	$4,876 (1)	$280	(1)	$1,083 (1)	$(155	)(1)	$—	$25 (1)	$12,042(2)	$18,151

(1)The restructuring accrual balance consists of lease-related liabilities.
(2)The restructuring accrual balance consists of lease-related liabilities and $362,000 for employee termination benefits.
As of December 30, 2006, the Company’s restructuring balances consist of $6.2 million in accrued liabilities and other long-term obligations of $12.0 million.

12. 401(k) Plan
The Company maintains a tax-qualified employee savings and retirement plan (the “401(k) Plan”) covering the Company’s employees. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the lesser of 90% of their annual compensation or the statutorily prescribed annual limit ($15,000 in fiscal 2006) and have the amount of such reduction contributed to the 401(k) Plan. Employees over age 50 may also contribute an additional $5,000 (in fiscal 2006) “catch-up” contribution. The 401(k) Plan provides for additional matching contributions to the 401(k) Plan by the Company in an amount determined by the Company prior to the end of each plan year. Total Company contributions during fiscal 2006, 2005 and 2004 were approximately $1.2 million, $1.1 million and $1.2 million, respectively. The trustees of the 401(k) Plan, at the direction of each participant, invest the assets of the 401(k) Plan in designated investment options. The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code.
In January 2002, the Company was notified by its 401(k) trustee that effective April 1, 2002, the trustee would no longer provide trustee services for 401(k) plans. The Company selected a new plan administrator and a new trustee after extensive research and interviews. In the fourth quarter of fiscal 2002, the Company was notified by its new plan administrator that it was selling its business without the Company’s consent (as required by the then-current contract). The Company elected to terminate its contract and selected Milliman USA as its new plan administrator. The plan accounts were transferred to Milliman and Company employees were notified that they would be unable to make withdrawals from or change the investment designations of their accounts until the transfer was completed. The transfer was completed in January 2003. The Company also amended its 401(k) Plan in fiscal 2003 and fiscal 2004 to modify the eligibility requirements. In fiscal 2003, the Company completed an audit of one of the record keeping practices of one of its past plan administrators. The Company completed its comprehensive review of past administrative practices of its 401(k) Plan during the third quarter of fiscal 2004. As a result, in November 2004, the Company filed a voluntary correction plan with the Internal Revenue Service related to the 401(k) Plan. Pursuant to the Company’s audit in 2004, the Company determined that it was obligated to contribute an estimated $1.2 million, inclusive of earnings, to the 401(k) Plan to correct certain past administrative practices dating back to 1999, of which $1.0 million was included in direct store expense and $200,000 was included in selling, general and administrative expense. During 2006 pursuant to communications with the IRS, the reserve was reduced to $350,000. In February of 2007, the VCP documents were signed and provided to the IRS, and the Company is awaiting notification of approval of such documents.
13. Stockholder Rights Plan
The Company has a stockholder rights plan having both “flip-in” and “flip-over” provisions. Stockholders of record as of May 22, 1998 received the right (“Right”) to purchase a fractional share of preferred stock at a purchase price of $145 for each share of common stock held. In addition, until the Rights become exercisable as described below and in certain limited circumstances thereafter, the Company will issue one Right for each share of common stock issued after May 22, 1998. For the “flip-in provision,” the Rights would become exercisable only if a person or group acquires beneficial ownership of 15% (the “Threshold Percentage”) or more of the outstanding common stock. Holdings of certain existing affiliates of the Company are excluded from the Threshold Percentage. In that event, all holders of Rights other than the person or group who acquired the Threshold Percentage would be entitled to purchase shares of common stock at a substantial discount to the then-current market price. This right to purchase common stock at a discount would be triggered as of a specified number of days following the passing of the Threshold Percentage. For the “flip-over” provision, if the Company was acquired in a merger or other business combination or transaction, the holders of such Rights would be entitled to purchase shares of the acquiror’s common stock at a substantial discount. In February of 2002, the rights plan was amended to remove certain provisions related to continuing control of modification and operation of the rights plan by certain directors. In February of 2007, the Company entered into another amendment to the rights plan in order to render the Rights inapplicable to the transactions contemplated by the Merger Agreement, and provides for expiration of the Rights immediately prior to the effective time of the merger. Refer to Note 18 — Subsequent Event for further details.
14. Deferred Compensation Plan
Effective beginning in fiscal 1999, the Company maintains a nonqualified Deferred Compensation Plan (the “DCP”) for certain members of management. Eligible employees may contribute a portion of base salary or bonuses to the plan annually. The DCP provides for additional matching contributions by the Company in an amount determined by the

Company prior to the end of each plan year. Total Company matching contributions to the DCP during fiscal 2006, 2005 and 2004 were approximately $69,000, $59,000 and $85,000, respectively. On December 31, 2004, in response to the American Jobs Creation Act (“AJCA”), which mandated modifications to Treasury regulations applicable to deferred compensation, the Company froze the then-existing DCP participants’ accounts, and created new participants’ accounts, effective January 1, 2005. The Company is administering a new DCP in good faith compliance with currently issued rules and will establish the new plan document once final regulations, promulgated under the AJCA, are issued. Upon the consummation of the Merger Agreement, the DCP will be terminated and the balances paid out to the participants therein. Refer to Note 18 — Subsequent Event for further details.
15. Comprehensive Income
The components of other comprehensive income consist of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities, which are reported net of tax. Comprehensive income has been disclosed in the statement of comprehensive income (loss) for all periods presented.
The components of accumulated other comprehensive income for fiscal years ending 2006, 2005, and 2004 are as follows (in thousands):

	Foreign	Unrealized Gain
	Currency	(Loss) On
	Translation	Available-For
	Adjustments	Sale Securities	Total
Balance at December 27, 2003	$248	$—	$248

Foreign currency translation adjustment	681	—	681
Unrealized gain on available-for-sale securities	—	37	37

Balance at January 1, 2005	929	37	966

Foreign currency translation adjustment	294	—	294
Unrealized loss on available-for-sale securities	—	(20)	(20)

Balance at December 31, 2005	1,223	17	1,240

Foreign currency translation adjustment	112	—	112
Unrealized loss on available-for-sale securities	—	(17)	(17)

Balance at December 30, 2006	$1,335	$—	$1,335

16. Related Party Transactions
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

As a result of the completion of an equity offering of 4.45 million shares of the Company’s common stock in September 2002, the Company issued options exercisable for 164,211 shares of the Company’s stock to Mr. Odak pursuant to the terms of his employment agreement. An additional 70,000 options, to which Mr. Odak would have been entitled under his employment agreement, were issued to executives of the Company designated by Mr. Odak. The Company also issued an additional 70,000 options to Mr. Odak, provided that the options granted to Mr. Odak are only exercisable as the options granted to the designated executives under the third amendment to Mr. Odak’s employment agreement terminate (as opposed to expire) without exercise. The Company also made a matching grant of 70,000 additional options from the Company’s 1996 Equity Incentive Plan to the same executives. The Company incurred quarterly compensation expense, based on any increase in the then-current stock price over the exercise price, as a result of the issuance of the initial 70,000 options (as opposed to the Company’s matching grant of 70,000 additional options) to the designated executives and Mr. Odak.
The Odak Employment Agreement, as amended, provided for the payment of the existing $9.2 million supplemental bonus in the event of Mr. Odak’s death or disability, as defined in the Odak Employment Agreement, while employed by the Company, and for payment of a bonus of approximately $1.6 million: (i) in the event Mr. Odak terminates his employment for “good reason”, as defined in the Odak Employment Agreement, or (ii) in the event Mr. Odak is terminated without “Cause”, as defined in the Odak Employment Agreement. The Company acquired an insurance policy for the benefit of the Company to cover Mr. Odak’s death or disability in the approximate amount of the supplemental bonus.
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
Pursuant to the Severance Agreement, in exchange for mutual general releases of any claims by the Company or Mr. Odak against each other and a non-competition covenant from Mr. Odak through October 2009, Mr. Odak will receive continuation of his current base salary for a period of thirty-six months, valued at approximately $1,534,000, in addition to a payment valued at approximately $1,978,000 in recognition of the increased profitability of the Company and in light of the termination of the Company’s obligations under the Employment Agreement. Mr. Odak will also continue to receive both medical and group life insurance benefits for thirty-six months. He will also maintain the use of the automobile currently provided by the Company for the balance of the term remaining on its lease ending June 16, 2009. The Company has valued the medical and group life insurance benefits at approximately $33,000, and the use of the automobile through the remainder of the lease has been valued at approximately $48,000. Approximately $3.6 million related to the above amounts payable to Mr. Odak were accrued by the Company in 2006. The Company also accelerated the vesting of 4,167 shares of restricted stock granted to Mr. Odak for his performance in 2006 that were scheduled to vest in February of 2007. The Company expensed an additional $45,000 related to the accelerated vesting of the restricted stock.
Other. Mark A. Retzloff was a member of the Company’s Board of Directors and sat on its Real Estate Committee until the expiration of his term as director at the Company’s Annual Meeting of Shareholders on May 3, 2006. As a result of Mr. Retzloff’s position as Chief Organic Officer of Aurora Organic Dairy, a vendor that derives 6% of its total revenues from sales of organic milk to the Company under the Company’s private label brand, the Company considered the organic milk transactions to include a related party relationship until Mr. Retzloff’s term as a director expired on May 3, 2006. Stacey J. Bell, a current member of the Company’s Board of Directors, is an employee of Ideasphere, Inc., which sold vitamins and supplements to the Company during 2005 and through the first two quarters of fiscal 2006. Total purchases from these vendors for the fiscal years ending 2006, 2005, and 2004 were $2.1 million, $4.8 million, and $2.7 million, respectively. A majority of these purchases are made primarily through the Company’s primary distributor, UNFI and are therefore indirect in nature. These costs are all for inventory and the related cost of goods sold. As of the fiscal years ending 2006 and 2005, amounts owed to these vendors were $0 and $112,000, respectively. Gregory Mays, the Chairman of the Board of Directors and interim CEO, is also on the Board of Directors for Pathmark Stores, Inc. which began carrying the Wild Oats corporate branded products during the fourth quarter of 2006. Total sales during 2006 to Pathmark were approximately $716,000.
17. Quarterly Information (Unaudited)
The following interim financial information presents the fiscal 2006 and 2005 consolidated results of operations on a quarterly basis (in thousands, except per-share amounts):

	QUARTER ENDED
	April 1,	July 1,	September 30,	December 30,
Statement of Operations Data	2006	2006	2006	2006
Sales	$298,357	$296,561	$291,804	$296,300
Gross profit	$91,372	$89,685	$85,673	$88,465
Net income (loss)	$2,885	$4,870	$3,108	$(27,451)
Basic net income (loss) per common share	$0.10	$0.17	$0.11	$(0.92)

Diluted net income (loss) per common share	$0.10	$0.16	$0.10	$(0.92)

Basic weighted-average number of common shares	28,970	29,236	29,521	29,689

Diluted weighted-average number of common shares	29,542	29,966	30,155	29,689

	QUARTER ENDED
	April 2,	July 2,	October 1,	December 31,
Statement of Operations Data	2005	2005	2005	2005
Sales	$278,079	$284,608	$278,522	$282,748
Gross profit	$80,256	$82,559	$80,737	$84,009
Net income (loss)	$(1,151)	$922	$82	$3,332
Basic net income (loss) per common share	$(0.04)	$0.03	$0.00	$0.11

Diluted net income (loss) per common share	$(0.04)	$0.03	$0.00	$0.11

Basic weighted-average number of common shares	28,554	28,667	28,928	29,089

Diluted weighted-average number of common shares	28,554	29,185	29,694	29,661

18. Subsequent Event
On February 21, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Whole Foods Market, Inc. (“Parent”) and WFMI Merger Co., a wholly-owned subsidiary of Parent (“Purchaser”).
Subject to the terms and conditions of the Merger Agreement, on February 27, 2007, Purchaser commenced a tender offer on Schedule TO (the “Schedule TO”) filed with the Securities and Exchange Commission (the “SEC”), to purchase all of the Company’s outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), including the associated preferred stock purchase rights (the “Rights”), issued pursuant to the Rights Agreement, dated as of May 22, 1998, as amended (the “Rights Agreement”), between the Company and Wells Fargo Bank, N.A. (the “Rights Agent”), as successor in interest to Norwest Bank Minneapolis, N.A., as rights agent (such Common Stock, together with the associated Rights, the “Shares”), at a purchase price of $18.50 per Share net to the Company in cash, without interest thereon (the “Offer Price”) upon the terms and subject to the conditions set forth in the Offer to Purchase dated February 27, 2007 (the “Offer to Purchase”), and the related Letter of Transmittal (which, together with any amendments or supplements thereto, constitute the “Offer”).
Consummation of the Offer and the Merger are subject to customary closing conditions, including the expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). On March 13, 2007, the Company and Purchaser received a request for additional information (commonly known as a “second request”) from the Federal Trade Commission (“FTC”) in connection with the Offer. The Company intends to continue to cooperate fully with the FTC and to respond promptly to this request. The effect of the second request is to extend the waiting period imposed by the HSR Act until 10 days after Purchaser has substantially complied with the request, unless that period is extended voluntarily by the parties or terminated sooner by the FTC. The consummation of the Offer is subject to certain conditions, including the tender of a majority of the Shares.
Under a Tender and Support Agreement, dated as of February 21, 2007 (the “Tender Agreement”), among the Company, Parent, Purchaser, Yucaipa American Alliance Fund I, L.P. (“YAAF”), and Yucaipa American Alliance (Parallel) Fund I, L.P. (“YAAF Parallel” and together with YAAF, “Yucaipa”), Yucaipa has committed to accept the Offer and to tender all Shares beneficially owned by it, which represent approximately 18.0% of the Company’s total outstanding shares of common stock as of February 20, 2007.
The Company entered into Amendment No. 3 to Rights Agreement, dated as of February 21, 2007 with the Rights Agent to amend the Rights Agreement. Amendment No. 3 to Rights Agreement renders the Rights inapplicable to the Offer, the Merger, the Tender Agreement and the other transactions contemplated by the Merger Agreement, and provides for expiration of the Rights immediately prior to the effective time of the Merger.

The Company and Gregory Mays, interim Chief Executive Officer (“CEO”) and the Chairman of the Board of the Company, on February 21, 2007 entered into an Incentive Bonus Agreement, dated February 20, 2007 (the “Incentive Bonus Agreement”). The Incentive Bonus Agreement provides for an increase in Mr. Mays’ compensation as interim CEO of the Company from the rate of $50,000 per month, to the rate of $100,000 per month commencing on February 1, 2007, as well as payment of a $750,000 cash bonus (the “Bonus”) to Mr. Mays, payable upon the consummation of the Merger or other sale of the Company or its assets. The Incentive Bonus Agreement also confirms the February 21, 2007 grant to Mr. Mays of the restricted stock units (“RSUs”) included in the initial interim CEO compensation arrangement: 20,000 fully vested RSUs and 10,000 RSUs, which will vest on the earlier to occur of (i) the sale of the Company (including the consummation of the Merger) or (ii) the appointment of a new CEO of the Company. In the event that the Merger Agreement is terminated and no other sale of the Company has occurred, the Incentive Bonus Agreement provides for the grant of an additional 15,000 fully vested RSUs (the “Contingent RSUs”), exchangeable for 15,000 shares of the Company’s unrestricted common stock on a date selected by Mr. Mays at his discretion, upon the earlier of the hiring of a new CEO or December 31, 2007. If the Contingent RSUs have been issued prior to the payment of the Bonus, the Bonus will be decreased by the product of the number of Contingent RSUs multiplied by price per share on the date of grant. The RSUs will be issued from and subject to the terms of the Company’s 2006 Equity Incentive Plan.
On February 20, 2007, the Board of Directors of the Company adopted the 2007 Transition Bonus Plan (the “Transition Plan”) in order to incentivize certain of the Company’s current main office and field region (non-store level) management employees to remain in the Company’s employ through the consummation of the Merger, and for a period of transition thereafter. The Transition Plan provides participants with the opportunity to receive a bonus of up to 20% of their salary. The bonus becomes payable at the following times: (i) 30% at the consummation of the Merger and (ii) 70% at the earlier of November 21, 2007, or a termination of the participant’s employment by the Company without cause. For employees terminated without cause, amounts payable under the Transition Plan are payable in addition to applicable severance benefits provided by the Company or its successors. Gregory Mays, the interim Chief Executive Officer of the Company, three senior executive officers and one vice president will not participate in the Transition Plan.
In February 2006, the Company’s Board of Directors approved a Long Term Incentive Plan (the “LTIP”), pursuant to which annual grants of stock and stock options would be made to director-level and above employees of Company to incentivize long-term performance, with such grants conditioned upon the Company’s financial performance in the prior fiscal year meeting certain targets set by the Board of Directors. On February 20, 2007, the Board of Directors of the Company approved the payment in lieu of equity grants of cash equal to the value, based on the year-end per share price of the Company’s common stock on the NASDAQ National Market, of the stock and stock options that would have been granted in 2007 to eligible employees for 2006 performance. Each of the following three senior executive officers of the Company, Freya Brier, Senior Vice President and General Counsel, Sam Martin, Sr. Vice President of Operations; and Roger Davidson, Sr. Vice President of Merchandising and Marketing, will receive a cash payment of $45,373 in lieu of options and stock that would have been granted under the LTIP. Such cash payments in lieu of the grant of vested stock options and stock are expected to be paid in March 2007.
Item 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

Item 9A.
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 30, 2006, the Company’s management, with the participation if its interim Chief Executive Officer and interim Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the interim Chief Executive Officer and interim Chief Financial Officer concluded that, as of the date of this evaluation, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 were accumulated and communicated to the Company’s management, including its interim Chief Executive Officer and its interim Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosure.
Report of Management on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is the process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
Management has evaluated the effectiveness of internal control over financial reporting as of December 30, 2006 in relation to criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 30, 2006.
Ernst & Young LLP, an independent registered public accounting firm, has audited the financial statements that are included in this annual report and expressed an opinion thereon. Ernst & Young LLP has also expressed an opinion on management’s assessment of, and the effective operation of internal control over financial reporting as of December 30, 2006, which is contained under Item 8 of this report under the heading “Report of Independent Registered Public Accounting Firm.” The attestation report is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.
OTHER INFORMATION
The following information is being provided in lieu of filing under Item 5.02(e) of Form 8-K to report modifications to compensation of certain senior executive officers.
Effective January 7, 2007, the Company modified the compensation of Samuel Martin, Senior Vice President of Operations to provide for: (1) an increase in annual salary to $350,000, and (2) subject to certain conditions of sale, the Company’s payment of an amount equal to the remaining balance due, if any, on a loan secured by a mortgage on Mr. Martin’s prior residence, after application of the net proceeds from sale of the residence to the amount due under the loan, plus an amount approximately equal to the income taxes arising as a result of such payment; and (b) the Company’s payment of $25,000, together with closing costs of sale of Mr. Martin’s prior residence, plus an amount approximately equal to the income taxes arising as a result of such payment.

PART III.
Item 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE
CURRENT BOARD OF DIRECTORS
The Board of Directors represents the interest of all stockholders in perpetuating the business of the Company for the most favorable results, and for ensuring that the Company operates in accordance with its mission and values and its Code of Business Conduct and Ethics, which is posted on the corporate Internet Web site, http://www.wildoats.com. The Board of Directors of the Company is presently composed of six members and is divided into three classes, categorized as Class I, Class II and Class III. Each year, the directors in one of the three classes are elected to serve a three-year term.

Name	Age	Principal Occupation/ Employment	Term Expiration
Gregory Mays	60	Chairman of the Board; Interim Chief Executive Officer; Acting Chief Financial Officer	2009
Stacey J. Bell	54	Senior Innovations Scientist, Ideasphere, Inc.	2007
Hal Brice	50	Co-Chief Executive Office of HEILBrice	2008
Brian K. Devine	64	Chairman of Petco Animal Supplies, Inc.	2007
David J. Gallitano	58	President of Tucker, Inc.	2008
John A. Shields	62	Former Chief Executive Officer, First National Supermarkets, Inc.	2007
The following are brief biographies of each current member of the Board.
Gregory Mays has served as a Director and the Chairman of the Board since July 2006. Mr. Mays has served as interim Chief Executive Officer from October 19, 2006, and has acting as the Company’s principal financial officer from January 1, 2007 through the present. Mr. Mays has held numerous senior executive positions in a 33-year career in the retail food industry. Companies in which he has been a senior executive include Ralphs Grocery Company, Food 4 Less Supermarkets, Alpha Beta Stores, Almacs’ Supermarkets and Cala Foods. From February 1999 to present he has been a consultant. He currently serves as a Director of Pathmark Supermarkets, Inc., Source Interlink Companies, Inc. and Simon Worldwide, Inc.
Dr. Stacey J. Bell has served as a Director of the Company since December 2002. Since June 2004, Dr. Bell has been employed as Research and Development, Senior Innovations Scientist by Ideasphere, Inc., a manufacturer of vitamins and supplements. Dr. Bell has also acted as an independent consultant to the food and supplements industries on product development and formulation issues. From September 2002 through February 2004, Dr. Bell served as Vice President of Medical Research and Education at Zone Labs (formerly known as Sears Labs) in Marblehead, Massachusetts. From June 1999 through November 2001, Dr. Bell was employed by Functional Foods, LLC and Functional Foods, Inc., where Dr. Bell was responsible for development of products for use in the treatment of human disease and conditions. During the first half of 1999, Dr. Bell was employed by Medical Foods, Inc., where she was engaged in the development of food products for use in the treatment of people with chronic disease. From 1987 through 1998, Dr. Bell conducted clinical research trials for the New England Deaconess Hospital and Harvard Medical School.
Hal Brice has served as a Director for the Company since July 2006. Since its founding in 1987, Mr. Brice has been the chief executive officer of HEILBrice, a retail marketing and advertising firm, which has since been producing advertising and marketing strategies for large food retail chains, media, consumer packaged goods and restaurants.
Brian K. Devine has been a Director of the Company since October 1997. Mr. Devine is Chairman of Petco Animal Supplies, Inc., and has been with Petco since August 1990. Prior to joining Petco, Mr. Devine was President of Krause’s Sofa Factory, a furniture retailer and manufacturer, from 1988 to 1989. From 1970 to 1988, Mr. Devine held several positions with Toys “R” Us, including Senior Vice President, Director of Stores. Currently, Mr. Devine serves on the board of the Retail Industry Leaders Association, National Retail Federation, Students in Free Enterprise, Georgetown University Board of Regents, Georgetown University’s College Board of Advisors, San Diego Padres and the San Diego International Sports Council.

David J. Gallitano has served as a Director for the Company since January 30, 2003, and is Chairman of the Audit Committee. Mr. Gallitano is President of Tucker, Inc., a private investment and advisory firm. Mr. Gallitano was elected to the board of Hanover Insurance Group in May 2006. Mr. Gallitano was Chairman, Chief Executive Officer and President of APW Ltd., a global contract manufacturing company of technical equipment from April 2003 through March 2005. Mr. Gallitano was the Chairman and Chief Executive Officer of Columbia National, Inc. from May 1993 until September 2002. Mr. Gallitano was an Executive Vice President at PaineWebber Incorporated, where he headed the company’s Principal Transactions Group from December 1986 through May 1993. Mr. Gallitano also served as President and Chief Executive Officer of the General Electric Mortgage Capital Corporation from January 1984 through December 1986.
John A. Shields has been a member of the Board of the Company since July 1996, and was the Chairman of the Board of the Company from July 1996 through May 2004. From June 1995 to July 1996, Mr. Shields was a member of the board of directors of Alfalfa’s, Inc., which merged with the Company in 1996. He was Chairman of the Board of Homeland Stores, Inc. from October 1997 to October 2001. From January 1994 through December 1997, he was Chairman of the Board of Delray Farms Markets, a chain of produce, meat and deli markets. From 1983 until 1993, Mr. Shields was President and Chief Executive Officer of First National Supermarkets.
THE AUDIT COMMITTEE
The members of the Audit Committee are David Gallitano, Dr. Stacey Bell and Hal Brice, with Mr. Gallitano serving as Chairman of the Audit Committee. Mr. Gallitano and the other members of the Audit committee are independent, as defined by Rules 4200(a)(15) and 4350 of the NASD, and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. The Board of Directors has determined that David Gallitano qualifies as an “audit committee financial expert” as the term is used in Item 407(d)(5)(ii) of Regulation S-K.
EXECUTIVE OFFICERS
Set forth below is certain information concerning non-director employees who currently serve as executive officers. The Company’s executive officers serve at the discretion of the Board. There are no family relationships between any of the Company’s directors and executive officers. None of the corporations or other organizations referred to below with which an executive officer has been employed or otherwise associated is a parent, subsidiary or affiliate of the Company.
Freya R. Brier, age 49, Senior Vice President, General Counsel and Corporate Secretary. Ms. Brier joined the Company as General Counsel in November 1996 and was named Vice President, Legal in July 1997. In August 2004, Ms. Brier was named Senior Vice President. Ms. Brier was Assistant Secretary of the Company from 1997 through 2001, and Secretary since August 2001. Ms. Brier was named Chief Ethics Officer in October 2002. Ms. Brier was Corporate Counsel for Synergen, Inc. from January 1993 through January 1995. Ms. Brier was a legal consultant to Amgen, Inc. from February 1995 to November 1996, handling securities litigation management and land use acquisition and planning. Prior to joining Synergen, Ms. Brier was a partner with the Denver law firm of Holme Roberts & Owen LLP.
Roger Davidson, age 53, Senior Vice President of Merchandising and Sales. Mr. Davidson joined the Company as Senior Vice President of Merchandising and Marketing, effective October 30, 2006. Mr. Davidson was most recently the Senior Vice President and Chief Operating Officer, Retail Food Companies, of Supervalu, Inc., from December 2004 through June 2006. From December 2003 to December 2004, he was Senior Vice President of Grocery Procurement, Merchandising, and Own Brand for H.E.B. Grocery, a regional Texas-based grocer. From December 2000 to December 2003, he was Senior Vice President of Non-Perishables, Corporate Brands and Global Sourcing for Ahold USA, a leading global food retailing company. Prior to that, Mr. Davidson served in a variety of operations and management roles in his 37-year long career in the food retailing industry.
Samuel Martin, age 50, Senior Vice President of Operations. Mr. Martin joined the Company as Senior Vice President of Operations in January 2006. Mr. Martin was most recently the Senior Vice President of Supply Chain for Shopko Stores Inc., from April 2005 through December 2005. Mr. Martin joined ShopKo in April 2003 as Vice President of Distribution and Transportation, and continued in that capacity until April 2005. From 1998 until 2003, Mr. Martin was Regional Vice President, Western Region, and General Manager for Toys R Us. Prior to that, Mr. Martin served in a variety of operational roles in his 24-year tenure with Fred Meyer Stores.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of Forms 3, 4 and 5 furnished to the Company, the Company considers the following reports of changes in beneficial ownership to be untimely filed under Section 16(a): (1) David Gallitano, Hal Brice and John Shields, each of whom filed one late Form 4 reporting receipt of RSU’s granted for committee meeting attendance; and (2) Peter Williams, who filed one late Form 4 reporting same-day exercise of options and sale Company stock resulting from such exercise.
Item 11.
EXECUTIVE COMPENSATION
THE COMPENSATION COMMITTEE
The members of the Compensation Committee are David Gallitano and Dr. Stacey Bell, with Mr. Gallitano serving as the Committee’s Chairman. The Committee is responsible for setting the policies that govern executive compensation, bonuses (if any) and stock ownership programs. The Committee annually evaluates the performance and compensation of the Chief Executive Officer (the “CEO”) and the other executive officers of the Company, based upon a variety of factors, including the achievement of corporate goals, individual performance and comparisons with other independent grocers and retail companies.
Role of the Compensation Committee
The Compensation Committee (the “Committee”) formulates and administers the Company’s compensation philosophies and programs. The Committee oversees the Company’s compensation and benefit plans and policies, reviews and approves equity grants, and reviews and approves all compensation decisions relating to elected officers, including the CEO and the other executive officers identified in the Summary Compensation Table below (the CEO and the other executive officers are defined in this discussion as the “Named Executive Officers” or “NEOs”). The Committee also oversees compensation philosophies regarding, and compensation programs for the Board of Directors (which includes compensation for the Chairman of the Board). The Committee submits its recommendations regarding compensation of the Chairman and CEO, or persons performing the same functions, to the independent Directors of the Board for approval. All members of the Committee must be members of the Board and must satisfy the criteria for independence and competence as set by the Securities Exchange Commission and the National Association of Securities Dealers from time to time.
Authority of the Compensation Committee
In discharging its oversight role, the Committee is empowered to investigate any matter brought to its attention by the Company, its executives or any other credible party. The Committee has full access to all books, records, facilities and personnel of the Company and has the power to retain outside counsel, consultants or other experts to provide the Committee with such advice, information or expertise as the Committee deems necessary to properly discharge its duties. The Committee has been granted the authority to act on behalf of the Board, and as such, is in place to represent the Company’s stockholders. The Committee has a charter that outlines its responsibilities, authority and the required structure and membership of the Committee. The Committee reviews the adequacy of its Charter from time to time and recommends changes for ratification by the Board where appropriate.
Roles of Executives and Compensation Consultant in Assisting the Committee
The Committee is supported in its work by the CEO, or person performing the same function, as well as the head of the Human Resources Department. Agendas for Committee meetings are set by the CEO in consultation with the Chairman of the Committee, and include items submitted for consideration by the head of Human Resources or CEO. The CEO makes recommendations to the Committee concerning compensation philosophy and decisions. The head of the Human Resources

Department provides resources to the Committee for research on various issues, as well as takes primary responsibility for the drafting of policies and plans to effectuate the decisions of the Committee. On an annual basis, or more often if necessary, the CEO provides comprehensive performance appraisals of senior executive officers and makes recommendations for adjustments in compensation. The Committee reviews recommended changes to NEO compensation and approves changes in compensation prior to implementation. Generally, the CEO’s responsibilities include the administration of the details of the Company’s compensation program (applying the Committee’s general compensation philosophy as previously developed) for all employees. The CEO is involved in discussions concerning Board compensation as a member of the Board.
The head of the Company’s Human Resource department makes recommendations to the CEO and the Committee concerning the assessment and design of compensation programs, plans and awards for employees, including the NEOs. This individual regularly attends the nonexecutive portions of the Committee meetings to provide information and reports on progress on matters as directed by the Committee. The Company’s Corporate Secretary also attends the nonexecutive portions of the Committee meetings to take minutes. The Company maintains a Compensation department in its corporate Human Resources department that implements the Committee’s programs and policies, administers incentive plans and provides research and recommendations on compensation matters to the Committee and the Human Resources department.
The Committee has the authority under its Charter to engage the services of outside advisors and experts to assist the Committee. In the past year, the Committee has engaged Pearl Meyer & Partners (“Pearl Meyer”), an independent outside compensation consultant, to advise the Committee on matters related to compensation of directors, the CEO and NEOs, and the creation of bonus and equity incentive plans.
COMPENSATION DISCUSSION AND ANALYSIS
Introduction
The following discussion provides a comprehensive discussion of the compensation philosophy, policies and practices that are applied to arrive at total compensation packages for senior executives of the Company identified below. The Compensation Committee (the “Committee”) reviews and approves all compensation decisions relating to elected officers, including the CEO and the other Named Executive Officers. Where germane to the understanding of compensation, the disclosure may include a broader discussion regarding the application of a particular philosophy, policy or practice to employees of the Company as a whole. See Corporate Governance — Compensation Committee for a narrative description of the Company’s processes and procedures for the consideration and determination of executive and director compensation.
General Compensation Philosophy for Executive Officers
The Committee believes that compensation paid to executive officers should be closely aligned with the performance of the Company on both a short-term and long-term basis, and that such compensation should assist the Company in attracting and retaining key executives critical to its long-term success. A significant portion of the executives’ compensation opportunity is directly related to the Company’s financial targets, and other factors that directly and indirectly influence shareholder value. Primary components of executive officer compensation consist of the following:
Base salary
Annual cash incentive program predicated on the Company achieving targeted financial results
Equity grants as a part of incentive programs and under individual stock option plans
Eligibility to participate in the Company’s 401(k) and Deferred Compensation Retirement Plans
Disability coverage and life insurance
The Compensation Committee evaluates information from various compensation surveys on an annual basis. The market analyses considered includes retail industry data, including, where available, specific information from the grocery sector. In addition, market data is evaluated by specialized positions that cross industry-specific requirements. The Company adjusts for general economic variances to reflect the local economic marketplace.

For 2006, the Committee requested that Pearl Meyer & Partners, the compensation consultant engaged by the Committee (“Pearl Meyer”) evaluate and prepare recommendations regarding the following elements of direct compensation for NEOS:
Base salary;
Actual total cash which included base salary and short-term incentives;
Actual long-term incentives (including Black-Scholes value for options); and
Actual total direct compensation, which includes actual total cash compensation and actual long term incentives.
This data was collected as part of an overall long term incentive study that was conducted by Pearl Meyer from November 2005 to January 2006. Pearl Meyer utilized as benchmarks the following grocery store companies based on 2004 fiscal year results:

Name of Company	Business Operations	2004 Fiscal Revenues
Arden Group, Inc.	Gibson’s and Mayfair supermarkets in Los Angeles, CA	$503M
The Kroger Company	Dillon Food Stores, City Market, Sav-Mor, Kwik Shop, Mini Mart and King Soopers	$56.4B
Pathmark Stores, Inc.	regional supermarkets primarily in the northeastern US	$3.9B
Publix Supermarkets, Inc.	supermarkets in FL, SC, GA and AL	$18.7B
Safeway, Inc.	Carr-Gottstein, Dominick’s, Genuardi’s, Randall/Tom Thumb, and Von’s supermarkets	$35.8B
SUPERVALU, Inc.	superstores, combination of food and drug stores and wholesale operations	$19.5B
Weis Markets, Inc.	PA, MD, NJ, NY, VA, WV grocery stores and SuperPetz	$2.1B
Whole Foods Market, Inc.	National natural food markets	$4.7B
Because the grocery store comparators vary in size, Pearl Meyer employed a regression analysis to estimate projected compensation ranges for each element of pay for a company with the Company’s approximately $1.05 billion 2004 revenue. To supplement this analysis, Pearl Meyer selected a Supplemental Comparator group of 17 retail and restaurant companies with median revenues approximately equal to the Company’s 2004 revenue of $1.05 billion. Based on these comparators, Pearl Meyer made certain compensation recommendations to the Committee.
Not all of the jobs of the Named Executive Officers can accurately be compared to external market surveys. Hence, standard “benchmark positions”, i.e., jobs closely matched to the market survey job description, are used to establish those salary ranges. All employees of the Company receive a grade level, based on job classification and compensation ranges. Named Executive Officer positions are assigned to the grades based on the benchmarked positions. Consideration is given to the required level of job competencies, formal training and experience, responsibility and accountability.
In addition to the recommendations provided by Pearl Meyer, the Committee also reviewed compensation data from other retail companies that best align with the Company’s sales volume, cash flow and market capitalization to determine the competitive positioning of pay. As part of this review, the Committee considered Pearl Meyer’s recommendations, and a base salary and total cash compensation analysis prepared by the Compensation Department of the Company. The data considered included comparators from the retail/wholesale industries, companies with revenue from $1B to $3B, and analyses both from overall national market pay averages as well as salaries specific to Colorado. Additionally, the Committee considered a historical and perspective breakdown of the total compensation components for each executive officer.
2006 Activities of the Compensation Committee
Compensation Committee meetings in 2006 were attended by the members of the Committee, and, in some instances by the CEO, the head of Human Resources and representatives of Pearl Meyer. Activities of the Committee are segregated into two types: “Normal Course Activities” are activities engaged in by the Committee annually or quarterly that effectuate already established compensation policies discussed above, and “Extraordinary Activities” are activities that are required because of unique circumstances, or to amend or establish new compensation objectives as discussed below. Actions taken by the Committee in 2006 include:

Normal Course Activities:
setting financial targets for 2006 for the payment of cash incentives under the Company’s home office and regional cash incentive bonus program review and modification of annual compensation of Named Executive Officers approval of grants of stock options for promotions and new hires review of market data collected by the Company on salaries and total compensation packages
Extraordinary Activities:
creation of the Wild Oats Markets, Inc. 2006 Equity Incentive Plan, and the submission of such plan for shareholder approval at the Company’s annual meeting of shareholders reservation of 2.35 million shares for issuance under the approved 2006 Equity Incentive Plan the creation of the Roger Davidson Equity Incentive Plan and of the Sam Martin Equity Incentive Plan as inducements to employment for the two executives evaluation of appropriate compensation and negotiation of the renewal of the employment agreement of the Company’s prior CEO negotiation of the former CEO’s post-resignation consideration review and modification of the Board’s compensation structure creation of a long term incentive plan to attract and retain qualified employees establishment of compensation arrangement for the Company’s interim CEO
In 2006, the pending expiration of the existing employment agreement of Perry D. Odak, the Company’s CEO, required that the Committee evaluate his compensation, using its consultant, against certain benchmark companies discussed below, and negotiate a compensation package for the extension of his employment agreement. The inability of the Committee and CEO to reach agreement necessitated the appointment of Gregory Mays, the Chairman of the Board, as interim CEO and the negotiation of his compensation arrangement, as well as the negotiation of a compensation package for the departing CEO based upon the terms of his then-existing employment agreement. The departure of the Company’s Senior Vice President of Operations in 2005 and the departure of the Company’s Senior Vice President for Merchandising and Sales in early 2006 necessitated the hiring in 2006 of new Senior Vice Presidents of Operations and of Merchandising and Marketing, and the creation of the Sam Martin Equity Incentive Plan and the Roger Davidson Equity Incentive Plan, respectively, were necessary as inducements to accept offers of employment by such individuals. The expiration by its terms of the Company’s 1996 Equity Incentive Plan in June 2006 necessitated the creation of a new incentive plan, the “Wild Oats Markets, Inc. 2006 Equity Incentive Plan” (the “2006 Plan”) to allow the Company to award stock options, restricted stock units and restricted stock to employees and directors to hire, retain and incentivize qualified individuals. The Committee engaged its compensation consultant to review the compensation structure for the Company’s directors, and as a result, made certain modifications, discussed below in “Director Compensation”, to the compensation structure in order to provide compensation more in alignment with the compensation of directors in other companies of similar size and complexity, to ensure the Company’s ability to attract and retain qualified directors.
The Committee also reviewed proposals from management and the Committee’s compensation consultant regarding the establishment of a long-term incentive program for the Company’s employees who are director level and above. The Company had not had, in the past, any formalized program for the grant of long term incentive compensation, and as a result has had difficulty in retaining qualified employees. In late 2005, after determining the desirability and necessity of such a program, the Committee requested that the Human Resources Department work with the Committee’s compensation consultant to propose a formal program, which was approved by the Board of Directors in February 2006. The program and its underlying philosophy are described below in “Equity Incentives.”
In the normal course in July 2006, the Committee approved a salary increase for Freya R. Brier, Senior Vice President, to more closely align her base salary with the market salary for her responsibilities, and approved a salary increase and equity grant to Bob Dimond, Chief Financial Officer and Senior Vice President Finance, in support of retention. Mr. Dimond resigned effective December 31, 2006 (see “Employment Agreements” below).

Summary Compensation Table
The following table sets forth compensation for fiscal year 2006 earned by the PEO, PFO, NEOs and two other individuals for whom disclosure would have been provided but for the fact that the individuals were not serving as executive officers as of December 30, 2006.

									Non-Equity	Change in Pension Value
									Incentive Plan	and Nonqualified	All Other
						Stock		Option	Compensation	Deferred Compensation	Compensation
Name and Principal Position	Year	Salary ($)		Bonus($)		Awards($)		Awards($)	($)[1]	Earnings ($)	($)[2]		Total ($)
PEO (Former) Perry Odak	2006	403,847		1,943,346	[3]	132,507	[4]	—	—	—	1,629,168	[5]	4,108,868
PEO (Interim) Gregory Mays	2006	70,968		—		—		—	—	—	—		70,968
PFO (Former) Robert Dimond	2006	336,539		—		83,953		206,247	—	—	83,400	[6]	710,139
A. Sam Martin, Sr. VP Operations	2006	283,654		100,000	[7]	—		—	167,500	—	123,735	[8]	674,889
B. Freya Brier, Senior VP & General Counsel	2006	286,154		—		50,604		53,370	179,000	—	51,421	[9]	620,549
C. Roger Davidson, Sr. VP Merchandising & Marketing	2006	60,577	[10]	—		—		—	43,750	—	53,607	[11]	157,934
Peter Williams, Sr. VP Human Resources (Former)	2006	215,481		—		50,604		44,473	—	—	260,688	[12]	571,246
Bruce Bowman, Sr. VP Business Development Former)	2006	145,000	[13]	—		50,604		17,835	—	—	32,512	[14]	245,945

(1)	Cash bonuses paid pursuant to Cash Incentive Plan described in Annual Cash Incentives below, for 2006 performance.

(2)	Includes matching contributions by the Company to its deferred compensation program for Perry Odak and Freya Brier.

(3)	Payments received under the Resignation Agreement. See Potential Payments Upon Termination or Change in Control — Employee Agreements — Perry D. Odak.

(4)	Includes restricted stock for which vesting was accelerated pursuant to the Resignation Agreement.

(5)
Includes $1.5 million, which is three times Mr. Odak’s annual base salary of $500,000, payable under the Resignation Agreement in bi-weekly amounts over three years, as well as the value of a leased automobile and the value of upgrades to an incentive trip.

(6)	Relocation expense paid pursuant to Mr. Dimond’s offer letter.

(7)	Guaranteed bonus under Mr. Martin’s offer letter.

(8)
Includes a $45,373 cash payment in lieu of a grant of stock and options under the LTIP for 2006 performance, and relocation expense plus the payment of mortgage and other expenses on Mr. Martin’s former residence.

(9)	Includes a $45,373 cash payment in lieu of a grant of stock and options under the LTIP for 2006 performance.

(10)	Partial year compensation. Mr. Davidson began employment in October 2006.

(11)	Includes a $45,373 cash payment in lieu of a grant of stock and options under the LTIP for 2006 performance.

(12)	Severance for Mr. Williams, who separated employment in November 2006, including 2006 bonus and COBRA coverage for the severance period.

(13)	Partial year compensation. Mr. Bowman retired in June 2006.

(14)	The value of upgrades to an incentive trip.

For 2006, the actual total compensation (base salary and short- and long-term incentive compensation) of the Named Executive Officers generally fell within 26% and 50% of total compensation paid to executives holding equivalent positions in the peer group companies. The Compensation Committee believes that this position was appropriate with the Company’s financial and individual performance of each of the Named Executive Officers, and that the compensation was reasonable in its totality.
Base Salaries
The Company’s compensation philosophy regarding base pay is to pay at “midpoint”, or the 50th percentile, for the position based on industry data. The salaries of the Named Executive Officers are reviewed on an annual basis by the CEO together with the head of the Human Resources department, as well as at the time of a promotion or other change in responsibilities. Increases in salary are based on an evaluation of the individual’s performance and level of pay compared to the retail industry/ grocery sector peer group pay levels.
Compensation for the Named Executive Officers, and the general philosophy of compensation for senior management, was reevaluated by the Committee in 2006 using its independent compensation consultant, Pearl Meyer, and as a result, the compensation of one Named Executive was adjusted to market based upon a survey of benchmarked companies and job responsibilities.
Annual Cash Incentives
In 2005, the Compensation Committee reviewed and approved the implementation of a Home Office and Regional Incentive Plan (“Cash Incentive Plan”). The Company believes that the Cash Incentive Plan provides short-term incentives for the attraction and retention of qualified individuals and rewards based on both overall Company and individual performance thresholds for alignment with stockholder value. We should disclose the specific target and how discretion was exercised to adjust the adjusted EBITDA. Under the terms of the Cash Incentive Plan, an annual cash bonus may be paid to eligible employees, including the CEO and the Named Executive Officers, if the Company achieves certain minimum financial targets, established by the Committee at the commencement of each fiscal year, which are calculated using earnings before interest, taxes, depreciation and amortization, loss on early extinguishment of debt, loss (gain) on asset disposals, net, certain restructuring and asset impairment charges (income), net. If the minimum financial targets are met, then an employee is eligible for payment if continuously employed through the date upon which the payment under the Incentive Plan is made to all employees (generally in February of the following year), and the employee has received a minimum score on their annual performance review. The amount of the payment is determined as a percentage of base salary based upon the grade level of the employee. For the Named Executive Officers, bonus as a percentage of base salary is 75% for the CEO and 50% for all other Named Executive Officers.
Equity Incentives
The compensation philosophy of the Company for the grant of long term equity incentives is to:
attract, retain, motivate and reward employees, non-employee directors and advisors to the Company;
provide equitable and competitive compensation opportunities; and
promote creation of long-term value for stockholders by closely aligning the interests of officers and directors with the interests of stockholders
In February 2006, the Committee approved the issuance, as an incentive to long-term performance, of restricted common stock of the Company for the CEO, the Named Executive Officers, and other management employees, based on financial performance of the Company for 2005. The restricted stock vests 25% immediately upon issuance, with the remainder vesting 25% annually. 16,667 shares of such restricted stock were issued to Perry D. Odak and 8,344 shares of such restricted stock were issued to the each of following Senior Vice Presidents: Robert Dimond, Bruce Bowman and Freya Brier.

Long-Term Incentive Plan. As part of the compensation consultant’s study on senior management compensation, Pearl Meyer recommended that long term equity incentives be expressed as a percent of base salary in order to produce benchmark comparisons and results that are more consistent with expectations and reasonable internal parity considerations. The comparison of long-term incentives as a percent of base salary continues to tie to the midpoint of total compensation for the benchmarked companies and other salary survey information collected by the Company. Pearl Meyer recommended that annual equity awards to senior executives be comprised of both restricted stock and stock options, with substantially heavier weight to stock options to tie the value of long-term incentives directly to overall Company performance. This recommendation was adopted by the Committee in the formulation of the long term incentive plan described below.
In February 2006, the Committee recommended approval of, and the Board of Directors approved the adoption of the Wild Oats Markets Long Term Incentive Plan (the “LTIP”), an internal policy for the formalization of the grant of long-term incentive options to employees at or above the director level (including store directors). Under the terms of such plan, stock options, restricted stock units and restricted stock may be issued to eligible employees, including the Named Executive Officers, on an annual basis. Under the LTIP, Named Executive Officers are eligible to receive an award of stock options and restricted stock based upon the achievement by the Company of the annual fiscal financial targets described in “Annual Cash Incentives” above. In addition, awards to Named Executive Officers and Vice Presidents under the LTIP are conditioned upon current employment as of the date of determination of award and the achievement of certain individual performance goals. Awards, if any, to Named Executive Officers are granted (1) 75% in stock options, vested 25% each year over four years, and (2) 25% in restricted stock, vested 25% each year over four years. Director- level employees (including store directors) below the Vice President level are awarded stock solely based on achievement by the Company of its annual fiscal financial target, without any individual performance targets. The Company has no guidelines, beyond the specified vesting, that requires holding of any incentive stock grants for any particular periods of time, nor does the Company require that any officer purchase Company stock as a condition to employment.
Wild Oats Markets, Inc. 2006 Equity Incentive Plan. Also, in February 2006, the Committee recommended, and the Board of Directors approved, the placement of the Wild Oats Markets, Inc. Equity Incentive Plan (the “2006 Plan”) on the agenda of the Company’s 2006 Annual Meeting of Stockholders, and the 2006 Plan was approved by the stockholders. The Company reserved 2.35 shares of common stock for equity awards under the 2006 Plan. The shares reserved include the sum of 2,000,000 shares plus shares remaining available for issuance under the 1996 Wild Oats Markets, Inc. Equity Incentive Plan, which expired in June 2006. The terms of the 2006 Plan are generally intended to comply with the requirements and current guidance for deferred compensation under Section 409A (“Section 409A”) of the Internal Revenue Code (the “Code”). The 2006 Plan authorizes a broad range of awards, including stock options; stock appreciation rights; restricted stock; restricted stock units (“RSUs”); awards based on common stock; dividend equivalents; performance shares or other stock-based performance awards; cash-based performance awards tied to achievement of specific performance objectives; and, shares issuable in lieu of rights to cash compensation. The exercise price of an option is determined by the Committee, but may not be less than the fair market value of the shares on the date of grant.
Individual Equity Incentive Plans. In 2006 the Committee approved the creation of two individual equity incentive plans as inducement to accept employment for each of two senior executive officers: Sam Martin, Sr. Vice President of Operations; and Roger Davidson, Sr. Vice President of Merchandising and Marketing. Each individual plan provided for the issuance of 100,000 shares of the Company’s common stock, vesting over a four-year period.

Grants of Plan-Based Awards
This table discloses the actual numbers of stock options and restricted stock awards granted and the grant date fair value of these awards. It also captures potential future payouts under the Company’s non-equity and equity incentive plans.

									All Other	All Other
									Stock	Option
									Awards:	Awards:
									Number of	Number of		Exercise or
		Estimated Future Payouts Under Non-Equity				Estimated Future Payouts Under Equity			Shares of	Securities		Base Price of
	Grant	Incentive Plan Awards				Incentive Plan Awards[1]			Stock or	Underlying		Option Awards
Name	Date	Threshold ($)[2]	Target ($)[3]		Maximum ($)[4]	Threshold (#)	Target (#)	Maximum(#)	Units (#)	Options (#)		($/sh)
PEO — Perry Odak	02-08-06	—	—		—	—	—	—	16,667	—		—
PEO — Greg Mays		—	—		—	—	—	—	—	—		—
PFO — Bob Dimond	02-08-06	—	—		—	—	—	—	8,334	—		—
	08-07-06	—	—		—	—	—	—	20,000	60,000		16.85
A. Sam Martin	01-05-06	—	—		—	—	—	—	—	100,000	[5]	12.19
	03-15-07	73,750	147,500		221,250	82,500	165,000	247,500	—	—		—
B. Freya Brier	02-08-06	—	—		—	—	—	—	8,334	—		—
	03-15-07	78,750	157,500		236,250	82,500	165,000	247,500	—	—		—
C. Roger Davidson	10-30-06	—	—		—	—	—	—	—	100,000	[5]	18.17
	03-15-07	—	43,750	[6]	—	82,500	165,000	247,500	—	—		—
Peter Williams	02-08-06	—	—		—	—	—	—	8,334	—		—
Bruce Bowman	02-08-06	—	—		—	—	—	—	8,334	—		—

(1)
Assumes full potential vesting of stock and options that could be granted under the LTIP for 2006 performance. For 2006, employee will receive $45,373 cash payment in lieu of a grant of stock and options under the LTIP.

(2)	Minimum payment under Cash Incentive Plan of 25% of employee’s base wage.

(3)	Target payment under Cash Incentive Plan of 50% of employee’s base wage.

(4)	Maximum payment under Cash Incentive Plan of 75% of employee’s base wage.

(5)	Option grant under separate incentive plan as inducement to accept employment with the Company.

(6)	Guaranteed 2006 bonus under Mr. Davidson’s offer letter.

Outstanding Equity Awards at Fiscal Year-End
The following information is given as of December 30, 2006:

						Stock Awards
	Option Awards									Equity Incentive
			Equity Incentive							Plan Awards: Market
			Plan Awards:				Market Value		Equity Incentive	or Payout Value of
	Number of	Number of	Number Of				of		Plan Awards Number	Unearned
	Securities	Securities	Securities				Shares or Units		of	Shares, Units or
	Underlying	Underlying	Underlying			Number of Shares	of		Unearned Shares,	Other Rights
	Unexercised	Unexercised	Unexercised	Option	Option	or Units of Stock	Stock That		Units or Other Rights	That Have
	Options (#)	Options (#)	Unearned	Exercise	Expiration	That Have Not	Have Not		That Have Not	Not
Name	Exercisable	Unexercisable	Options (#)[1]	Price ($)	Date	Vested (#)	Vested ($)		Vested (#)	Vested ($)
PEO — P. Odak	—	—	—	—	—	—	179,750	[2]	—
PEO — G. Mays	—	—	—	—	—	—	—		—
PFO — B. Dimond	—	60,000	—	16.85	08-07-16	20,000	287,600	[2]	—
	26,666	58,334	—	10.00	04-28-15	6,251	89,889	[2]	—
Sam Martin	—	100,000	—	12.19	01-05-16	—	—		—
Freya Brier	645	—	—	16.00	12-26-07	—	—		—
	7,500	—	—	17.17	02-09-09	—	—		—
	10,000	—	—	9.06	05-26-10	—	—		—
	55,231	—	—	9.40	08-02-11	—	—		—
	20,912	—	—	9.40	08-02-11	—	—		—
	11,666	—	—	11.12	09-04-12	—	—		—
	11,667	—	—	11.12	09-04-12	—	—		—
	17,708	7,292	—	12.63	02-26-14	—	—		—
	2,499	—	—	6.10	02-24-15	—	—		—
	3,000	6,501	—	6.10	02-14-15	6,251	89,889		—
Roger Davidson	—	100,000	—	18.17	10-30-16	—	—		—
Peter Williams	—	—	—	—	—	6,251	89,889	[2]	—
Bruce Bowman	—	—	—	—	—	6,251	89,889	[2]	—

(1)	For 2006, employee will receive $45,373 cash payment in lieu of a grant of stock and options under the LTIP.

(2)	Value of restricted stock that will not vest as a result of the termination of the former executive’s employment at or prior to year end.

Option Exercises and Stock Vested
The following table sets forth certain information regarding options and stock awards exercised and vested, respectively, during 2006 for the persons named in the Summary Compensation Table.

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired On	Value Realized On
Name	Exercise (#)	Exercise ($)	Vesting (#)	Vesting ($)
PEO — Perry Odak	182,501	669,097	4,167	60,213
PEO — Greg Mays	—	—	—	—
PFO — Bob Dimond	15,000	71,579	2,083	30,099
A. Sam Martin	—	—	—	—
B. Freya Brier	13,000	105,560	2,083	30,099
C. Roger Davidson	—	—	—	—
Peter Williams	82,125	463,293	2,083	30,099
Bruce Bowman	216,082	1,898,183	2,083	30,099
Other Benefits
Each of the Named Executives Officers is eligible to contribute to the Company’s 401(k) and Deferred Compensation retirement plans. Under both plans, the Company contributes 50% of the employee’s contribution of up to 4% of total base compensation, and 25% of the next 2 % of the employee’s total base compensation. The percentage of income that may be deferred under the 401(k) plan by employees earning greater than $100,000 annually, including the Named Executive Officers, is subject to possible lower deferral limits as prescribed in the Internal Revenue Code of 1986, as amended (the “Tax Code”). Under the Deferred Compensation Plan, employees may also defer a portion of cash incentive payments received under the Incentive Plan.
In addition, Named Executive Officers receive coverage under the Company’s Short and Long-Term Disability Plans, which provide for payments of 60% of the Named Executive’s salary for short-term disability during employment, and 50% (up to a maximum of $6,000 per month) of the Named Executive’s salary for long-term disability during employment, and life insurance in the amount in an amount equal to 200% of annual base salary. All employees, including Named Executive Officers, receive a discount card for a 15% to 30% discount on the price of groceries purchased from the Company’s grocery stores.

Nonqualified Deferred Compensation
The following table discloses contributions, earnings and balances of the PEO, PFO and NEOs under the Deferred Compensation Plan that provides for deferral of compensation on a basis that is not tax-qualified.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in Last	Withdrawals/	Balance at
Name	Last FY ($)	Last FY ($)[1]	FY ($)[2]	Distributions ($)	Last FY($)
PEO — Perry Odak	72,000	12,500	11,885	—	138,299
PEO — Greg Mays	—	—	—	—	—
PFO — Bob Dimond	51,317	—	2,034	—	53,352
A. Sam Martin	—	—	—	—	—
B. Freya Brier	67,821	6,048	27,022	—	300,445
C. Roger Davidson	—	—	—	—	—
Peter Williams	—	—	—	—	—
Bruce Bowman	—	—	—	—	—

(1)	Matching contributions by the Company to the Deferred Compensation Plan are included in “All Other Compensation” in the Summary Compensation Table above.

(2)	Aggregate earnings are not included in “All Other Compensation” in the Summary Compensation Table above.
Potential Payments Upon Termination or Change in Control
Employment Agreements
Perry D. Odak The Company and Perry D. Odak, the Company’s former Chief Executive Officer and President, entered into an employment agreement, dated March 6, 2001 (the “Odak Agreement”), for a term of five years, subject to continuation on a year-to-year basis unless the Company provided nine months’ prior notice of non-renewal. The Odak Agreement was automatically renewed for a one-year period commencing March 6, 2006. In March 2001, pursuant to the Odak Agreement, Mr. Odak exercised his right to purchase from the Company a number of shares of the common stock equal to five percent (5%) of the outstanding shares, on a fully diluted basis, in exchange for a cash payment and the remainder of the purchase price by a full recourse, five-year promissory note. See Management Indebtedness for a discussion of Mr. Odak’s purchase of 1,332,649 shares of common stock and his payment of the full amount due on the promissory note through remittance of common stock on February 19, 2006. Pursuant to the Odak Agreement and amendments thereto, Mr. Odak received a base salary of $500,000 per annum and had the right to receive a supplemental bonus, if employed, if the fair market value of the Company’s stock, as measured by the closing price on NASDAQ for the preceding 120 consecutive trading days, shall equal at least $30 per share or a change in control occurs (defined as certain mergers, a person acquiring 50% or more of the combined voting power of the Company’s then outstanding securities in the election of directors, and other events defined in the Odak Agreement) and the fair market value of the stock is at least $20 per share. The amount of the supplemental cash bonus equaled $9,273,978.31, plus an amount equal to the interest that would accrue thereon from the original date of the Odak Agreement to the date of payment, at 5.5% per annum, compounded semi-annually. The Odak Agreement, as amended May 10, 2005, provided for the payment of the existing $9.2 million supplemental bonus in the event of Mr. Odak’s death or disability, as defined in the Odak Agreement, while employed by the Company, and for payment of a bonus of approximately $1.6 million: (i) in the event Mr. Odak terminates his employment for “good reason”, as defined in the Odak Agreement, or (ii) in the event Mr. Odak is terminated without “Cause”, as defined in the Odak Agreement. The Company acquired an insurance policy for the benefit of the Company to cover Mr. Odak’s death or disability in the approximate amount of the supplemental bonus.

The Odak Agreement provided for termination at any time by the Company for cause, as defined. If terminated for cause, the Company had no further obligation or liability to Mr. Odak, other than payment of the base amount earned and unpaid at the date of termination and payments or reimbursement of business expenses accrued prior to the date of termination. The Agreement also provided for termination other than for cause, including on a change in control, as defined by the Odak Agreement, in which event the Company had the continuing obligation to pay Mr. Odak his base salary for 36 months following termination, and to provide certain insurance benefits, or reimbursement of the cost of obtaining such coverage, for 36 months following termination.
The Odak Agreement provided Mr. Odak with the right to terminate his employment with the Company for good reason, as defined to include, among other things, a change in control. A termination by Mr. Odak for good reason and in the absence of circumstances that would entitled the Company to terminate Mr. Odak for cause, was treated in the Odak Agreement, as a termination by the Company other than for cause.
As of October 19, 2006, the Company entered into an agreement (the “Resignation Agreement”), with Mr. Odak, in connection with his resignation as Chief Executive Officer, President and a Director of the Company. Pursuant to the Resignation Agreement, in exchange for mutual general releases of any claims by the parties against each other and a non-competition covenant from Mr. Odak through October 2009, Mr. Odak will receive: (a) continuation of his current annual base salary of $500,000 for a period of three years along with medical, dental and vision benefits for such period; (b) a payment in the amount of $1,943,346 in recognition of the increased profitability of Wild Oats and in light of the termination of the Company’s obligations under the Odak Agreement; and (c) use of the automobile currently provided by the Company for the balance of the term remaining on its lease. The Company also accelerated the vesting of 4,167 restricted stock units granted to Mr. Odak for 2006 performance which are scheduled to vest in February of 2007. Mr. Odak agreed to provide transition services to the Company for a 90 working day period, as requested from time to time by the Company.
Bruce Bowman. The Company and Bruce Bowman entered into an employment agreement dated May 21, 2001, for a term of two years, which automatically renewed on the anniversary of the date for successive one-year periods unless the Company provided notice to him, given within 60 days prior to the anniversary date of Mr. Bowman’s employment, that the Company has elected not to renew this Agreement (the “Bowman Agreement”). Pursuant to the Bowman Agreement, Mr. Bowman received a base salary of $280,000 per annum. Mr. Bowman also received a grant of 180,000 nonqualified stock options pursuant to the Bruce Bowman 2001 Equity Incentive Plan, a plan created as an inducement to Mr. Bowman to accept employment with the Company. The Company could terminate the Bowman Agreement at any time for cause, as defined. If terminated for cause, the Company had no further obligation or liability to Mr. Bowman, other than payment of the base amount earned and unpaid at the date of termination. The Company also could terminate Mr. Bowman’s employment other than for cause, in which event the Company had the continuing obligation to pay Mr. Bowman his base salary for not less than six months. As part of such agreement, Mr. Bowman agreed to maintain as confidential the Company’s proprietary and confidential information, and for a period of three years following his termination of employment, not to have active participation, managerial responsibility or ownership (other than a less than 1% ownership position) or control of any supermarket, food store or retailer of health and beauty aids located within a ten-mile radius of the Company’s stores (defined as those currently operated or for which the Company has executed leases). The Bowman Agreement also contained a non-solicitation covenant under which Mr. Bowman is prohibited from interfering with the Company’s relationship with its employees or suppliers or other business relations. The Bowman Agreement terminated in June, 2006, upon Mr. Bowman’s resignation from the Company.
Stephen Kaczynski. The Company and Mr. Kaczynski entered into an employment agreement dated April 24, 2001, for a term of two years, which automatically renewed on the anniversary of the date for successive one-year periods unless the Company provided notice to him, given within 60 days prior to the anniversary date of Mr. Kaczynski’s employment, that the Company elected not to renew this Agreement (the “Kaczynski Agreement”). Pursuant to the Kaczynski Agreement, Mr. Kaczynski received a base salary of $250,000 per annum. Mr. Kaczynski also received a grant of 50,000 nonqualified stock options pursuant to the Stephen Kaczynski 2001 Equity Incentive Plan, a plan created as an inducement to Mr. Kaczynski to accept employment with the Company. The Company could terminate the Kaczynski Agreement at any time for Cause, as defined. If terminated for cause, the Company had no further obligation or liability to Mr. Kaczynski, other than payment of the base amount earned and unpaid at the date of termination. The Company also could terminate Mr. Kaczynski’s employment other than for cause, in which event the Company had the continuing obligation to pay Mr. Kaczynski his base salary for not less than six months. As part of such agreement, Mr. Kaczynski agreed to maintain as confidential the Company’s proprietary and confidential information, and for a period of three years following his termination of employment, not to have active participation, managerial responsibility or ownership (other than a less than 1% ownership position) or control of any supermarket, food store or retailer of health and beauty aids located within a ten-mile radius of the Company’s stores (defined as those currently operated or for which the Company has executed leases). The agreement contained a non-solicitation covenant under which Mr. Kaczynski is prohibited from interfering with the Company’s relationship with its employees or suppliers or other business relations. The Kaczynski Agreement terminated on March 30, 2006, upon Mr. Kaczynski’s resignation from the Company.

Robert Dimond. The Company and Mr. Dimond entered into an employment agreement dated April 26, 2005, with an initial base salary of $290,000, a targeted bonus of 50% of base salary dependent on Company and individual performance, a guaranteed bonus of $36,250 in the first year of employment (deducted from any additional bonus received), in addition to reimbursement of approved relocation expenses up to $75,000, plus up to four months of temporary living expenses (the “Dimond Agreement”). The Company created an individual equity incentive plan as inducement to Mr. Dimond’s entry into employment as a Senior Vice President and Chief Financial Officer with the Company, and options to purchase 100,000 shares were granted thereunder. The Dimond Agreement was not for a definite term, but did provide for the right to receive severance payments equal to the then-effective base salary if employment is terminated by the Company without Cause (as defined in the Dimond Agreement) during the first 18 months of employment, after which time the amount of severance decreases for each month thereafter through 24 months, after which time the severance payment is set at an amount equal to six months of the then-effective base salary. The Dimond Agreement terminated on December 31, 2006, upon Mr. Dimond’s resignation from the Company.
Roger Davidson. Roger Davidson’s offer letter dated October 4, 2006, with the Company provides for an initial base annual salary of $350,000, with certain bonus opportunities conditioned on continued employment, including a guaranteed bonus of $43,750 for 2006, payable in 2007, and a guaranteed bonus for 2007, in the greater of $75,000, or the amount earned under the Company’s corporate office bonus program. The Company created an individual equity incentive plan as an inducement to Mr. Davidson’s entry into employment, pursuant to which Mr. Davidson received a grant of 100,000 stock options. Mr. Davidson is entitled to receive reimbursement of approved relocation expenses up to $90,000, grossed up for taxes, and temporary housing expenses for up to three months.
Sam Martin. Sam Martin’s offer letter, dated January 5, 2006, with the Company provided for compensation including an initial base salary of $295,000, a guaranteed bonus of $50,000 at commencement of employment, and a $50,000 bonus payable in April 2006, subject to employment at such time. The Company created an individual equity incentive plan as an inducement to Mr. Martin’s entry into employment, pursuant to which Mr. Martin received a grant of 100,000 stock options. Mr. Martin is entitled to receive reimbursement of approved relocation expenses up to $70,000, temporary housing expenses for up to four months, and certain expenses associated with his former residence for up to six months. In October 2006, the Board of Directors approved an extension of the payment of expenses associated with Mr. Martin’s former residence. In January 2007, the Company increased Mr. Martin’s annual salary to $350,000, and agreed to pay as additional relocation reimbursement to Mr. Martin, the continuing monthly mortgage and upkeep expenses, and the differential between the future sale price and the outstanding indebtedness secured by a lien on Mr. Martin’s former residence after the sale is concluded, as well as $25,000 grossed up for taxes
Named Executive Severance Agreements
As part of the Company’s executive retention strategy, each of the Named Executive Officers and X other members of senior management is party to a severance agreement with the Company applicable in the event of certain terminations following a “change in control” (the “Severance Agreements”). The Severance Agreements renew from year to year unless terminated, and provide for certain payments in the event the individual’s employment with the Company is terminated by the Company other than for “cause” (as defined in such agreements) or by the individual for “good reason” (as defined in such agreements), in the each case (“cause” and “good reason”) within 24 months following a “change in control” (31% of outstanding stock is transferred, certain mergers or changes in the constitution of the Board , or other events defined in the Severance Agreements) of the Company.
The principal benefits under the Severance Agreements, which are in lieu of any severance benefit otherwise payable to the recipient, consist of (i) a lump sum severance payment equal to two times the individual’s salary and bonus, (ii) a lump sum payment in lieu of Company contributions that would have been made on the individual’s behalf to the Company’s savings plan had the individual’s employment continued for two additional years, (iii) accelerated vesting of all options, (iv) continuation of life, disability, accident and health insurance benefits for a period of two years following such termination of employment, and (v) a payment equal to the amount necessary to reimburse the individual for the full effect of any excise tax levied on “excise parachute payments”. In the event that the conditions triggering the benefits under the Severance Agreement are satisfied, the individual is subject to certain restrictive covenants relating to non-competition and solicitation of employees, customers or suppliers of the Company for two years following a termination of employment. The executives covenant that for two years following termination under change-in-control circumstances to certain restrictions on competition, solicitation and disparagement and to maintain the confidentiality of certain information. In the event of breach, the Company may recoup the pro rata portion of any payments and benefits previously provided. Under the individual Severance Agreements, each person would receive continuation of life, disability, accident and health insurance for two years, as well as a gross up for taxes for the amounts paid out as specified below. Mr. Davdison would receive $788,000 in severance (two times his annual base salary of $350,000 plus two times his guaranteed 2006 bonus of $44,000), plus $33,000 for acceleration of his outstanding unvested stock options; Mr. Martin would receive $995,000 in severance (two times his annual base salary of $350,000 plus two times his 2006 bonus, payable in 2007, of $167,000), plus $631,000 for acceleration of his outstanding unvested stock options; and Ms. Brier would receive $988,000 in severance (two times her annual base salary of $315,000 plus two times her 2006 bonus, payable in 2007, of $179,000) plus $239,000 for acceleration of unvested stock options and unvested restricted stock and $12,000 for the Company contributions to her deferred compensation plan.
Peter Williams, former Senior Vice President, Human Resources, and the Company entered into a Severance and Release Agreement dated November 20, 2006, pursuant to which the Company paid to Mr. Williams severance payments of $253,085, payable over a six month period, which represents salary, plus estimated 2006 bonus otherwise payable in 2007, in exchange for certain obligations of cooperation, non-solicitation and release of claims.
Director Compensation
In 2006, the Compensation Committee requested that its compensation consultant review certain aspects of director compensation to determine whether the Board’s compensation was in line with the compensation received by members of other corporations’ boards of a similar size and with similar participation in corporate governance activities. The review was done in anticipation of the Board of Directors recruiting several new members to replace those retiring from the Board. Pearl Meyer reviewed a peer group of directors, which was the same group as discussed above in “Compensation Programs”. As a result of such review, in August 2006, the Board approved a modification to director compensation to bring director compensation to a level similar to that of the midpoint of the peer group. Directors who are also employees of the Company (such as Perry D. Odak, the former CEO and a Director) do not receive compensation for their participation on the Board of Directors.
The revised general policies on director compensation are as follows:

	Annual Service		Annual Chairman	Meeting Participation
	Fee(1)		Fee(2)	Fee(3)
Board of Directors	RSUs(4) equal in value to
	$90,000		$75,000	$3,000
Audit Committee	$10,000	(2)(5)	$20,000	$2,000
Compensation Committee	$5,000	(2)(5)	$10,000	$2,000
Real Estate Committee	$5,000	(2)(5)	$10,000	$2,000
Nominating Committee	$2,500	(2)(5)	$5,000	$2,000
(1)
One-year service period is measured from the date of Annual Meeting of Shareholders (“Annual Meeting”) each year, vesting quarterly from the date of grant, with the remainder vesting on April 30 of the following year.

(2)
Payable on the last business day of each of the Company’s fiscal quarters, convertible at the annual election of the director to vested RSUs valued at the closing price of the Company’s common stock as reported by NASDAQ (the “Closing Price”) on the trading day immediately prior to each quarterly grant date.

(3)
Board members annually may elect to convert the cash fee to a number of RSUs equal to 115% of the cash value, with the RSUs valued at the Closing Price on the last trading day prior to the relevant meeting and vested on the date of the grant.

(4)
The value of each restricted stock unit (“RSU”) is equal to the Closing Price on the trading day immediately prior to the grant date. The RSUs are exchanged for an equal number of shares of unrestricted common stock of the Company that the director will own outright. The RSU exchange for common stock occurs after expiration of a period occurring after the director’s service on the Board ends, such time period having been previously selected by the director prior to the first RSU grant to such director. The RSUs are issued from the Company’s 2006 Equity Incentive Plan and subject to the terms of the same.

(5)	The chairman of a committee does not receive the annual service fee for membership on the same committee.

Director Long-term Incentive Equity Grants
In addition to the cash compensation specified above, the Directors are entitled to receive the following long-term incentive stock grants:

One-time grant of stock options. A one-time grant of 20,000 stock options is made to a member on the date of joining the Board, at one share of the Company’s common stock per stock option, vesting quarterly over one year from the date of the grant, with an exercise price equal to the Closing Price on the trading day immediately prior to the date of the grant. The stock options are issued from the Company’s 2006 Plan and are subject to the terms of the same. Under the prior compensation arrangement new members of the Board received the stock option grant but not the RSU Annual Service Fee grant, identified in the table above, in the first year of service; under the new arrangement Board members receive both in the first year of service.

Joining on a date other than the date of Annual Meeting. Board members who join the Board after the date of the Annual Meeting will receive an Annual Service Fee for Board membership, pro rated to reflect the remaining days of service in the year ending on the anniversary date of the last Annual Meeting.

To give effect to the increase in the Annual Service Fee for service on the Board, members of the Board on August 30, 2006, received a grant of RSUs equal in value to the new Annual Service Fee, pro rated to reflect the days of service remaining in the year ending on the anniversary date of the last Annual Meeting, off-set by the pro rata value of RSUs previously granted for the 2006-2007 year of service under the former Annual Service Compensation rate. New board members Hal Brice and Gregory Mays received a grant of RSUs on August 30, 2006, under the new Annual Service Fee rate, pro rated for a partial year of service.
To give effect to the increase in the Annual Service Fee for membership on a committee of the Board, members of such committee will receive on the last day of each Company fiscal quarter a grant of RSUs equal in value to one-quarter of the Annual Service Fee for such committee, pro rated to reflect the remaining days of service in the year ending on the anniversary date of the last Annual Meeting, with the value of each RSU equal to the closing price on the trading day immediately prior to the grant date. The chairman of a committee receives the chairman’s fees but not the annual service fee for such committee.

The following information is given as of December 30, 2006:
Director Compensation

					Change in Pension
					Value and
	Fees			Non-Equity	Nonqualified
	Earned or	Stock	Option	Incentive Plan	Deferred	All Other
	Paid in	Awards	Awards	Compensation	Compensation	Compensation
Name	Cash ($)	($)	($)	($)	Earnings ($)	($)	Total ($)
Stacey J. Bell	—	101,920	—	—	—	—	101,920
Brian K. Devine	—	99,655	—	—	—	—	99,655
Hal Brice	—	65,543	41,100	—	—	—	106,643
John Shields[1]	6,000	97,855	—	—	—	125,000	228,855
David J. Gallitano	—	123,916	—	—	—	—	123,916
Gregory Mays	—	81,645	41,100	—	—	—	122,745
David Chamberlain[2]	—	3,439	—	—	—	—	3,439
Robert Miller[3]	—	26,922	—	—	—	—	26,922
Mark Retzloff[4]	—	3,439	—	—	—	—	3,439

(1)	In February of 2007, Mr. Shields received $250,000 for services rendered to the CEO and the CEO Search Committee for the period from November of 2006 through February of 2007.

(2)	Mr. Chamberlain declined to stand for reelection to the Company’s Board of Directors in May 2006.

(3)	Mr. Miller resigned from the Company’s board of Directors in May 2006, due to a conflict of interest.

(4)	Mr. Retzloff declined to stand for reelection to the Company’s Board of Directors in May 2006.
Interim CEO Compensation. In connection with the resignation of Perry Odak, former CEO of the Company, in October 2006, the Company appointed Gregory Mays, the Chairman of the Board of the Company, as interim CEO and agreed to compensate Mr. Mays for services to be provided by Mr. Mays as interim Chief Executive Officer, at a rate of $50,000 per month, increasing to $100,000 a month commencing February 1, 2007. Pursuant to the terms of an Incentive Bonus Agreement dated as of February 20, 2007, between the Company and Mr. Mays, Mr. Mays was granted 20,000 fully vested restricted stock units (“RSUs”) and an additional 10,000 RSUs which will vest on the earlier of the consummation of the proposed Merger or at such time as a new Chief Executive Officer is appointed. In addition, to incentivise Mr. Mays to remain as interim CEO in the event that the Merger is not consummated, the Company will grant Mr. Mays an additional 15,000 fully vested RSUs (“Contingent RSUs”) on the earlier to occur of the hiring of a new CEO or December 31, 2007. The RSUs are exchanged for an equal number of shares of the Company’s unrestricted common stock on a date selected by Mr. Mays at his discretion. The RSUs will be issued from and subject to the terms of the Company’s 2006 Plan. Upon the closing of any merger or other business consolidation, or the sale of all or substantially all of the Company’s assets, Mr. Mays will be entitled to receive a cash bonus of $750,000. If the Contingent RSUs have been issued prior to the payment of the bonus, the cash bonus will be decreased by the product of the number of Contingent RSUs multiplied by price per share on the date of grant. In addition, Mr. Mays will be entitled to reimbursement of reasonable out of pocket expenses incurred in the performance of his duties as interim CEO, including travel and housing expenses.
Mr. Mays will continue to receive compensation for his service as Chairman and as a member of the Board as described above. Mr. Mays resigned from the Company’s Audit and Compensation Committees effective as of October 25, 2006.

TAX DEDUCTIBILITY OF PAY
Section 162(m) of the Tax Code places a limit of $1 million on the amount of compensation that the Company may deduct for Federal income tax purposes in any one year with respect to each of its five most highly paid executives. Compensation above $1 million may be deducted if it is “performance-based compensation” meeting certain requirements under the Tax Code. Annual cash incentive compensation and stock option awards generally are performance-based compensation meeting those requirements and, as such are fully deductible. Restricted stock and restricted stock units are not considered performance-based under Section 162(m) of the Tax Code and, as such, are generally not deductible by the Company. All other annual incentives and long-term incentive amounts will be deductible when paid to the executive officers. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the Committee has not adopted a policy requiring all compensation to be deductible. Compensation paid in the 2006 taxable year subject to the deduction limit did not exceed $1 million for any one Named Executive Officer. The Board continues to evaluate the effects of the statute and will comply with Code section 162(m) in the future to the extent consistent with the best interests of the Company.
Compensation Committee Interlocks and Insider Participation
David Gallitano, Dr. Stacey Bell, David Chamberlain and Gregory Mays all served as members of the Committee during all or a portion of 2006. David Chamberlain served as Chairman of the Compensation Committee until he retired from the Board upon the expiration of his term in May 2006. Mr. Mays served as a member of the Compensation Committee for less than three months, resigning from the Committee prior to being appointed interim Chief Executive Officer. The Board of Directors has determined that at the time of service each member of the Compensation Committee satisfied the definition of independence described in Rule 4200(15)(a). The Board of Directors determines the compensation of members of the Compensation Committee.
REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management; and based such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the fiscal year ended December 30, 2006.
Compensation Committee
David J. Gallitano, Chairman
Dr. Stacey Bell

Item 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
The following table sets forth information regarding the ownership of the Company’s common stock as of February 20, 2007, by: (i) each director, (ii) the Named Executive Officers, (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. All share amounts have been adjusted for 3-for-2 splits of the common stock in January 1998 and December 1999.

	Number of Shares	Percent
	Beneficially	Beneficially
Name of Beneficial Owner	Owned (1)	Owned (%) (2)
Yucaipa Group (3)	5,375,600	18.0%
c/o The Yucaipa Companies LLC, 9130 W. Sunset Boulevard, Los Angeles, California 90069
T. Rowe Price Associates, Inc (4)	2,438,990	8.2%
100 E. Pratt Street, Baltimore, MD 21202
Aletheia Research and Management, Inc. (5) 100 Wilshire Boulevard, Suite 1960, Santa Monica, CA 90401	1,995,327	6.8%
The TCW Group, Inc. (6)	1,790,870	6.0%
865 South Figueroa Street, Los Angeles, CA 90017
The Sultan Center for Trading and General contracting W.L.L. (7)	1,662,000	5.6%
P.O. Box 26567, 13126 Safat, Kuwait
Greg Mays (8)	42,633	*
Stacey J. Bell (9)	55,524	*
Hal Brice (10)	21,168	*
Brian D. Devine (11)	117,892	*
David J. Gallitano (12)	62,234	*
John A. Shields (13)	264,220	*
Freya R. Brier (14)	157,901	*
Roger Davidson	0	*
Sam Martin (15)	31,249	*
All executive officers and directors as a group (9 persons) (16)	752,821	2.5%

*	Less than one percent.

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership information is based on most recent Form 3, 4 and 5 and 13D and 13G filings with the Securities and Exchange Commission and reports made directly to the Company. Shares of common stock subject to options, restricted stock, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days of February 20, 2007, are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)
Percentage of ownership is based on 29,844,796 shares of common stock outstanding as of February 20, 2007. Percentage of ownership and shares outstanding reflect the acquisition of shares of common stock by the Company, as discussed in Management Indebtedness.

(3)
The Yucaipa Group consists of the following: (i) Ronald W. Burkle, (ii) Yucaipa American Management, LLC, a Delaware limited liability company (“Yucaipa American”), (iii) Yucaipa American Funds, LLC, a Delaware limited liability company (“Yucaipa American Funds”), (iii) Yucaipa American Alliance Fund I, LLC, a Delaware limited liability company (“YAAF LLC”), (iv) Yucaipa American Alliance Fund I, LP, a Delaware limited partnership (“YAAF”) and (v) Yucaipa American Alliance (Parallel) Fund I, LP (“YAAF Parallel”) and, together with Mr. Burkle, Yucaipa American, Yucaipa American Funds, YAAF LLC and YAAF, the “Reporting Persons”). Mr. Burkle is the managing member of Yucaipa American, which is the managing member of Yucaipa American Funds, which is the managing member of YAAF LLC, which, in turn, is the general partner of each of YAAF and YAAF Parallel. Mr. Burkle, Yucaipa American, Yucaipa American Funds, YAAF LLC have shared voting power and shared dispositive power over the full number of shares. YAAF is the direct beneficial owner of 2,999,564 shares. YAAF Parallel is the direct beneficial owner of 2,102,636 shares. Mr. Burkle disclaims any beneficial ownership of the shares (except to the extent of his pecuniary interest in YAAF and YAFF Parallel.

(4)	T. Rowe Price Associates, Inc. has sole voting power over 592,800 shares and sole dispositive power over 2,438,990 shares, and disclaims that it is the beneficial owner of such securities.

(5)
Consists of 1,995,327 shares of which of which Aletheia Research and Management, Inc. has sole voting and dispositive power and disclaims beneficial ownership as to certain or all shares being reported as beneficially owned for Section 13(g) filing purposes.

(6)
The TCW Group, Inc., is the parent holding company and is the beneficial owner, along with its relevant subsidiaries: Trust Company of the West, TWC Asset Management Company, TCW Investment Management Company (collectively, the “TCW Business Unit”). The TCW Group, Inc. has shared power to vote 909,570 shares and shared dispositive power over 1,790,870 shares.

(7)	Consists of 1,662,000 shares of which The Sultan Center for Trading and General Contracting W.L.L. has sole voting and dispositive power.

(8)	Consists of 42,633 restricted stock units (“RSUs”) and shares subject to stock options that are exercisable within 60 days of February 20, 2007 held by Mr. Mays.

(9)	Consists of 55,524 RSUs and shares subject to stock options that are exercisable within 60 days of February 20, 2007 held by Dr. Bell.

(10)	Consists of 21,168 RSUs and shares subject to stock options that are exercisable within 60 days of February 20, 2007 held by Mr. Brice.

(11)	Consists of 117,892 RSUs and shares subject to stock options that are exercisable within 60 days of February 20, 2007 held by Mr. Devine.

(12)	Consists of 1,000 shares and 61,234 RSUs and shares subject to stock options that are exercisable within 60 days of February 20, 2007 held by Mr. Gallitano.

(13)	Consists of 41,761 shares and 222,459 RSUs and shares subject to stock options that are exercisable within 60 days of February 20, 2007, held by Mr. Shields.

(14)	Consists of 12,679 shares and 145,224 shares subject to stock options exercisable within 60 days of February 20, 2007, held by Ms. Brier.

(15)	Consists of 31,249 shares subject to stock options exercisable within 60 days of February 20, 2007, held by Mr. Martin.

(16)	Includes shares directly and indirectly owned, restricted stock units, and options exercisable within 60 days of February 20, 2007, for executive officers and directors as a group.
EQUITY COMPENSATION PLAN INFORMATION
Securities Authorized for Issuance Under Equity Compensation Plans
At the end of fiscal 2006, the Company had five equity compensation plans, one of which, the “Wild Oats Markets, Inc. 2006 Equity Incentive Plan,” (“2006 Plan”) was adopted with the approval of security holders. The 2006 Plan authorizes a broad range of awards, including stock options; stock appreciation rights; restricted stock; restricted stock units (“RSUs”); awards based on common stock; dividend equivalents; performance shares or other stock-based performance awards; cash-based performance awards tied to achievement of specific performance objectives; and, shares issuable in lieu of rights to cash compensation. As of December 30, 2006, 2,350,000 shares of common stock were reserved for issuance under the 2006 Plan, and 2,164,570 shares were available for grant.
The 1996 Equity Incentive Plan (“1996 Plan”) was adopted with the approval of security holders, and expired on its own terms in June of 2006. Outstanding awards under the 1996 Plan not yet exercised did not terminate with the 1996 Plan, and may be exercised in accordance with the terms of the 1996 Plan.

The following table provides certain information concerning Wild Oats Markets, Inc. common stock authorized for issuance under the Company’s six equity compensation plans as of December 30, 2006:

Number of
Securities to
	be Issued		Number of
	Upon Exercise	Weighted-	Securities
	of	Average	Remaining
	Outstanding	Exercise Price	Available for Future
	Options,	of Outstanding	Issuance Under
	RSUs, and	Options, RSUs,	Equity
	Restricted	and Restricted	Compensation
	Stock(1)	Stock (1)(2)	Plans (3)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (two plans)	949,409	$10.89	2,164,570
Equity compensation plans not approved by security holders (four plans)(4)	97,937	$9.42	311,891
TOTAL	1,047,346	$10.75	2,476,461

(1)	Includes outstanding awards under the 1996 Plan.

(2)	In dollars per share.

(3)	Excludes securities reflected in column (a) above.

(4)	See Equity Compensation Plans Adopted without the Approval of Security Holder, for a narrative summary of the material features of each plan.
EQUITY COMPENSATION PLANS ADOPTED WITHOUT THE APPROVAL OF SECURITY HOLDERS
At the end of fiscal 2006, four equity compensation plans created pursuant to exemptions from the requirement for security holder approval were in existence. In October 2001, the Company created the “2001 Non-Officer/Non-Director Stock Option Plan” (the “2001 Plan”), under which grants of nonqualified stock options could be made to employees of the Company. Neither executive nor officers are eligible to receive grants of options under the terms of the 2001 Plan. The Board determines the vesting schedule and exercise price of options under the 2001 Plan. Under the 2001 Plan, the exercise price of nonqualified stock options cannot be less than 85% of fair market value of the common stock on the grant date. The options vest over four years and expire ten years after grant if not terminated earlier pursuant to the terms of the 2001 Plan. As of December 30, 2006, 486,000 shares of common stock were reserved for issuance under the 2001 Plan, and options for 11,891 shares were available for grant.
As of December 30, 2006, three individual equity incentive plans were in existence that were previously created as inducements to accept employment with the Company for Roger Davidson, Senior Vice President of Merchandising and Marketing; Sam Martin, Senior Vice President, Operations; and, Robert Dimond, former Chief Financial Officer and Senior Vice President. The individual equity incentive plans provide for the grant of nonqualified stock options to the named individuals, with the respective exercise prices set at the fair market value of the stock on the date of creation of the respective plan. All options available for grant under the individual plans have been granted. The options expire ten years after grant if not terminated earlier pursuant to the terms of the plans. All individual equity incentive plans provide for vesting over four years. These individual equity incentive plans provide for 25% of the plan options vesting at the conclusion of one year, and equal monthly vesting thereafter. The 100,000 shares were reserved for issuance under each of these three individual equity incentive plans as of December 30, 2006. During fiscal 2006, two equity incentive plans created as inducements to accept employment with the Company were terminated as a result of separation of employment of the named individuals, and the individual equity incentive plan for Mr. Dimond was terminated in 2007, as a result of separation of employment.

Item 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
The Company’s Code of Business Conduct and Ethics requires that the Audit Committee pre-approve related party transactions. The procedure described in the Code of Ethics for review of related party transactions is commences with communication of the potential transaction to Compliance Officer who delivers the information to the Audit Committee for review if the proposed transaction involves a related person. All members of the Board of Directors and senior management must annually certify answers to a written related-party questionnaire concerning the existence of related-party transactions as the term is defined in Item 404 of Regulation S-K on an annual basis.
In March 2001, as part of his employment arrangement with the Company, Perry Odak purchased 1,332,649 shares of common stock for $6.969 per share for an aggregate purchase price of $9.29 million. Payment of $0.001 per share was made on the purchase date, the balance being paid by delivery of a full recourse, five-year promissory note from Mr. Odak to the order of the Company in the principal amount of $9,273,905, with interest accruing at 5.5% per annum, compounding semiannually (the “Note”). The Note has been reflected on the Company’s balance sheet in stockholder’s equity as “note receivable, related party”. The terms of the Note provided that it may be paid through the remittance of shares back to the Company, with the number of shares required for payment determined by the outstanding principal balance of the Note plus accrued interest on the payment date, divided by the most recent closing price of the Company’s stock on the NASDAQ National Market. On February 19, 2006, Mr. Odak satisfied the Note in full by payment of $12,138,902, through the remittance to the Company of 678,530 shares of the Company’s common stock. The remitted shares are reflected as treasury shares on the Company’s consolidated balance sheet and reduced the Company’s number of shares outstanding by 678,530 shares.
Director Independence
A majority of the Board of Directors are independent, as defined by Rule 4200(a)(15) of the National Association of Securities Dealers (“Rule 4200(a)(15))”. Mr. Gregory Mays, the Chairman of the Board, has acted as interim Chief Executive Officer for the past 4 months and the acting principal financial officer for the past 2 months. While serving as an interim officer of the Company, Mr. Mays is not considered an independent director as defined by Rule 4200(a)(15). All members of the Audit, Compensation and Nominating Committees are independent, as defined by Rule 4200(a)(15), and members of the Audit Committee also satisfy the additional requirements for independence as defined in Rule 4350 of the National Association of Securities Dealers (“NASD”). Perry D. Odak, who served as a director, Chief Executive Officer and President until his resignation in October 2006, did not satisfy the definition of independence prescribed by Rule 4200(a)(15), as a result of his employment as an executive officer of the Company.
Item 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES
The firm of Ernst & Young LLP (“EY”), registered public accounting firm, audited our accounts and the accounts of our wholly-owned subsidiaries for the fiscal years ended December 30, 2006 and December 31, 2005, and reviewed our financial statements included in our quarterly reports on Form 10-Q for 2006 and 2005.

	2006	2005
Audit Fees (1)	$785,460	$1,233,335
Audit Related Fees (2)	79,265	50,350

	$864,725	$1,283,685

(1)
Audit Fees consist of fees for professional services rendered for the audit of our annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports on Form 10-Q, and with regard to EY, are agreed to amounts, regardless of when paid. This category included fees relating to issuance of convertible debentures and fees for professional services rendered by EY for the audits of (i) management’s assessment of the effectiveness of internal control over financial reporting and (ii) the effectiveness of internal control over financial reporting.

(2)
Audit—Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported in “Audit Fees.” This category included fees for the consent of audit opinion in the filing of forms S-8 and S-3, store sales audits as required by certain store leases, and other accounting related consultations.

Pre-approval Policies and Procedures. The Charter of the Audit Committee requires that the Audit Committee evaluate the independence of the Company’s independent auditors and review and pre-approve all non-audit services to being rendered by our outside auditors. The Audit Committee requires that management and the outside accountants bring to its attention all such proposed non-audit services. The Audit Committee pre-approved all non-audit services. The Audit Committee has considered whether the provision of these services is compatible with the maintenance of the independence of Ernst & Young LLP and has determined that providing these services has not undermined their independence.

Item 15.
EXHIBITS AND FINANCIAL STATEMENT
SCHEDULES
(a)	The following are filed as a part of this Report on Form 10-K:
(1)
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Balance Sheets
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules — No schedules are required.

(3)	The following exhibits to this Form 10-K are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit Number	Description of Document
2.1**	Agreement and Plan of Merger, dated as of February 21, 2007, by and among Whole Foods Market, Inc., WFMI Merger Co., and Wild Oats Markets, Inc. (1)
3(i).1.(a)**	Amended and Restated Certificate of Incorporation of the Registrant (2)
3(i).1.(b)**	Certificate of Correction to Amended and Restated Certificate of Incorporation of the Registrant (2)
3(i).1.(c)**	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (3)
3(i) 1.(d)**	Amended Certificate of Designations of Series A Junior Participating Preferred Stock of Wild Oats Markets, Inc. (4)
3(ii).1.(a)**	Amended and Restated By-Laws of the Registrant (2)
3(ii).1.(b)**	First Amendment to Amended and Restated By-Laws of the Registrant, adopted March 24, 2006 (5)
4.1**	Reference is made to Exhibits 3(i) through 3(ii).1
4.2**	Specimen stock certificate (6)
4.3**	Rights Agreement dated May 22, 1998 between Registrant and Norwest Bank Minnesota (7)
4.4**	Amendment No. 1 to Rights Agreement dated February 26, 2002 between Registrant and Wells Fargo Bank, N.A. (8)
4.5**	Amendment No. 2 to Rights Agreement dated March 24, 2006, between Registrant and Wells Fargo Bank, N.A. (9)
4.6**	Amendment No. 3 to Rights Agreement, dated as of February 21, 2007, between Wild Oats Markets, Inc. and Wells Fargo, N.A., as successor in interest to Norwest Bank Minneapolis, N.A., as rights agent. (1)
4.7**	Indenture, dated as of June 1, 2004, between Wild Oats Markets, Inc. and U.S. Bank National Association, as Trustee, and Form of 3.25% Senior Convertible Debenture due 2034 of Wild Oats Markets, Inc. (10)
4.8**	Registration Rights Agreement, dated as of June 1, 2004, between Wild Oats Markets, Inc. and J. P. Morgan Securities Inc., as representative of the initial purchasers of the debentures. (10)
10.1**	Form of Indemnity Agreement between the Registrant and its directors and executive officers, with related schedule (6)
10.2#**	1996 Equity Incentive Plan, including forms of Options granted to employees and non-employee directors thereunder (6)
10.3#**	Amendment to 1996 Equity Incentive Plan (11)
10.4#**	Second Amendment to 1996 Equity Incentive Plan (8)
10.5#**	Form of Restricted Stock Unit Agreement under the 1996 Equity Incentive Plan (12)
10.6#**	Form of Restricted Stock Unit Agreement for Directors granted under the 2006 Equity Incentive Plan (5)
10.7#**	Form of Restricted Stock Agreement under the 1996 Equity Incentive Plan (5)
10.8#**	2006 Equity Incentive Plan (13)
10.9#**	Form of Incentive Stock Agreement granted under the 2006 Equity Incentive Plan (5)
10.10#**	Form of Incentive Stock Option Agreement granted under the 2006 Equity Incentive Plan (5)
10.11#**	Form of Non-Qualified Stock Agreement granted under the 2006 Equity Incentive Plan (5)
10.12#**	Form of Restricted Stock Unit Agreement granted under the 2006 Equity Incentive Plan (5)

Exhibit Number	Description of Document
10.13#**	1996 Employee Stock Purchase Plan (6)
10.14#**	Amendment to 1996 Employee Stock Purchase Plan (8)
10.15#**	1993 Stock Option Plan (6)
10.16#**	1991 Stock Option Plan (6)
10.17#**	Employee Stock Ownership Plan (6)
10.18#**	Wild Oats Markets, Inc. Deferred Compensation Plan (14)
10.19#**	Employment Agreement dated March 6, 2001 between Perry D. Odak and the Registrant (15)
10.20#**	Stock Purchase Agreement dated March 6, 2001 between Perry D. Odak and the Registrant (15)
10.21#**	Amendment to Employment Agreement dated March 6, 2001 between Perry D. Odak and the Registrant (8)
10.22#**	Second Amendment to Employment Agreement between Wild Oats Markets, Inc. and Perry D. Odak, dated June 19, 2002 (16)
10.23#**	Third Amendment to Employment Agreement between Wild Oats Markets, Inc. and Perry D. Odak, dated August 12, 2002 (16)
10.24#**	Fourth Amendment to Employment Agreement, dated May 10, 2005, between Perry D. Odak and the Registrant (17)
10.25#**	Fifth Amendment to Employment Agreement, dated June 16, 2006, between Perry D. Odak and the Registrant (18)
10.26#**	Sixth Amendment to Employment Agreement, dated August 14, 2006, between Perry D. Odak and the Registrant (19)
10.27#+	Resignation, Waiver, Settlement Agreement and General Release, dated October 23, 2006, between Perry D. Odak and the Registrant
10.28#**	Stephen Kaczynski Equity Incentive Plan (20)
10.29#**	Employment Agreement dated April 24, 2001 between Stephen P. Kaczynski and the Registrant (20)
10.30#**	Assignment of Kaczynski Employment Agreement dated June 29, 2002, between Registrant and Sparky, Inc. (16)
10.31#**	Employment Agreement dated May 21, 2001 between Bruce Bowman and the Registrant (20)
10.32#**	Bruce Bowman Equity Incentive Plan (20)
10.33#**	Amendment to Employment Agreement dated May 21, 2001 between Bruce Bowman and the Registrant (8)
10.34#**	Severance Agreement dated November 7, 2002 between Bruce Bowman and the Registrant (21)
10.35#**	Severance Agreement dated November 7, 2002 between Freya Brier and the Registrant (21)
10.36#**	Severance Agreement dated November 7, 2002 between Stephen Kaczynski and the Registrant (21)
10.37#**	Severance Agreement dated November 7, 2002 between Peter Williams and the Registrant (21)
10.38#**	Severance Agreement dated May 9, 2005 between Robert B. Dimond and Registrant (17)
10.39#**	Severance Agreement dated January 12, 2006 between Samuel M. Martin and Registrant (5)
10.40#**	Severance Agreement dated October 30, 2006 between Roger E. Davidson and Registrant (22)
10.41**	Wild Oats Markets, Inc. 2001 Non-officer/Non-director Equity Incentive Plan (8)
10.42**	Amended and Restated Stockholders Agreement between the Registrant and certain parties named therein dated August 1996 (6)
10.43**	Registration Rights Agreement between the Registrant and certain parties named therein dated July 12, 1996 (6)
10.44#**	Employment Agreement dated April 26, 2005 between Robert B. Dimond and the Registrant (16)
10.45#**	Robert B. Dimond Equity Incentive Plan (17)
10.46#**	First Amendment To Employment Agreement dated August 24, 2006 between Registrant and Robert B. Dimond (24)
10.47#**	Employment Agreement dated January 12, 2006 between Samuel M. Martin and Registrant (5)
10.48#**	Samuel M. Martin Equity Incentive Plan (5)
10.49#**	Employment Agreement dated October 4, 2006 between Roger E. Davidson and Registrant (22)
10.50#**	Roger E. Davidson Equity Incentive Plan (22)
10.51#**	Loan and Security Agreement, dated March 31, 2005, by and among Wild Oats Markets, Inc., Bank of America, N.A., as agent, and the lenders identified therein (17)
10.52**	Termination and Release Agreement, dated March 31, 2005, under the Second Amended and Restated Credit Agreement, dated as of February 26, 2003, as amended by and among Wild Oats Markets, Inc., the lenders identified therein and Wells Fargo Bank National Association, as administrative agent (17)
10.53**	Agreement for Distribution of Product between Wild Oats Markets, Inc. and United Natural Foods, Inc. dated January 9, 2004. Portions have been omitted pursuant to a request for confidential treatment. (23)

Exhibit Number	Description of Document
10.54**	Memorandum of Understanding between Tree of Life, Inc. and Wild Oats Markets, Inc. dated November 19, 2003. Portions have been omitted pursuant to a request for confidential treatment. (23)
10.55**	Tender and Support Agreement, dated as of February 21, 2007, by and among Whole Foods Market, Inc., WFMI Merger Co., Wild Oats Markets, Inc., Yucaipa American Alliance Fund I, L.P., and Yucaipa American Alliance (Parallel) Fund I, L.P. (1)
10.56#**	Incentive Bonus Agreement between Wild Oats Markets, Inc. and Gregory Mays, dated February 20, 2007 (25)
21.1**	List of subsidiaries (12)
23.1+	Consent of Ernst & Young LLP.
31.1+	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2+	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1+	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2+	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

#	Management Compensation Plan.

**	Previously filed.

+	Included herewith.

(1)	Incorporated by reference from the Registrant’s Form 8-K dated February 22, 2007 (File No. 0-21577).

(2)	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 28, 1996 (File No. 0-21577).

(3)	Incorporated by reference from the Registrant’s Amendment No. 2 to the Registration Statement on Form S-3 filed with the Commission on November 10, 1999 (File No. 333-88011).

(4)	Incorporated by reference from the Registrant’s Form 8-K dated May 25, 2004 (File No. 0-21577).

(5)	Incorporated by reference from the Registrant’s Form 10-Q for the period ended April 1, 2006 (File No. 0-21577).

(6)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-11261) filed on August 30, 1996.

(7)	Incorporated by reference from the Registrant’s Form 8-K dated on May 5, 1998 (File No. 0-21577).

(8)	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 29, 2001 (File No. 0-21577), filed on March 27, 2002.

(9)	Incorporated by reference from the Registrant’s Form 8-K dated March 24, 2006 (File No. 0-21577).

(10)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3 filed with the Commission on August 20, 2004 (File No. 333-18406).

(11)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-66347) filed on October 30, 1998.

(12)	Incorporated by reference from the Registrant’s Form 10-Q for the period ended September 25, 2004 (File No. 0-21577).

(13)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 effective May 11, 2006 (File No. 333-134003).

(14)	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 1, 2000 (File No. 0-21577).

(15)	Incorporated by reference from the Registrant’s Form 10-Q for the period ended March 31, 2001 (File No. 0-21577).

(16)	Incorporated by reference from the Registrant’s Form 10-Q for the period ended June 29, 2002 (File No. 0-21577).

(17)	Incorporated by reference from the Registrant’s Form 10-Q for the period ended April 2, 2005 (File No. 0-21577).

(18)	Incorporated by reference from the Registrant’s Form 8-K dated June 19, 2006 (File No. 0-21577).

(19)	Incorporated by reference from the Registrant’s Form 8-K dated August 15, 2006 (File No. 0-21577).

(20)	Incorporated by reference from the Registrant’s Form 10-Q for the period ended June 30, 2001 (File No. 0-21577).

(21)	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 28, 2002 (File No. 0-21577).

(22)	Incorporated by reference from the Registrant’s Form 10-Q for the period ended September 30, 2006 (File No. 0-21577).

(23)	Incorporated by reference from the Registrant’s Form 10-K for the year ended December 27, 2003 (File No. 0-21577).

(24)	Incorporated by reference from the Registrant’s Form 8-K dated August 24, 2006 (File No. 0-21577).

(25)	Incorporated by reference from the Registrant’s Form 8-K dated February 26, 2007 (File No. 0-21577).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wild Oats Markets, Inc. (Registrant)
Date: March 14, 2007	By:	/s/ Gregory Mays
Gregory Mays
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.27	Resignation, Waiver, Settlement Agreement and General Release, dated October 23, 2006, between Perry D. Odak and the Registrant
23.1	Consent of Ernst & Young LLP.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).