Form 10-Q
period 2007-03-31
WILD OATS MARKETS INC
filed 2007-05-09
CIK 909990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________.
Commission file number 0-21577
WILD OATS MARKETS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	84-1100630 (I.R.S. Employer Identification Number)
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
   Yes ☐     No ☑
As of April 27, 2007, there were 29,882,910 shares outstanding of the registrant’s common stock (par value $0.001 per share).

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WILD OATS MARKETS, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2007	December 30, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,567	$40,420
Short-term investments	8,250	13,675
Inventories (net of reserves of $1,062 and $1,032, respectively)	69,717	67,753
Accounts receivable (net of allowance for doubtful accounts of $179 and $288, respectively)	4,740	7,581
Prepaid expenses and other current assets	9,883	10,204

Total current assets	127,157	139,633

Property and equipment, net	199,274	192,061
Goodwill, net	105,124	105,124
Other intangible assets, net	4,776	4,810
Deposits and other assets	4,980	4,831
Deferred tax asset, net	181	179

	$441,492	$446,638

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$57,622	$57,147
Book overdraft	24,133	29,888
Accrued liabilities	60,930	64,470
Current portion of debt, capital leases and financing obligations	500	573

Total current liabilities	143,185	152,078

Long-term debt, capital leases and financing obligations	147,596	147,662
Other long-term obligations	39,147	38,302

	329,928	338,042

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized, 32,540,392 and 32,454,554 shares issued; and 29,881,129 and 29,795,291 shares outstanding, respectively	32	32
Treasury stock, at cost: 2,659,263 shares, respectively	(37,181)	(37,181)
Additional paid-in capital	243,568	242,322
Accumulated deficit	(96,288)	(97,912)
Accumulated other comprehensive income	1,433	1,335

Total stockholders’ equity	111,564	108,596

	$441,492	$446,638

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts) (unaudited)

	THREE MONTHS ENDED
	March 31,	April 1,
	2007	2006
Sales	$309,942	$298,357
Cost of goods sold and occupancy costs	210,776	201,297

Gross profit	99,166	97,060
Operating expenses:
Direct store expenses	73,078	69,821
Depreciation and amortization	6,716	6,687
Selling, general and administrative expenses	14,022	12,978
Loss on disposal of assets	19	90
Pre-opening expenses	697	1,459
Restructuring and asset impairment charges, net	1,457	1,670

Income from operations	3,177	4,355
Interest income	551	589
Interest expense	(1,840)	(1,854)

Income before income taxes	1,888	3,090
Income tax expense	264	205

Net income	$1,624	$2,885

Net earnings per common share:
Basic	$0.05	$0.10
Diluted	$0.05	$0.10

Weighted-average common shares outstanding, basic	30,005	28,970
Dilutive effect of stock options and restricted stock units	337	572

Weighted-average common shares outstanding, assuming dilution	30,342	29,542

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands) (unaudited)

	THREE MONTHS ENDED
	March 31,	April 1,
	2007	2006
Net income	$1,624	$2,885
Other comprehensive income (loss):
Foreign currency translation adjustments	98	(44)
Unrealized gain (loss) on available-for-sale securities	—	(4)

Other comprehensive income (loss)	98	(48)

Comprehensive income	$1,722	$2,837

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.
Consolidated Statements of Cash Flows
(in thousands) (unaudited)

	THREE MONTHS ENDED
	March 31,	April 1,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,624	$2,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,716	6,687
Loss on disposal of property and equipment	19	90
Restructuring and asset impairment charges, net	1,457	1,670
Interest on related party receivable	—	(88)
Stock-based compensation	564	778
Accretion of debt issuance costs	156	156
Change in assets and liabilities:
Inventories, net	(1,944)	(2,651)
Receivables, net, and other assets	2,849	15
Accounts payable	(1,827)	3,506
Accrued liabilities and other liabilities	(3,771)	133

Net cash provided by operating activities	5,843	13,181

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,967)	(5,759)
Purchase of short-term investments	(37,925)	(21,410)
Proceeds from sale of short-term investments	43,350	14,522
Proceeds from sale of property and equipment	2	24

Net cash used in investing activities	(6,540)	(12,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in book overdraft	(5,755)	(760)
Repayments on notes payable, long-term debt and capital leases	(139)	(125)
Proceeds from issuance of common stock, net	682	4,227

Net cash (used in) provided by financing activities	(5,212)	3,342

Effect of exchange rate changes on cash	56	(40)

Net (decrease) increase in cash and cash equivalents	(5,853)	3,860
Cash and cash equivalents at beginning of period	40,420	35,250

Cash and cash equivalents at end of period	$34,567	$39,110

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired through capital lease	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.
Notes to Consolidated Financial Statements
(unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with United States generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission’s (“SEC”) rules and regulations. In the opinion of the Company, all adjustments necessary to present fairly the financial position at March 31, 2007 and results of operations and cash flows for all periods presented have been made. The consolidated balance sheet at December 30, 2006 has been derived from the audited financial statements at that date.
These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K as filed with the SEC. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures of contingent assets and liabilities. Examples include accounting for self-insurance reserves, stock-based compensation, restructuring charges and store closing costs, asset impairment charges, goodwill, inventory valuation, and contingencies. Actual results may differ from these estimates. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results to be expected for any subsequent quarter or for the entire fiscal year ending December 29, 2007.
The unaudited information included in the consolidated financial statements for the three months ended March 31, 2007 and April 1, 2006 includes the results of operations of the Company for the 13 weeks then ended.
Pending Tender Offer. On February 21, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Whole Foods Market, Inc. (“Parent” or “WFM”) and WFMI Merger Co., a wholly-owned subsidiary of Parent (“Purchaser”).
Subject to the terms and conditions of the Merger Agreement, on February 27, 2007, Purchaser commenced a tender offer (the “Offer”) to purchase all of the Company’s outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), including the associated preferred stock purchase rights (the “Rights”), issued pursuant to the Rights Agreement, dated as of May 22, 1998, as amended (the “Rights Agreement”), between the Company and Wells Fargo Bank, N.A., as successor in interest to Norwest Bank Minneapolis, N.A., as rights agent (such Common Stock, together with the associated Rights, the “Shares”), at a purchase price of $18.50 per Share in cash (the “Offer Price”). Upon successful completion of the Offer, Purchaser will be merged (the “Merger”) with and into the Company, with each outstanding Share being converted into the right to receive the Offer Price in cash, and the Company will survive the Merger as a wholly-owned subsidiary of Parent.
Consummation of the Offer and the Merger are subject to customary closing conditions, including the expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The consummation of the Offer is also subject to the tender of a majority of the Shares. On March 13, 2007, the Company and WFM received a request for additional information (commonly known as a “second request”) from the Federal Trade Commission (“FTC”) in connection with the Offer. The Company intends to continue to cooperate fully with the FTC and to respond promptly to this request. The effect of the second request is to extend the waiting period imposed by the HSR Act until 10 days after WFM has substantially complied with the request, unless that period is extended voluntarily by the parties or terminated sooner by the FTC.
Under a Tender and Support Agreement, dated as of February 21, 2007 (the “Tender Agreement”), among the Company, Parent, Purchaser, Yucaipa American Alliance Fund I, L.P. (“YAAF”), and Yucaipa American Alliance (Parallel) Fund I, L.P. (“YAAF Parallel” and together with YAAF, “Yucaipa”), Yucaipa has committed to accept the Offer and to tender all Shares beneficially owned by it, which represent approximately 18% of the Company’s total outstanding Shares.

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
Reclassifications. Certain prior period information has been reclassified to conform to the current year presentation. This includes a reclassification of the Company’s 2006 results of operations to classify depreciation and amortization separately as its own line item. For the three months ended April 1, 2006, approximately $6.7 million was reclassified to Depreciation and Amortization; $5.7 million was reclassified from Cost of Goods Sold and Occupancy Costs, $12,000 was reclassified from Direct Store Expenses, and $987,000 was reclassified from Selling, General and Administrative expenses.
2. New Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact SFAS No. 159 may have on its financial position.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact SFAS No. 157 may have on its financial position.
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

4. Stock-Based Compensation
The following summary presents the impact of recording stock-based compensation on the Company’s consolidated results of operations of for the three months ended fiscal 2007 and fiscal 2006 (in thousands):

	THREE MONTHS ENDED
	March 31, 2007	April 1, 2006
Cost of goods sold and occupancy costs	$1	$4
Direct Store expenses	26	94
Selling, general and administrative expenses	537	680

Total stock-based compensation expense	$564	$778

At March 31, 2007, the Company had four stock-based compensation plans: the 2001 Non-Officer/Non-Director Equity Incentive Plan (“2001 Plan”), the 2006 Equity Incentive Plan (“2006 Plan”), and two individual nonqualified stock option plans. In addition, the 1996 Equity Incentive Plan (“1996 Plan”), which expired in June of 2006, provided for the grant of incentive stock options to employees (including officers and employee-directors) and nonqualified stock options, restricted stock and restricted stock units (“RSUs”) and stock bonuses to employees, directors and consultants. Under the 1996 Plan, there are still outstanding nonvested options that will continue to affect the Company’s stock-based compensation expense. The 2001 Plan provides for the grant of nonqualified stock options to employees of the Company who are not officers or directors. The 2006 Plan provides for the grant of stock options, restricted stock, RSUs, stock appreciation rights (“SARs”), stock-based and cash-based performance awards and stock bonuses to employees, directors and consultants. The individual stock option plans were created during 2006 as inducements to certain executives to accept offers of employment with the Company. For all stock-based compensation plans except the 2006 Plan, the exercise price of the options is determined by the Board of Directors, provided that the exercise price for an incentive stock option cannot be less than 100% of the fair market value of the common stock on the grant date and the exercise price for a nonqualified stock option cannot be less than 85% of the fair market value of the common stock on the grant date. For the 2006 Plan, the exercise price of the options is the price per share of common stock as of the close of market on the day prior to date the option is granted. The outstanding options for all four plans generally vest over a period of four years and generally expire 10 years from the grant date. The estimated fair value of the Company’s stock-based awards, less estimated forfeitures, is amortized over the awards’ expected life on a straight-line basis.
For all of the Company’s stock-based compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and expected life. Expected volatilities utilized in the model are based on the historical volatility of the Company’s stock price. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. The expected life of the fiscal 2007 grants is derived from historical information and other factors. The following summary presents the weighted-average assumptions used for grants issued in the three months ended fiscal 2007 and fiscal 2006:

	THREE MONTHS ENDED
	March 31, 2007	April 1, 2006
Estimated dividends	None	None
Expected volatility	47%	56%
Risk-free interest rate	4.76%	4.34% - 4.63%
Expected life (years)	4.0	4.0
Weighted-average fair value per share	$6.49	$5.31

The following summary presents information regarding outstanding stock options as of March 31, 2007 and changes during the three months then ended with regard to options under the Plans:

		Weighted-
	Number of	Average
	Options	Exercise Price
Outstanding as of December 30, 2006	1,597,960	$12.35
Granted	37,500	$15.40
Forfeited	(158,847)	$13.53
Exercised	(56,071)	$9.86

Outstanding as of March 31, 2007	1,420,542	$12.40

Exercisable as of March 31, 2007	984,953	$11.62

As of March 31, 2007, the total unrecorded deferred stock-based compensation balance for nonvested shares, net of expected forfeitures, was $2.8 million which is expected to be amortized over a weighted-average period of 1.4 years.
5. Property and Equipment
Property, plant and equipment are recorded at cost and consist of the following (in thousands):

	March 31, 2007	December 30, 2006
Machinery and equipment	$158,435	$150,005
Buildings and leasehold improvements	182,771	167,276
Construction in progress	21,142	31,740

	362,348	349,021
Less: accumulated depreciation	(163,074)	(156,960)

Property and equipment, net	$199,274	$192,061

Depreciation expense was $6.6 million and $6.6 million for the three months ended March 31, 2007 and April 1, 2006, respectively.
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
Credit facility. On March 31, 2005, the Company entered into a five-year revolving secured credit facility with Bank of America, N.A. (the “B of A Facility”). Concurrent with the execution of the B of A Facility, the Company terminated its existing $95.0 million credit facility (the “Wells Facility”) with Wells Fargo Bank N.A. as administrative agent. The B of A Facility allows borrowings and letters of credit up to a maximum of $40.0 million, with an option to increase borrowings up to $100.0 million, subject to a borrowing base determined by the value of certain inventory, credit card receivables, invested cash and, at the Company’s discretion, mortgaged leaseholds. The B of A Facility is secured by certain assets including, but not limited to, cash, inventory and fixed assets. Borrowings under the B of A Facility bear interest, at the Company’s election, at the prime rate or at London Interbank Offering Rate (“LIBOR”) plus a margin ranging from 1.00% to 1.50%, depending on the excess borrowing availability over amounts borrowed. Interest rates are determined quarterly. The Company is charged a commitment fee on the unused portion of the B of A Facility. There are no financial covenants, other than the obligation to maintain a certain percentage of minimum excess availability (as defined in the agreement) at all times. The B of A Facility requires compliance on a monthly basis with certain non-financial covenants, including limitations on incurring additional indebtedness and making investments, the use and disposition of collateral, changes of control, as well as cash management provisions. In conjunction with the debt refinancing, the Company wrote off approximately $559,000 related to the remaining unamortized debt issuance cost from the Wells Facility. As of March 31, 2007, the Company has approximately $200,000 of capitalized debt issuance costs remaining to be amortized over the life of the agreement using the effective interest method. As of March 31, 2007, the Company had letters of credit outstanding totaling $15.6 million which reduce our borrowing availability to approximately $24.4 million.

7. Derivatives and Hedging Activities
The Company does not have any derivative financial instruments as of March 31, 2007 that meets the criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
8. Earnings Per Share
Earnings per share are calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share (“SFAS No. 128”). SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, except where the effect of their inclusion would be anti-dilutive. Anti-dilutive stock options of 347,492 and 423,806 for the three months ended March 31, 2007 and April 1, 2006, respectively, were not included in the diluted earnings per share calculations.
The Emerging Issues Task Force of the FASB concluded in Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share that contingently convertible debt should be included in diluted earnings per share computations using the if-converted method regardless of whether any of the conversion contingencies have been met. During the second quarter of 2005, the Company irrevocably elected to satisfy 100% of the principal amount of the debentures in cash to be converted on or after July 1, 2005. The Company maintains the right to satisfy the remainder of the conversion obligation to the extent it exceeds the principal amount in cash or common stock or any combination of cash and common stock. In calculating diluted earnings per share for the three months ending March 31, 2007, no shares related to the debentures conversion have been included as the effect would have been anti-dilutive.
9. Goodwill and Intangible Assets
During the first three months of fiscal 2007, and all of fiscal 2006, no goodwill was recorded as a result of acquisitions, the Company concluded goodwill was not impaired, and no other changes in the carrying amount of goodwill occurred.
Other intangible assets consist of the following (in thousands):

	March 31,	December 30,
	2007	2006
Leasehold interests	$6,598	$6,598
Less accumulated amortization	(2,166)	(2,093)

Leasehold interests, net	4,432	4,505
Liquor licenses (indefinite lived)	344	305

	$4,776	$4,810

Amortization expense related to finite lived intangible assets was $74,000 and $90,000 for the three months ended March 31, 2007 and April 1, 2006, respectively. The estimated amortization of finite lived intangible assets for the remainder of 2007 and each of the fiscal years through 2012 is as follows (in thousands):

FISCAL	AMORTIZATION
YEAR	EXPENSE
Remainder of 2007	$221
2008	$295
2009	$295
2010	$295
2011	$290
2012	$290

10. Restructuring and Asset Impairment Charges
During the first quarter of fiscal 2007, the Company recorded restructuring and asset impairment charges of $1.5 million consisting of the following components (in thousands):

Change in estimate related to lease-related liabilities for sites previously closed	$(92)
Lease-related liability for a site identified for a future store	304
Accretion expense on lease-related liabilities	462
Severance for employees terminated during the first quarter of fiscal 2007	377
Asset impairment charges	406

Total restructuring and asset impairment charges	$1,457

Details of the significant components are as follows:
•
Changes in estimate related to lease-related liabilities for sites previously closed ($92,000 of restructuring income) - During the first quarter of fiscal 2007, due to changes in facts and circumstances, the Company adjusted an estimate for a location in Florida that was closed during a previous period.

•
Lease-related liability for a site identified for a future store ($304,000 of restructuring expense) — During the first quarter of fiscal 2007, the Company determined that a future store location was no longer suitable and recorded an accrual for the net present value of the future expected minimum lease payments.

•
Accretion expense on lease-related liabilties ($462,000 of restructuring expense) - During the first quarter, the Company accrued accretion expense on reserves for lease-related liabilities that were calculated using the net present value of the minimum lease payments (net of sublease income).

•
Severance for employees notified of termination in the first quarter of fiscal 2007 ($377,000 of restructuring expense) - During the first quarter of 2007, 28 employees were notified of their involuntary termination in connection with a reorganization of the Company’s Home Office and regional functions. During the three months ended March 31, 2007, $723,000 in benefits were paid to employees that were terminated during the fourth quarter of 2006 and the first quarter of 2007.

•
Asset impairment charges ($406,000 of restructuring expense) — During the first quarter, management wrote off $406,000 for the net book value of assets related to sites identified for future store locations that were subsequently determined unsuitable.

During the first quarter of 2007, there were no asset impairment charges in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In determining whether an impairment exists, the Company estimates the store’s future cash flows on an undiscounted basis, and if the cash flows are not sufficient to recover the carrying value, then the Company uses a discounted cash flow based on a risk-adjusted discount rate, to adjust its carrying value of the assets, and records a provision for impairment as appropriate. The Company continually re-evaluates its stores’ performance to monitor the carrying value of its long-lived assets in comparison to projected cash flows.
The Company incurred charges for accelerated depreciation related to planned store closures of $68,000 and $52,000 for the three months ended March 31, 2007 and April 1, 2006, respectively. These costs are included in the “Depreciation and amortization” line of the Consolidated Statements of Operations.

The following table summarizes accruals related to the Company’s restructuring charges (in thousands):

	2003 and					1st Qtr
EXIT PLANS	Prior	2004		2005	2006	2007	Total
Balance at December 31, 2005:	$5,949	$287		$1,183	$—	$—	$7,419

Severance expense	—	—		—	809	—	809
Lease-related expense	54	—		724	11,811	—	12,589

Cash paid:
Severance	—	—		—	(449)	—	(449)
Lease-related liabilities	(1,147)	—		(824)	(1,195)	—	(3,166)

Provision adjustments	20	(7)		—	936	—	949

Balance at December 30, 2006:	$4,876	$280		$1,083	$11,912	$—	$18,151

Severance expense	—	—		—	317	60	377
Lease-related expense	99	—		20	251	304	674

Cash paid:
Severance	—	—		—	(666)	(58)	(724)
Lease-related liabilities	(207)	—		(178)	(1,030)	—	(1,415)

Provision adjustments	—	—		—	530	(2)	528

Balance at March 31, 2007:	$4,768 (1)	$280	(1)	$925 (1)	$11,314 (2)	$304 (1)	$17,591

(1)	The restructuring accrual balance consists of lease-related liabilities.

(2)	The restructuring accrual balance consists of lease-related liabilities and $267 for employee termination benefits.
As of March 31, 2007, the Company’s restructuring balances consist of $6.2 million in accrued liabilities and other long-term obligations of $11.4 million.
11. Income Taxes
On December 31, 2006, the first day of the first quarter of fiscal 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN No. 48”). As a result of the implementation of FIN No. 48, the Company recorded a $4.0 million decrease in the gross deferred tax assets. The Company did not record any cumulative adjustment to the opening balance of retained earnings and paid-in-capital on December 31, 2006, as no additional net liability for unrecognized tax positions were identified as of that date. The total amount of unrecognized tax benefits as of March 31, 2007, was $4.0 million. The Company is in discussions with certain state taxing authorities on several open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next fiscal year. An estimate of the range of the possible change cannot be made.
In accordance with the Company’s accounting policy, accrued interest and penalties related to unrecognized tax benefits are recognized as a component of tax expense. This policy did not change as a result of the adoption of FIN No. 48. The Company’s financial statements do not currently include any accrued interest or penalties with regard to uncertain tax positions.
The Company files income tax returns, including returns for its subsidiaries, with federal, state, local, and foreign jurisdictions. The Company is no longer subject to IRS examination for periods prior to 2003, although carryforward attributes that were generated prior to 2003 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period. Various state, local, and foreign income tax returns are also under examination by taxing authorities. The Company does not believe that the outcome of any examination will have a material impact on its financial statements.

12. Related Party Transactions
Perry D. Odak. The Company and Perry D. Odak, the Company’s former Chief Executive Officer and President entered into an employment agreement, dated March 6, 2001 (the “Odak Agreement”). The Odak Agreement, as amended May 10, 2005, provided for the payment of the existing $9.2 million supplemental bonus in the event of Mr. Odak’s death or disability, as defined in the Odak Employment Agreement, while employed by the Company, and for payment of a bonus of approximately $1.6 million: (i) in the event Mr. Odak terminated his employment for “good reason”, as defined in the Odak Employment Agreement, or (ii) in the event Mr. Odak was terminated without “Cause”, as defined in the Odak Employment Agreement. The Company acquired an insurance policy for the benefit of the Company to cover Mr. Odak’s death or disability in the approximate amount of the supplemental bonus.
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
As a result of the inability of the Company and Mr. Odak to agree upon a new or modified employment agreement, Perry D. Odak resigned effective October 19, 2006. Consequently, the Employment Agreement dated March 6, 2001, as amended, between Mr. Odak and the Company was terminated as of October 19, 2006, except to the extent incorporated into a severance agreement dated October 19, 2006 between the Company and Mr. Odak (the “Severance Agreement”).
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

Other. Mark A. Retzloff was a member of the Company’s Board of Directors and sat on its Real Estate Committee until the expiration of his term as director at the Company’s Annual Meeting of Shareholders on May 3, 2006. As a result of Mr. Retzloff’s position as Chief Organic Officer of Aurora Organic Dairy, a vendor that derives 6% of its total revenues from sales of organic milk to the Company under the Company’s private label brand, the Company considered the organic milk transactions to include a related party relationship until Mr. Retzloff’s term as a director expired on May 3, 2006. Stacey J. Bell, a current member of the Company’s Board of Directors, is an employee of Ideasphere, Inc., which sold vitamins and supplements to the Company through the first two quarters of fiscal 2006. Total purchases from these vendors for the three months ended March 31, 2007 and April 1, 2006 were $0 and $1.0 million, respectively. A majority of these purchases are made primarily through the Company’s primary distributor, UNFI and are therefore indirect in nature. These costs are all for inventory and the related cost of goods sold. As of March 31, 2007 and April 1, 2006, amounts owed to these vendors were $0 and $53,000, respectively. Gregory Mays, the Chairman of the Board of Directors and interim CEO, is also on the Board of Directors for Pathmark Stores, Inc. which began carrying the Wild Oats corporate branded products during the fourth quarter of 2006. Total sales to Pathmark Stores during the three months ended March 31, 2007 and April 1, 2006 were $1.3 million and $0, respectively.
13. Contingencies
Tim Auchterlonie, individually and on behalf of all others similarly situated and the general public, and Roes 1 to 1000 vs. Wild Oats Markets, Inc. and Does 1 through 100, is a suit brought in August 2004 on behalf of six plaintiffs in the Superior Court, County of Los Angeles, for payment of overtime and damages relating to alleged violations of the California Business and Professions Code by a former store director claiming that he should have been classified as an employee paid on an hourly basis, together with other related claims. The Company believes that all of the named plaintiffs were correctly classified as exempt employees based upon their job duties. The Company settled with four of the plaintiffs for an immaterial amount in the aggregate and one plaintiff withdrew his claims. The claims of one plaintiff went to trial, and after a bench trial, the Court found in favor of the remaining plaintiff on the claim for unlawful nonpayment of overtime compensation, and ordered that judgment on damages should enter in the amount of approximately $43,700, plus attorneys’ fees in the amount of approximately $87,000. The Company has appealed the judgment.
Four cases related to the Auchterlonie suit have been filed. The Company believes that it will prevail in each case, but if liability were to be assessed, the aggregate potential liability in all of these related cases could be material. Ana Marie Hoeppner et al. v. Wild Oats Markets, Inc. and Does 1 through 100, Superior Court, County of Los Angeles, is filed by six California plaintiffs arising from claimed misclassification as exempt employees. Jason Puerto, et al. v. Wild Oats Markets, Inc. and Does 1 through 100, is a suit brought by eight plaintiffs in October 2006 in the Superior Court, County of Los Angeles, with substantively similar claims as Hoeppner. A bench trial of each of the Hoeppner and Puerto cases is set to commence on January 28, 2008 before the judge who presided at the Auchterlonie trial. John Montagne, et al., v. Wild Oats Markets, Inc. and Does 1 through 100, is a suit filed in March 2007 in the Superior Court, County of Los Angeles, on behalf of 14 individuals, with substantively similar claims as Hoeppner. Kelvin Massie, Anne Ress-Lemay and Gary Liss, individually and on behalf of all other similarly situated and the California general public v. Wild Oats Markets, Inc. and Does 1 through 100, is a purported class action lawsuit filed in April 2007 in the Superior Court, County of Los Angeles, arising from claimed misclassification of certain exempt employees while such employees were in a training program. The purported class is small and any potential liability immaterial.
In October 2000, the Company was named as defendant in 3601 Group Inc. v. Wild Oats Northwest, Inc., Wild Oats, Inc. and Wild Oats Markets, Inc., a suit filed in Superior Court for King County, Washington, by a property owner who claims that Alfalfa’s Inc., the Company’s predecessor in interest, breached a lease in 1995 related to certain property in Seattle, Washington. After trial in fiscal 2002, a jury awarded $0 in damages to the plaintiffs, and the Company was subsequently awarded $190,000 in attorneys’ fees. The judgment was reversed on the plaintiff’s appeal and the matter was remanded to the trial court. After a jury trial in August 2006, judgment was entered against the Company in the amount of $823,000, inclusive of attorneys’ fees, costs and interest. The Company has posted a bond and filed a notice of appeal.

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report on Form 10-Q contains certain forward-looking statements regarding our future results of operations and performance. Important factors that could cause differences in results of operations include, but are not limited to, risks and uncertainties related to the proposed Merger, the timing, execution and performance of new store openings, relocations and remodels; the timing and liability resulting from store closures; the amount of time before new stores become profitable; the timing and impact of promotional and advertising campaigns; the impact of competition; changes in merchandising strategies, product supply or suppliers; changes in management information needs; changes in customer needs and expectations; governmental and regulatory actions; general industry or business trends or events; changes in economic or business conditions in general or affecting the natural foods industry in particular; and competition for and the availability of sites for new stores and potential acquisition candidates. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement Regarding Forward-Looking Statements.
Executive Summary
This Executive Summary section of Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a broad summary of the more specific and detailed information disclosed in other sections of this report. The context that it provides should be viewed as a supplement to, and read in conjunction with, the details contained elsewhere in this report.
Wild Oats Markets, Inc. is one of the largest natural foods supermarket chains in North America. As of the date of this report, we operated 110 natural foods stores in 24 states and British Columbia, Canada. We operate in the retail grocery industry with two store formats: the natural foods supermarket format, under the Wild Oats Marketplace® name nationwide and the Capers Community Market® name in Canada; and the farmers market format, under the Henry’s Farmers Market® name in southern California; and the Sun Harvest™ name in Texas. Both formats emphasize natural and organic products with a wide selection of products in a full-service environment. The formats share a core demographic customer profile and similar economic characteristics. We manage support services provided to the stores centrally from our Boulder, Colorado headquarters. All of our stores in the United States, regardless of format, purchase from the same primary distributor based on centralized negotiations, merchandising and marketing strategies. Our Riverside, California distribution center (“DC”) primarily supplies produce, private label groceries, bulk foods, natural living vitamins, minerals, and supplements, and selected other items for the majority of our stores west of the Mississippi River. We continue to identify additional procurement opportunities to maximize efficiencies of the DC.
In 2007, we are focusing our efforts on increasing comparable store sales growth and improving overall merchandising and the store conditions of operating stores. As of the end of the first quarter of fiscal 2007, we had 110 stores located in 24 states and Canada, as compared to 112 stores located in 24 states and Canada at the end of the first quarter of fiscal 2006.
On February 21, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Whole Foods Market, Inc. (“Parent” or “WFM”) and WFMI Merger Co., a wholly-owned subsidiary of Parent (“Purchaser”).
Subject to the terms and conditions of the Merger Agreement, on February 27, 2007, Purchaser commenced a tender offer (the “Offer”) to purchase all of our outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), including the associated preferred stock purchase rights (the “Rights”), issued pursuant to the Rights Agreement, dated as of May 22, 1998, as amended (the “Rights Agreement”), between the us and Wells Fargo Bank, N.A., as successor in interest to Norwest Bank Minneapolis, N.A., as rights agent (such Common Stock, together with the associated Rights, the “Shares”), at a purchase price of $18.50 per Share in cash (the “Offer Price”). Upon successful completion of the Offer, Purchaser will be merged (the “Merger”) with and into us, with each outstanding Share being converted into the right to receive the Offer Price in cash, and we will survive the Merger as a wholly-owned subsidiary of Parent.

Consummation of the Offer and the Merger are subject to customary closing conditions, including the expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The consummation of the Offer is also subject to the tender of a majority of the Shares. On March 13, 2007, the Company and WFM received a request for additional information (commonly known as a “second request”) from the Federal Trade Commission (“FTC”) in connection with the Offer. We intend to continue to cooperate fully with the FTC and to respond promptly to this request. The effect of the second request is to extend the waiting period imposed by the HSR Act until 10 days after WFM has substantially complied with the request, unless that period is extended voluntarily by the parties or terminated sooner by the FTC.
Under a Tender and Support Agreement, dated as of February 21, 2007 (the “Tender Agreement”), among the Company, Parent, Purchaser, Yucaipa American Alliance Fund I, L.P. (“YAAF”), and Yucaipa American Alliance (Parallel) Fund I, L.P. (“YAAF Parallel” and together with YAAF, “Yucaipa”), Yucaipa has committed to accept the Offer and to tender all Shares beneficially owned by it, which represent approximately 18% of the Company’s total outstanding Shares.
Results of Operations
Our net income for the three months ended March 31, 2007 was $1.6 million or $0.05 per diluted share compared with net income of $2.9 million or $0.10 per diluted share in the same period in fiscal 2006. The following tables set forth, for the periods indicated, certain selected income statement data expressed as a percentage of sales and in dollars (in thousands — percentages may not add due to rounding):

	THREE MONTHS ENDED
	March 31, 2007		April 1, 2006
Sales	$309,942	100.0%	$298,357	100.0%
Cost of goods sold and occupancy costs	210,776	68.0%	201,297	67.5%

Gross profit	99,166	32.0%	97,060	32.5%
Direct store expenses	73,078	23.6%	69,821	23.4%
Depreciation and amortization	6,716	2.2%	6,687	2.2%
Selling, general and administrative expenses	14,022	4.5%	12,978	4.3%
Loss on disposal of assets	19	0.0%	90	0.0%
Pre-opening expenses	697	0.2%	1,459	0.5%
Restructuring and asset impairment charges, net	1,457	0.5%	1,670	0.6%

Income from operations	3,177	1.0%	4,355	1.5%

Interest income	551	0.2%	589	0.2%
Interest expense	(1,840)	(0.6)%	(1,854)	(0.6)%

Income before income taxes	1,888	0.6%	3,090	1.0%
Income tax expense	264	0.1%	205	0.0%

Net income	$1,624	0.5%	$2,885	1.0%

Income Statement Analysis
Sales

			% Change
	March 31,	April 1,	2006 to
	2007	2006	2007
For the three months ended (in thousands):	$309,942	$298,357	3.9%

Sales for the three months ended March 31, 2007 increased 3.9%, as compared to the same period in fiscal 2006. The contribution of seven new stores opened since the end of last year’s first quarter drove the overall increase in net sales and more than offset the sales impact of nine store closures in 2006. In addition, sales of the Company’s corporate branded products to third parties have increased by approximately $2.0 million in the first quarter of 2007 over the same period in fiscal 2006. Total square feet of open stores decreased 1.2% over the first quarter of 2006, as the first fiscal quarter 2007 ended with 2.53 million total square feet as compared to 2.56 million total square feet in the first fiscal quarter of 2006. Comparable store sales increased 0.3% for the year to date period ended March 31, 2007 as compared to an increase of 4.1% in the same period last year. Reduced comparable store sales in the first quarter of 2007 relative to last year is attributable to the continued impact of new competition and the year over year comparison of all stores participating in certain promotional activities.
Gross profit

			% Change
	March 31,	April 1,	2006 to
	2007	2006	2007
For the three months ended (in thousands):	$99,166	$97,060	2.2%
As a percent of sales for the three months ended:	32.0%	32.5%	(0.5)%
Gross profit consists of sales less cost of goods sold and store occupancy costs. Occupancy costs include rent and utilities. As a percentage of sales, gross profit decreased to 32.0% for the three months ended March 31, 2007 from 32.5% for the same period in fiscal 2006. The decrease in gross margin relative to last year can be attributed to increased occupancy costs related to the new store locations, more aggressive promotional activities, and a mix shift to higher sales in lower margin product categories.
Direct store expenses

			% Change
	March 31,	April 1,	2006 to
	2007	2006	2007
For the three months ended (in thousands):	$73,078	$69,821	4.7%
As a percent of sales for the three months ended:	23.6%	23.4%	0.2%
Direct store expenses include payroll, payroll taxes and benefits, marketing and advertising, regional store support services, store supplies and maintenance, and other store-specific costs. As a percentage of sales, direct store expenses increased to 23.6% from 23.4% in the three months ended March 31, 2007 and April 1, 2006, respectively. Direct store expenses as a percent of sales increased as a result of higher inventory service costs and an upgrade in stores’ information technology systems. Further, in the first quarter of 2007, in order to better support our stores, we have increased the regional presence of management.
Depreciation and amortization expense

			% Change
	March 31,	April 1,	2006 to
	2007	2006	2007
For the three months ended (in thousands):	$6,716	$6,687	0.4%
As a percent of sales for the three months ended:	2.2%	2.2%	0.0%
Depreciation and amortization expense for the quarter ended March 31, 2007 remained constant at 2.2% of sales, compared to the same period in the prior year.
Selling, general and administrative expenses

			% Change
	March 31,	April 1,	2006 to
	2007	2006	2007
For the three months ended (in thousands):	$14,022	$12,978	8.0%
As a percent of sales for the three months ended:	4.5%	4.3%	0.2%
Selling, general and administrative (“SG&A”) expenses include corporate administrative support services and purchasing. SG&A expenses for the quarter ended March 31, 2007 were 4.5% of sales, which is a slight increase over prior year. SG&A expenses in the first quarter were higher as a percentage of sales due to transaction costs related to the pending Merger. These expenses totaled $3.5 million during the first quarter of 2007. Excluding the transaction costs, SG&A expenses were 3.4% of sales, a decrease of 0.9%, due to improved operating efficiency and expense management.

Pre-opening expenses

			% Change
	March 31,	April 1,	2006 to
	2007	2006	2007
For the three months ended (in thousands):	$697	$1,459	(52.2)%
As a percent of sales for the three months ended:	0.2%	0.5%	(0.3)%
Pre-opening expenses include labor, rent, advertising, utilities, training, supplies and certain other costs incurred prior to a store’s opening. Pre-opening expenses for the first quarter of fiscal 2007 decreased from $1.5 million in the first quarter of 2006 to $697,000 during the same period in fiscal 2007, due to the timing of the opening of new stores, in addition to the costs related to future planned store openings.
The number of stores opened is as follows:

	THREE MONTHS ENDED
	March 31, 2007	April 1, 2006
New stores	1	1
In the first quarter of fiscal 2007, we opened a new Wild Oats Marketplace in Naples, Florida.
Restructuring and asset impairment charges, net
Restructuring and asset impairment charges consist of the following components (in thousands):

	THREE MONTHS ENDED
	March 31, 2007	April 1, 2006
Change in estimate related to lease-related liabilities for sites previously closed	$(92)	$66
Lease-related liabilities during the current period	304	1,362
Accretion expense on lease-related liabilities	462	128
Severance for employees terminated during the period	377	114
Asset impairment charges	406	—

Total restructuring and asset impairment charges	$1,457	$1,670
Restructuring and asset impairment charges include lease termination costs, severance for employees notified of termination, accretion expense on reserves for lease-related liabilities that were calculated using the net present value of minimum lease payments (net of sublease income), and non-cash charges for asset impairments. Restructuring and asset impairment charges of $1.5 million for the first quarter of 2007 decreased from $1.7 million in the same period ended April 1, 2006 due mainly to a decline in the number of stores closed during the first quarter of 2007, offset by an increase in accretion in the first quarter of 2007 as a result of the closure of eight stores during the fourth quarter of 2006. In addition, both severance and asset impairment charges increased in the first quarter of 2007 over the first quarter of 2006 due to the reorganization of our Home Office and regional staff functions and the write off of the net book value of assets related to sites identified for future store locations that were subsequently determined unsuitable. Refer to Note 10 — Restructuring and Asset Impairment Charges for more details.
Interest income

			% Change
	March 31,	April 1,	2006 to
	2007	2006	2007
For the three months ended (in thousands):	$551	$589	(6.5)%
As a percent of sales for the three months ended:	0.2%	0.2%	0.0%

Interest income was $551,000 for the three ended March 31, 2007 compared to $589,000 for the same period in fiscal 2006. The decrease of 6.5% is due to a decline in the average balance of cash invested year over year.
Interest expense

			% Change
	March 31,	April 1,	2006 to
	2007	2006	2007
For the three months ended (in thousands):	$1,840	$1,854	(0.8)%
As a percent of sales for the three months ended:	0.6%	0.6%	0.0%
Interest expense during the first quarter ended March 31, 2007 remained relatively consistent compared to the same period in 2006.
Income tax expense

			% Change
	March 31,	April 1,	2006 to
	2007	2006	2007
For the three months ended (in thousands):	$264	$205	28.8%
As a percent of sales for the three months ended:	0.1%	0.0%	0.1%
Effective tax rate for the three months ended:	14.0%	6.6%	7.4%
For the quarter ended March 31, 2007, we recorded $264,000 of income tax expense, as a result of taxable foreign income during the period. The tax benefit resulting from the loss in previous years on domestic operations has been fully offset by a tax valuation allowance that was established at fiscal 2004 year end. We have determined that any expected federal or state income tax expense for the current quarter and fiscal year will be expected to be fully offset by deferred tax assets that are currently subject to a 100% valuation allowance.
Earnings before interest, taxes, depreciation and amortization, loss on early extinguishment of debt, loss (gain) on asset disposals, net, restructuring and asset impairment charges (income), net, and stock-based compensation expense, as adjusted (“EBITDA, as adjusted”)

			% Change
	March 31,	April 1,	2006 to
	2007	2006	2007
For the three months ended (in thousands):	$11,933	$13,580	(12.1)%
As a percent of sales for the three months ended:	3.9%	4.6%	(0.7)%
We believe that the reconciliation of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA, as adjusted, provides meaningful non generally accepted accounting principles (“GAAP”) financial measures to help management and investors understand and compare business trends among different reporting periods on a consistent basis, independently of regularly reported non-cash charges and infrequent or unusual events as determined by management. Readers are cautioned not to view EBITDA or EBITDA, as adjusted, as an alternative to GAAP results or as being comparable to results reported or forecasted by other companies, and should refer to the reconciliation of GAAP net income (loss) results to EBITDA and EBITDA, as adjusted, for the three months ending March 31, 2007 and April 1, 2006, respectively. For an explanation and reconciliation of EBITDA, and EBITDA, as adjusted, see Non GAAP Financial Information.
Liquidity and Capital Resources
Our primary sources of capital have been cash flow from operations (which includes trade payables), bank indebtedness, and the sale of equity securities. Primary uses of cash have been the financing of new store development, new store openings, relocations, remodels and acquisitions, repurchase of common stock and repayment of debt.

Net cash generated by operating activities decreased by $7.3 million to $5.8 million during the first three months of fiscal 2007, as compared to $13.2 million during the same period in fiscal 2006. This decline is primarily due to lower net income of $1.3 million, in addition to a decrease of $5.7 million in the change of assets and liabilities.
Net cash used in investing activities was $6.5 million during the first three months of fiscal 2007 as compared to $12.6 million of cash used in investing activities during the same period in fiscal 2006. The $6.1 million decline in cash utilized is due to an increase of $12.3 million in the net sale of short-term investments, offset by a $6.2 million increase in capital expenditures during the first three months of 2007 compared to the same period in 2006.
Net cash used in financing activities was $5.2 million during the first three months of 2007 compared to $3.3 million of cash provided by financing activities during the same period in fiscal 2006. The change in cash flows from financing activities is the result of a decrease of $3.5 million in proceeds from the issuances of common stock due primarily to option exercises and a $5.0 million decrease in book overdraft.
EBITDA. EBITDA was $9.9 million for the three month period ended March 31, 2007, as compared to $11.0 million for the three months ended April 1, 2006. The decrease in EBITDA is primarily attributable to the decrease in gross margin as well as lower pre-tax income of $1.2 million. For an explanation and reconciliation of EBITDA, see Non GAAP Financial Information.
As of March 31, 2007, we had no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees, except as disclosed in the notes to the consolidated financial statements. As of March 31, 2007, we have a working capital deficit of $16.0 million, a decrease of $14.9 million over the three months ended April 1, 2006.
Capital expenditures. We spent approximately $12.0 million during the three months ended March 31, 2007 for new store construction, remodels and other capital expenditures. During 2007, we continue to experience higher construction and related costs due to increased construction material and labor costs, and partially due to an increase in the size of our store prototype. Our average capital expenditures to open a leased store, including leasehold improvements and equipment and fixtures, has ranged from approximately $2.0 million to $5.0 million historically, excluding inventory costs. We anticipate that the average capital expenditures to open a natural foods supermarket format store will be $3.0 million to $4.0 million in the future, on a turnkey lease basis. Under turnkey leases, the landlord constructs the building to our specifications, and installs equipment we purchase. Average capital expenditures for non turnkey leases are expected to be between $5.0 million and $7.0 million. Our average capital expenditures to open a farmers’ market format store are estimated at $2.5 million to $3.0 million in the future. Delays in opening new stores may result in increased capital expenditures and pre-opening costs, as well as lower than planned sales for the Company.
Based upon the current level of operations, we believe that cash flows from operations and other sources available such as cash from our available line of credit will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments and future debenture payments in the foreseeable future. However, there can be no assurance that the business will continue to generate cash flows from operations at current levels or that we will be able to maintain our ability to borrow under the line of credit.
New Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact SFAS No. 159 may have on our financial position.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact SFAS No. 157 may have on our financial position.

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2006 Form 10-K. Due to the implementation of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN No. 48”) in the first quarter of 2007, we identified a new critical accounting policy related to income taxes, which is listed below. There have been no changes in the application of the Company’s other critical accounting policies and estimates in 2007.
Income taxes. On December 31, 2006, the first day of the first quarter of fiscal 2007, we adopted FIN No. 48. FIN No. 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires management to implement a recognition threshold and measurement attribute for financial statement recognition of a tax position that requires significant emphasis on management estimates and judgment. Under the provisions of this interpretation, the financial statement impact of a particular income tax position must be analyzed from the perspective of whether the taxpayer would be “more likely than not” to prevail if such position were to be challenged by the relevant tax authority. Furthermore, management is required to estimate the likelihood of various outcomes (ranging from resolution 100% in favor of the taxpayer to 100% in favor of the tax authority) and the resulting range of potential impacts on the financial statements.
Cautionary Statement Regarding Forward-Looking Statements
This Report on Form 10-Q contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks. Such forward-looking statements include statements that are not historical facts, such as to the number of stores we plan to open or relocate in future periods and the anticipated performance of such stores; the impact of competition; the sufficiency of funds to satisfy our cash requirements through the remainder of fiscal 2007; the impact of changes resulting from our merchandising and marketing programs; our ability to benefit from past supply chain modifications; expected pre-opening expenses and capital expenditures; and other statements containing words such as “believes,” “anticipates,” “estimates,” “expects,” “may,” “intends” and words of similar import or statements of management’s opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause differences in results of operations include, but are not limited to, risks and uncertainties related to the pending Merger, the timing and execution of new store openings, relocations, remodels and closures; new competitive impacts; changes in product supply or suppliers and supplier performance levels; changes in management information needs; changes in customer needs and expectations; changes in government regulations applicable to our business; changes in economic or business conditions in general or affecting the natural foods industry in particular; cost and stability of fuel and power sources; and competition for and the availability of sites for new stores. We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.

Non GAAP Financial Information
The following is a reconciliation of EBITDA and EBITDA, as adjusted, to net income (in thousands):

	THREE MONTHS ENDED
	March 31, 2007	April 1, 2006
Net income	$1,624	$2,885
Interest expense, net of interest income	1,289	1,265
Income tax expense	264	205
Depreciation and amortization	6,716	6,687

EBITDA	9,893	11,042
Loss on asset disposals, net	19	90
Stock-based compensation expense	564	778
Restructuring and asset impairment charges, net	1,457	1,670

EBITDA, as adjusted	$11,933	$13,580

EBITDA, as a percentage of sales	3.2%	3.7%
EBITDA, as adjusted, as a percentage of sales	3.9%	4.6%
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
Comparable stores sales. We deem sales of new or acquired stores comparable commencing in the thirteenth full month of operations.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s interim Chief Executive Officer and interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2007. Based on such evaluation, the Company’s interim Chief Executive Officer / interim Chief Financial Officer has concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s interim Chief Executive Officer / interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
Tim Auchterlonie, individually and on behalf of all others similarly situated and the general public, and Roes 1 to 1000 vs. Wild Oats Markets, Inc. and Does 1 through 100, is a suit brought in August 2004 on behalf of six plaintiffs in the Superior Court, County of Los Angeles, for payment of overtime and damages relating to alleged violations of the California Business and Professions Code by a former store director claiming that he should have been classified as an employee paid on an hourly basis, together with other related claims. We believe that all of the named plaintiffs were correctly classified as exempt employees based upon their job duties. We settled with four of the plaintiffs for an immaterial amount in the aggregate and one plaintiff withdrew his claims. The claims of one plaintiff went to trial, and after a bench trial, the Court found in favor of the remaining plaintiff on the claim for unlawful nonpayment of overtime compensation, and ordered that judgment on damages should enter in the amount of approximately $43,700, plus attorneys’ fees in the amount of approximately $87,000. We have appealed the judgment.
Four cases related to the Auchterlonie suit have been filed. We believe that we will prevail in each case, but if liability were to be assessed, the aggregate potential liability in all of these related cases could be material. Ana Marie Hoeppner et al. v. Wild Oats Markets, Inc. and Does 1 through 100, Superior Court, County of Los Angeles, is filed by six California plaintiffs arising from claimed misclassification as exempt employees. Jason Puerto, et al. v. Wild Oats Markets, Inc. and Does 1 through 100, is a suit brought by eight plaintiffs in October 2006 in the Superior Court, County of Los Angeles, with substantively similar claims as Hoeppner. A bench trial of each of the Hoeppner and Puerto cases is set to commence on January 28, 2008 before the judge who presided at the Auchterlonie trial. John Montagne, et al., v. Wild Oats Markets, Inc. and Does 1 through 100, is a suit filed in March 2007 in the Superior Court, County of Los Angeles, on behalf of 14 individuals, with substantively similar claims as Hoeppner. Kelvin Massie, Anne Ress-Lemay and Gary Liss, individually and on behalf of all other similarly situated and the California general public v. Wild Oats Markets, Inc. and Does 1 through 100, is a purported class action lawsuit filed in April 2007 in the Superior Court, County of Los Angeles, arising from claimed misclassification of certain exempt employees while such employees were in a training program. The purported class is small and any potential liability immaterial.

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
Item 1A. Risk Factors
This Item 1A should be read in conjunction with “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended December 30, 2006.
Failure to complete the proposed Merger could negatively affect us. Consummation of the Offer and the transactions contemplated in the Merger Agreement are subject to customary closing conditions, including the expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The consummation of the Offer is subject to certain conditions, including the tender of a majority of the Shares, and the approval of a majority of the shareholders if less than 90% of the Shares are tendered. There is no assurance that the Federal Trade Commission will approve the Merger, when or if the Merger Agreement and the Merger will be approved by our stockholders, and there is no assurance that the other conditions to the completion of the Merger will be satisfied. In connection with the Merger, we may be impacted by the following risks:
•	the current market price may reflect a market assumption that the Merger will occur, and a failure to complete the Merger could result in a decline in the market price of our common stock;

•	the occurrence of any event, change or other circumstances that could give rise to a termination of the Merger Agreement;

•
the outcome of any legal proceedings that may be instituted against us, members of our Board of Directors and others relating to the Merger including any settlement of such proceedings that may be subject to court approval;

•	the inability to complete the Merger due to the failure to obtain stockholder approval or the failure to satisfy other conditions to consummation of the Merger;

•	the failure of the Merger to close for any other reason;

•	our remedies against Whole Foods Market, Inc., the Purchaser and other affiliates with respect to certain breaches of the Merger Agreement may not be adequate to cover our damages;

•	the proposed transactions disrupt current business plans and operations;

•	the proposed Merger may create difficulties in attracting employees;

•	the number of days during which the Merger transaction is pending may create difficulties in retaining key employees;

•	the effect of the announcement of the Merger on our business relationships, operating results and business generally; and

•	the costs, fees, expenses and charges we have and may incur related to the Merger.
Except for the additional risks described above, there have been no other material changes in the risk factors provided in “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended December 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
The Company previously disclosed an amendment of the compensation arrangement with Samuel Martin, Senior Vice President, under Part II, Item 9(B) “Other Information” of its Annual Report on Form 10-K for fiscal year ended December 30, 2006. A portion of the compensation amendment related to relocation expenses was reduced to writing and is filed herewith as a material contract due to Mr. Martin’s position as senior executive officer of the Company. The disclosure made in the Annual Report on Form 10-K for the fiscal year ended December 30, 2006, is reprinted below.
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

Item 6. Exhibits

Exhibit Number	Description

2.1**	Agreement and Plan of Merger, dated as of February 21, 2007, by and among Whole Foods Market, Inc., WFMI Merger Co., and Wild Oats Markets, Inc. (1)
4.1**	Amendment No. 3 to Rights Agreement, dated as of February 21, 2007, between Wild Oats Markets, Inc. and Wells Fargo, N.A., as successor in interest to Norwest Bank Minneapolis, N.A., as rights agent. (1)
10.1**	Tender and Support Agreement, dated as of February 21, 2007, by and among Whole Foods Market, Inc., WFMI Merger Co., Wild Oats Markets, Inc., Yucaipa American Alliance Fund I, L.P., and Yucaipa American Alliance (Parallel) Fund I, L.P. (1)
10.2#**	Incentive Bonus Agreement between Wild Oats Markets, Inc. and Gregory Mays, dated February 20, 2007. (2)
10.3#+	Memorandum dated March 7, 2007, confirming amendment to the relocation expenses portion of the Employment Agreement between Samuel M. Martin and Registrant.
31.1+	CEO Certification under Section 302 of Sarbanes-Oxley Act of 2002
31.2+	CFO Certification under Section 302 of Sarbanes-Oxley Act of 2002
32.1+	CEO Certification under Section 906 of Sarbanes-Oxley Act of 2002
32.2+	CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002

#	Management Compensation Plan.

**	Previously filed.

+	Included herewith.

(1)	Incorporated by reference from the Registrant’s Form 8-K dated February 22, 2007 (File No. 0-21577).

(2)	Incorporated by reference from the Registrant’s Form 8-K dated February 26, 2007 (File No. 0-21577).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, County of Boulder, State of Colorado, on the 9th day of May, 2007.

Wild Oats Markets, Inc. (Registrant)
By:	/s/ Gregory Mays
Gregory Mays
Interim Chief Financial Officer (Principal Financial and Accounting Officer)