Form 10-Q
period 2007-06-30
WILD OATS MARKETS INC
filed 2007-08-09
CIK 909990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.
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
     Yes ☐       No ☑
As of July 27, 2007, there were 29,926,251 shares outstanding of the registrant’s common stock (par value $0.001 per share).

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WILD OATS MARKETS, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2007	December 30, 2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$30,830	$40,420
Short-term investments	7,250	13,675
Inventories (net of reserves of $1,113 and $1,032, respectively)	73,114	67,753
Accounts receivable (net of allowance for doubtful accounts of $155 and $288, respectively)	3,319	7,581
Prepaid expenses and other current assets	8,956	10,204

Total current assets	123,469	139,633

Property and equipment, net	199,543	192,061
Goodwill, net	105,124	105,124
Other intangible assets, net	4,702	4,810
Deposits and other assets	4,927	4,831
Deferred tax asset, net	196	179

	$437,961	$446,638

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$59,780	$57,147
Book overdraft	21,609	29,888
Accrued liabilities	58,448	64,470
Current portion of debt, capital leases and financing obligations	414	573

Total current liabilities	140,251	152,078

Long-term debt, capital leases and financing obligations	147,512	147,662
Other long-term obligations	37,546	38,302

	325,309	338,042

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized, 32,577,922 and 32,454,554 shares issued; and 29,915,902 and 29,795,291 shares outstanding, respectively	32	32
Treasury stock, at cost: 2,662,020 and 2,659,263 shares, respectively	(37,223)	(37,181)
Additional paid-in capital	243,687	242,322
Accumulated deficit	(96,161)	(97,912)
Accumulated other comprehensive income	2,317	1,335

Total stockholders’ equity	112,652	108,596

	$437,961	$446,638

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts) (unaudited)

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Sales	$311,779	$296,561	$621,721	$594,918
Cost of goods sold and occupancy costs	212,472	201,478	423,248	402,775

Gross profit	99,307	95,083	198,473	192,143
Operating expenses:
Direct store expenses	72,863	69,928	145,941	139,749
Depreciation and amortization	6,965	6,370	13,681	13,057
Selling, general and administrative expenses	16,407	11,367	30,429	24,345
Loss on disposal of assets, net	263	77	282	167
Pre-opening expenses	529	792	1,226	2,251
Restructuring and asset impairment charges, net	372	295	1,829	1,965

Income from operations	1,908	6,254	5,085	10,609
Interest income	399	699	950	1,288
Interest expense	(1,777)	(1,836)	(3,617)	(3,690)

Income before income taxes	530	5,117	2,418	8,207
Income tax expense	403	247	667	452

Net income	$127	$4,870	$1,751	$7,755

Net earnings per common share:
Basic	$0.00	$0.17	$0.06	$0.27
Diluted	$0.00	$0.16	$0.06	$0.26

Weighted-average common shares outstanding, basic	30,058	29,236	30,031	29,115
Dilutive effect of stock options and restricted stock units	351	730	349	829

Weighted-average common shares outstanding, assuming dilution	30,409	29,966	30,380	29,944

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands) (unaudited)

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Net income	$127	$4,870	$1,751	$7,755

Other comprehensive income:

Foreign currency translation adjustments	884	526	982	481

Unrealized gain (loss) on available-for-sale securities	—	—	—	(3)

Other comprehensive income	884	526	982	478

Comprehensive income	$1,011	$5,396	$2,733	$8,233

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.
Consolidated Statements of Cash Flows
(in thousands) (unaudited)

	SIX MONTHS ENDED
	June 30,	July 1,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,751	$7,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,681	13,057
(Gain) loss on disposal of property and equipment	(71)	187
Restructuring and asset impairment charges, net	1,829	1,965
Interest on related party receivable	—	(88)
Stock-based compensation	982	1,289
Accretion of debt issuance costs	312	312
Change in assets and liabilities:
Inventories, net	(5,189)	(5,992)
Receivables, net, and other assets	4,865	(1,513)
Accounts payable	1,070	3,562
Accrued liabilities and other liabilities	(9,016)	496

Net cash provided by operating activities	10,214	21,030

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,768)	(15,059)
Purchase of short-term investments	(61,175)	(71,830)
Proceeds from sale of short-term investments	67,600	59,249
Proceeds from sale of property and equipment	362	16
Insurance proceeds from casualty losses	225	—

Net cash used in investing activities	(12,756)	(27,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in book overdraft	(8,279)	1,857
Repayments on notes payable, long-term debt and capital leases	(309)	(261)
Proceeds from issuance of common stock, net	1,009	9,079
Purchase of treasury stock	(42)	(43)

Net cash (used in) provided by financing activities	(7,621)	10,632

Effect of exchange rate changes on cash	573	332

Net (decrease) increase in cash and cash equivalents	(9,590)	4,370
Cash and cash equivalents at beginning of period	40,420	35,250

Cash and cash equivalents at end of period	$30,830	$39,620

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired through capital lease	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

WILD OATS MARKETS, INC.
Notes to Consolidated Financial Statements
(unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with United States generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission’s (“SEC”) rules and regulations. In the opinion of the Company, all adjustments necessary to present fairly the financial position at June 30, 2007 and results of operations and cash flows for all periods presented have been made. The consolidated balance sheet at December 30, 2006 has been derived from the audited financial statements at that date.
These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K as filed with the SEC. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures of contingent assets and liabilities. Examples include accounting for self-insurance reserves, stock-based compensation, restructuring charges and store closing costs, asset impairment charges, goodwill, inventory valuation, and contingencies. Actual results may differ from these estimates. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results to be expected for any subsequent quarter or for the entire fiscal year ending December 29, 2007.
The unaudited information included in the consolidated financial statements for the three and six months ended June 30, 2007 and July 1, 2006 includes the results of operations of the Company for the 13 and 26 weeks then ended.
Pending Tender Offer and Merger. On February 21, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Whole Foods Market, Inc. (“Parent” or “WFM”) and WFMI Merger Co., a wholly-owned subsidiary of Parent (“Purchaser”). Subject to the terms and conditions of the Merger Agreement, on February 27, 2007, Purchaser commenced a tender offer (the “Offer”) to purchase all of the Company’s outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), including the associated preferred stock purchase rights (the “Rights”), issued pursuant to the Rights Agreement, dated as of May 22, 1998, as amended (the “Rights Agreement”), between the Company and Wells Fargo Bank, N.A., as successor in interest to Norwest Bank Minneapolis, N.A., as rights agent (such Common Stock, together with the associated Rights, the “Shares”), at a purchase price of $18.50 per Share in cash (the “Offer Price”). The Offer is currently scheduled to expire on August 10, 2007, and may be extended on one or more occasions by WFM, but may not be extended beyond August 31, 2007 (the “Outside Date”) without the Company’s consent. Following the purchase of Shares pursuant to the Offer, or a termination of the Offer, and subject to stockholder approval if WFM and its affiliates own less than 90% of the Shares, Purchaser will be merged (the “Merger”) with and into the Company, with each outstanding Share being converted into the right to receive the Offer Price in cash, and the Company will survive the Merger as a wholly-owned subsidiary of Parent.
Consummation of the Offer and the Merger are subject to customary closing conditions, including, in the case of the Offer, the tender of a majority of the Shares. The Offer and the Merger are also subject to U.S. antitrust laws. The Company and WFM separately filed the required notifications under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”) with the Antitrust Division of the Justice Department and with the Federal Trade Commission (“FTC”). On March 13, 2007, the FTC issued a request for documentary materials and information, which is commonly known as a “second request”. On June 7, 2007, the FTC filed suit in federal district court challenging the Merger on antitrust grounds and seeking a temporary restraining order and preliminary injunction to block the Merger. The Company and WFM consented to the temporary restraining order pending the hearing of the preliminary injunction, which was conducted on July 31 and August 1, 2007. As of the date of this filing, no decision has been rendered.

On June 27, 2007, the FTC filed an administrative complaint asserting the same substantive issues contained in its complaint filed in the federal district court and a hearing before an administrative law judge has been scheduled for September 27, 2007. If the federal district court denies the motion for a preliminary injunction and the Offer and Merger are allowed to proceed, then the FTC could still pursue this hearing to seek relief against WFM that might include, but is not limited to, a prohibition against combination in certain markets or a divestiture by WFM of certain assets of the Company. If, on the other hand, the federal district court grants the motion for a preliminary injunction, then either party might seek to terminate the Merger Agreement after the Outside Date and, upon any such termination, this hearing would likely be cancelled.
Under a Tender and Support Agreement, dated as of February 21, 2007 (the “Tender Agreement”), among the Company, Parent, Purchaser, Yucaipa American Alliance Fund I, L.P. (“YAAF”), and Yucaipa American Alliance (Parallel) Fund I, L.P. (“YAAF Parallel” and together with YAAF, “Yucaipa”), Yucaipa has committed to accept the Offer and to tender all Shares beneficially owned by it, which represent approximately 18% of the Company’s total outstanding Shares. Yucaipa has also committed to vote its Shares in favor of the Merger.
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
Reclassifications. Certain prior period information has been reclassified to conform to the current year presentation. This includes a reclassification of the Company’s 2006 results of operations to classify depreciation and amortization separately as its own line item. For the three and six months ended July 1, 2006, approximately $6.4 million and $13.1 million, respectively, were reclassified to Depreciation and Amortization; $5.4 million and $11.1 million, respectively, were reclassified from Cost of Goods Sold and Occupancy Costs, $11,000 and $23,000, respectively, were reclassified from Direct Store Expenses, and $961,000 and $1.9 million, respectively, were reclassified from Selling, General and Administrative expenses.
2. New Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact SFAS No. 159 may have on its financial position.
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
4. Stock-Based Compensation
The following summary presents the impact of recording stock-based compensation on the Company’s consolidated results of operations for the three and six months ended June 30, 2007 and July 1, 2006 (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Cost of goods sold and occupancy costs	$1	$1	$2	$5
Direct store expenses	33	22	59	116
Selling, general and administrative expenses	384	488	921	1,168

Total stock-based compensation expense	$418	$511	$982	$1,289

At June 30, 2007, the Company had four stock-based compensation plans: the 2001 Non-Officer/Non-Director Equity Incentive Plan (“2001 Plan”), the 2006 Equity Incentive Plan (“2006 Plan”), and two individual nonqualified stock option plans. In addition, the 1996 Equity Incentive Plan (“1996 Plan”), which expired in June of 2006, provided for the grant of incentive stock options to employees (including officers and employee-directors) and nonqualified stock options, restricted stock, restricted stock units (“RSUs”) and stock bonuses to employees, directors and consultants. Under the 1996 Plan, there are still outstanding nonvested options that will continue to affect the Company’s stock-based compensation expense. The 2001 Plan provides for the grant of nonqualified stock options to employees of the Company who are not officers or directors. The 2006 Plan provides for the grant of stock options, restricted stock, RSUs, stock appreciation rights (“SARs”), stock-based and cash-based performance awards and stock bonuses to employees, directors and consultants. The individual stock option plans were created during 2006 as inducements to certain executives to accept offers of employment with the Company. For all stock-based compensation plans except the 2006 Plan, the exercise price of the options is determined by the Board of Directors, provided that the exercise price for an incentive stock option cannot be less than 100% of the fair market value of the common stock on the grant date and the exercise price for a nonqualified stock option cannot be less than 85% of the fair market value of the common stock on the grant date. For the 2006 Plan, the exercise price of the options is the price per share of common stock as of the close of market on the day prior to date the option is granted. The outstanding options for all four plans generally vest over a period of four years and generally expire 10 years from the grant date. The estimated fair value of the Company’s stock-based awards, less estimated forfeitures, is amortized over the awards’ expected life on a straight-line basis.
For all of the Company’s stock-based compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and expected life. Expected volatilities utilized in the model are based on the historical volatility of the Company’s stock price. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. The expected life of the fiscal 2007 grants is derived from historical information and other factors. The following summary presents the weighted-average assumptions used for grants issued in the six months ended fiscal 2007 and fiscal 2006:

	SIX MONTHS ENDED
	June 30, 2007	July 1, 2006

Estimated dividends	None	None
Expected volatility	47%	55% - 56%
Risk-free interest rate	4.76%	4.34% - 4.98%
Expected life (years)	4.0	4.0
Weighted-average fair value per share	$6.49	$6.27

The following summary presents information regarding outstanding stock options as of June 30, 2007 and changes during the six months then ended with regard to options under the Plans:

		Weighted-
	Number of	Average Exercise
	Options	Price

Outstanding as of December 30, 2006	1,597,960	$12.35
Granted	37,500	$15.40
Forfeited	(190,340)	$13.17
Expired	(18,268)	$13.63
Exercised	(90,802)	$9.69

Outstanding as of June 30, 2007	1,336,050	$12.49

Exercisable as of June 30, 2007	967,337	$11.72

As of June 30, 2007, the total unrecorded deferred stock-based compensation balance for nonvested shares, net of expected forfeitures, was $2.4 million which is expected to be amortized over a weighted-average period of 1.3 years.
5. Property and Equipment
Property, plant and equipment are recorded at cost and consist of the following (in thousands):

	June 30, 2007	December 30, 2006

Machinery and equipment	$160,253	$150,005
Buildings and leasehold improvements	183,693	167,276
Construction in progress	23,928	31,740

	367,874	349,021
Less: accumulated depreciation	(168,331)	(156,960)

Property and equipment, net	$199,543	$192,061

Depreciation expense was $6.9 million and $6.3 million for the three months ended June 30, 2007 and July 1, 2006, respectively, and $13.5 million and $12.9 million for the six months ended June 30, 2007 and July 1, 2006, respectively.
6. Debt
Contingent convertible senior debentures. In June 2004, the Company issued $115.0 million aggregate principal amount of its 3.25% Convertible Senior Debentures due May 15, 2034 in a private placement for total proceeds of $115.2 million. The debentures bear regular interest at the annual rate of 3.25%, payable semiannually on May 15 and November 15 of each year until May 15, 2011, after which date, no regular interest will be due. Commencing May 20, 2011 and ending November 14, 2011, and for any six-month period thereafter, contingent interest will be due and payable in the amount of 0.25% of the average trading price of the debentures during a specified period, if the average trading price of the debentures equals or exceeds 125% of the principal amount of the debentures. Refer to Note 8 – Earnings Per Share for the potentially dilutive impact of the convertible debentures on future periods.
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
Credit facility. On March 31, 2005, the Company entered into a five-year revolving secured credit facility with Bank of America, N.A. (the “B of A Facility”). Concurrent with the execution of the B of A Facility, the Company terminated its existing $95.0 million credit facility (the “Wells Facility”) with Wells Fargo Bank N.A. as administrative agent. The B of A Facility allows borrowings and letters of credit up to a maximum of $40.0 million, with an option to increase borrowings up to $100.0 million, subject to a borrowing base determined by the value of certain inventory, credit card receivables, invested cash and, at the Company’s discretion, mortgaged leaseholds. The B of A Facility is secured by certain assets including, but not limited to, cash, inventory and fixed assets. Borrowings under the B of A Facility bear interest, at the Company’s election, at the prime rate or at London Interbank Offering Rate (“LIBOR”) plus a margin ranging from 1.00% to 1.50%, depending on the excess borrowing availability over amounts borrowed. Interest rates are determined quarterly. The Company is charged a commitment fee on the unused portion of the B of A Facility. There are no financial covenants, other than the obligation to maintain a certain percentage of minimum excess availability (as defined in the agreement) at all times. The B of A Facility requires compliance on a monthly basis with certain non-financial covenants, including limitations on incurring additional indebtedness and making investments, the use and disposition of collateral, changes of control, as well as cash management provisions. In conjunction with the debt refinancing, the Company wrote off approximately $559,000 related to the remaining unamortized debt issuance cost from the Wells Facility. As of June 30, 2007, the Company has approximately $183,000 of capitalized debt issuance costs remaining to be amortized over the life of the agreement using the effective interest method. As of June 30, 2007, the Company had letters of credit outstanding totaling $15.6 million which reduce the Company’s borrowing availability to approximately $24.4 million.

7. Derivatives and Hedging Activities
The Company does not have any derivative financial instruments as of June 30, 2007 that meet the criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
8. Earnings Per Share
Earnings per share are calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share (“SFAS No. 128”). SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, except where the effect of their inclusion would be anti-dilutive. Anti-dilutive stock options of 229,590 and 154,479 for the three months ended June 30, 2007 and July 1, 2006, respectively, and 282,066 and 202,406 for the six months ended June 30, 2007 and July 1, 2007, respectively, were not included in the diluted earnings per share calculations.
The Emerging Issues Task Force of the FASB concluded in Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share that contingently convertible debt should be included in diluted earnings per share computations using the if-converted method regardless of whether any of the conversion contingencies have been met. During the second quarter of 2005, the Company irrevocably elected to satisfy 100% of the principal amount of the debentures in cash to be converted on or after July 1, 2005. The Company maintains the right to satisfy the remainder of the conversion obligation to the extent it exceeds the principal amount in cash or common stock or any combination of cash and common stock. In calculating diluted earnings per share for the three and six months ending June 30, 2007, no shares related to the debentures conversion have been included as the effect would have been anti-dilutive.
9. Goodwill and Intangible Assets
During the first six months of fiscal 2007, and all of fiscal 2006, no goodwill was recorded as a result of acquisitions, the Company concluded goodwill was not impaired, and no other changes in the carrying amount of goodwill occurred.
Other intangible assets consist of the following (in thousands):

	June 30,	December 30,
	2007	2006

Leasehold interests	$6,598	$6,598
Less accumulated amortization	(2,240)	(2,093)

Leasehold interests, net	4,358	4,505
Liquor licenses (indefinite lived)	344	305

Other intangible assets, net	$4,702	$4,810

Amortization expense related to finite lived intangible assets was $74,000 and $89,000 for the three months ended June 30, 2007 and July 1, 2006, respectively, and $148,000 and $179,000 for the six months ended June 30, 2007 and July 1, 2006, respectively. The estimated amortization of finite lived intangible assets for the remainder of 2007 and each of the fiscal years through 2012 is as follows (in thousands):

FISCAL	AMORTIZATION
YEAR	EXPENSE

Remainder of 2007	$147
2008	$295
2009	$295
2010	$295
2011	$290
2012	$290
10. Restructuring and Asset Impairment Charges
During the second quarter of fiscal 2007, the Company recorded restructuring and asset impairment charges of $372,000 consisting of the following components (in thousands):

Change in estimate related to lease-related liabilities for sites previously closed	$(5)
Accretion expense on lease-related liabilities	361
Severance for employees notified of termination	(14)
Asset impairment charges	30

Total restructuring and asset impairment charges	$372

Details of the significant components are as follows:
•
Changes in estimate related to lease-related liabilities for sites previously closed ($5,000 of restructuring income) - During the second quarter of fiscal 2007, due to changes in facts and circumstances, the Company adjusted an estimate for a location that was accrued during a previous period.

•
Accretion expense on lease-related liabilties ($361,000 of restructuring expense) - During the second quarter, the Company accrued accretion expense on reserves for lease-related liabilities that were calculated using the net present value of the minimum lease payments (net of sublease income).

•
Severance for employees notified of termination ($14,000 of restructuring income) - During the second quarter of 2007, the Company reversed existing accruals for severance not taken from previous store closings. In addition, 40 employees were notified of their involuntary termination in connection with the sale, related to the expiration of the lease, of one store in New Jersey. Approximately $72,000 in severance expense related to the New Jersey store was reclassified to the loss on the sale of assets. During the three months ended June 30, 2007, $320,000 in benefits were paid to employees that were terminated during the fourth quarter of 2006 and the second quarter of 2007.

•
Asset impairment charges ($30,000 of restructuring expense) – During the second quarter, management wrote off $30,000 for the net book value of assets related to sites identified for future store locations that were subsequently determined unsuitable.

During the second quarter of 2007, there were no asset impairment charges in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In determining whether an impairment exists, the Company estimates the store’s future cash flows on an undiscounted basis, and if the cash flows are not sufficient to recover the carrying value, then the Company uses a discounted cash flow based on a risk-adjusted discount rate, to adjust its carrying value of the assets, and records a provision for impairment as appropriate. The Company continually re-evaluates its stores’ performance to monitor the carrying value of its long- lived assets in comparison to projected cash flows. The Company also continually evaluates the viability of future locations and their ability to reach projected cash flows compared to actual invested costs.

During the six months ended June 30, 2007, the Company recorded restructuring and asset impairment charges of $1.8 million consisting of the following components (in thousands):

Change in estimate related to lease-related liabilities for sites previously closed	$(97)
Lease-related liabilities for the six months ended	304
Accretion expense on lease-related liabilities	823
Severance for employees terminated during the six months ended June 30, 2007	363
Asset impairment charges	436

Total restructuring and asset impairment charges	$1,829

Details of the significant components are as follows:
•
Changes in estimate related to lease-related liabilities for sites previously closed ($97,000 of restructuring income) – For the six months ended June 30, 2007, due to changes in facts and circumstances, the Company adjusted estimates for two store locations that were accrued during previous periods.

•
Lease-related liability for a site identified for a future store ($304,000 of restructuring expense) – For the six months ended June 30, 2007, the Company determined that a future store location was no longer suitable and recorded an accrual for the net present value of the future expected minimum lease payments.

•
Accretion expense on lease-related liabilties ($823,000 of restructuring expense) – For the six months ended June 30, 2007, the Company accrued accretion expense on reserves for lease-related liabilities that were calculated using the net present value of the minimum lease payments (net of sublease income).

•
Severance for employees notified of termination in the first six months of fiscal 2007 ($363,000 of restructuring expense) – For the six months ended June 30, 2007, 68 employees were notified of their involuntary termination in connection with a reorganization of the Company’s Home Office and regional functions and the sale, related to the expiration of the lease, of one store in New Jersey. Approximately $72,000 of severance expense related to the New Jersey store was reclassified to the loss on the sale of assets. During the six months ended June 30, 2007, $1.0 million in benefits were paid to employees that were terminated during the fourth quarter of 2006 and the first six months of 2007.

•
Asset impairment charges ($436,000 of restructuring expense) – For the six months ended June 30, 2007, management wrote off $436,000 for the net book value of assets related to sites identified for future store locations that were subsequently determined unsuitable.

The Company incurred charges for accelerated depreciation related to planned store closures of $44,000 and $34,000 for the three months ended June 30, 2007 and July 1, 2006, respectively, and $112,000 and $86,000 for the six months ended June 30, 2007 and July 1, 2006, respectively. These costs are included in the “Depreciation and amortization” line of the Consolidated Statements of Operations.

The following table summarizes accruals related to the Company’s restructuring charges (in thousands):

	2003 and					1st Qtr	2nd Qtr
EXIT PLANS	Prior	2004		2005	2006	2007	2007		Total
Balance at
December 31, 2005:	$5,949	$287		$1,183	$—	$—	$—		$7,419

Severance expense	—	—		—	809	—	—		809
Lease-related expense	54	—		724	11,811	—	—		12,589

Cash paid:
Severance	—	—		—	(449)	—	—		(449)
Lease-related liabilities	(1,147)	—		(824)	(1,195)	—	—		(3,166)

Provision adjustments	20	(7)		—	936	—	—		949

Balance at
December 30, 2006:	$4,876	$280		$1,083	$11,912	$—	$—		$18,151

Severance expense	—	—		—	317	60	—		377
Lease-related expense	99	—		20	251	304	—		674

Cash paid:
Severance	—	—		—	(666)	(58)	—		(724)
Lease-related liabilities	(207)	—		(178)	(1,030)	—	—		(1,415)

Provision adjustments	—	—		—	530	(2)	—		528

Balance at
March 31, 2007:	$4,768	$280		$925	$11,314	$304	$—		$17,591

Severance expense	—	—		—	(17)	—	3		(14)
Lease-related expense	101	—		17	243	(5)	—		356

Cash paid:
Severance	—	—		—	(249)	—	(71)		(320)
Lease-related liabilities	(608)	—		(177)	(1,026)	—	—		(1,811)

Provision adjustments	—	—		—	—	5	72		77

Balance at
June 30, 2007:	$4,261 (1)	$280	(1)	$765 (1)	$10,265 (1)	$304 (1)	$4	(2)	$15,879

(1)	The restructuring accrual balance consists of lease-related liabilities.

(2)	The restructuring accrual balance consists of lease-related liabilities and $4 for employee termination benefits.
As of June 30, 2007, the Company’s restructuring balances consist of $6.0 million in accrued liabilities and other long-term obligations of $9.9 million.
11. Income Taxes
On December 31, 2006, the first day of the first quarter of fiscal 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN No. 48”). As a result of the implementation of FIN No. 48, the Company recorded a $4.0 million decrease in the gross deferred tax assets. The Company did not record any cumulative adjustment to the opening balance of retained earnings and paid-in-capital on December 31, 2006, as no additional net liability for unrecognized tax positions were identified as of that date. The total amount of unrecognized tax benefits as of June 30, 2007, was $4.0 million. The Company is in discussions with certain state taxing authorities on several open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next fiscal year. An estimate of the range of the possible change cannot be made.

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
12. Related Party Transactions
Perry D. Odak. The Company and Perry D. Odak, the Company’s former Chief Executive Officer and President entered into an employment agreement, dated March 6, 2001 (the “Odak Agreement”). The Odak Agreement, as amended May 10, 2005, provided for the payment of a $9.2 million supplemental bonus in the event of Mr. Odak’s death or disability, as defined in the Odak Employment Agreement, while employed by the Company, and for payment of a bonus of approximately $1.6 million: (i) in the event Mr. Odak terminated his employment for “Good Reason”, as defined in the Odak Employment Agreement, or (ii) in the event Mr. Odak was terminated without “Cause”, as defined in the Odak Employment Agreement. The Company acquired an insurance policy for the benefit of the Company to cover Mr. Odak’s death or disability in the approximate amount of the supplemental bonus.
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
On June 16, 2006, and again on August 14, 2006, the Company and Mr. Odak entered into two consecutive amendments to the Employment Agreement, the Fifth Amendment and the Sixth Amendment, to extend the period during which a notice of non-renewal could be given under the Odak Employment Agreement, which continued on a year-to-year basis after expiration of the initial five year term in March 2006. With respect to the existing one-year term, the amendments changed the dates within which the Company must provide to Mr. Odak notice of non-renewal of the Employment Agreement to not later than, with reference to the Fifth Amendment, August 15, 2006, and with reference to the Sixth Amendment, October 16, 2006 (such extension periods being referred to as the “Extended Notice Period”). The deadline for notice of non-renewal of the Employment Agreement for all years after March 19, 2007 remained unchanged by the amendments. The amendments also provided that Mr. Odak may terminate his employment with the Company for Good Reason if (a) the Company, in bad faith, fails to engage in negotiations regarding a new employment agreement or modifications to the Employment Agreement during the Extended Notice Period or (b) during the Extended Notice Period, the Company provides Mr. Odak with a notice of non-renewal of the Employment Agreement prior to, with reference to the Fifth Amendment, August 14, 2006, or with reference to the Sixth Amendment, October 13, 2006.
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

Pursuant to the Severance Agreement, in exchange for mutual general releases of any claims by the Company or Mr. Odak against each other and a non-competition covenant from Mr. Odak through October 2009, Mr. Odak will receive continuation of his current base salary for a period of thirty-six months, valued at approximately $1,534,000, in addition to a payment valued at approximately $1,978,000 in recognition of the increased profitability of the Company and in light of the termination of the Company’s obligations under the Employment Agreement. Mr. Odak will also continue to receive both medical and group life insurance benefits for thirty-six months. He will also maintain the use of the automobile currently provided by the Company for the balance of the term remaining on its lease ending June 16, 2009. The Company has valued the medical and group life insurance benefits at approximately $33,000, and the use of the automobile through the remainder of the lease has been valued at approximately $48,000. Approximately $3.6 million related to the above amounts payable to Mr. Odak were accrued by the Company in 2006. The Company also accelerated the vesting of 4,167 shares of restricted stock granted to Mr. Odak for his performance in 2006 that were scheduled to vest in February of 2007. The Company expensed an additional $45,000 related to the accelerated vesting of the restricted stock during 2006.
Other. Mark A. Retzloff was a member of the Company’s Board of Directors and sat on its Real Estate Committee until the expiration of his term as director at the Company’s Annual Meeting of Shareholders on May 3, 2006. As a result of Mr. Retzloff’s position as Chief Organic Officer of Aurora Organic Dairy, a vendor that derives 6% of its total revenues from sales of organic milk to the Company under the Company’s private label brand, the Company considered the organic milk transactions to include a related party relationship until Mr. Retzloff’s term as a director expired on May 3, 2006. Stacey J. Bell, a current member of the Company’s Board of Directors, is an employee of Ideasphere, Inc., which sells vitamins and supplements to the Company. Total purchases from these vendors for the three months ended June 30, 2007 and July 1, 2006 were $295,000 and $1.1 million, respectively, and $684,000 and $2.1 million, for the six months ended June 30, 2007 and July 1, 2006, respectively. A majority of these purchases are made primarily through the Company’s primary distributor, UNFI and are therefore indirect in nature. These costs are all for inventory and the related cost of goods sold. As of June 30, 2007 and July 1, 2006, amounts owed to these vendors were $17,000 and $175,000, respectively. Gregory Mays, the Chairman of the Board of Directors and interim CEO, is also on the Board of Directors for Pathmark Stores, Inc. which began carrying Wild Oats corporate branded products during the fourth quarter of 2006. Total sales to Pathmark Stores during the three months ended June 30, 2007 and July 1, 2006 were $552,000 and $0, respectively, and $1.9 million and $0, for the six months ended June 30, 2007 and July 1, 2006, respectively.
13. Contingencies
Federal Trade Commission, v. Whole Foods Market, Inc. and Wild Oats Markets, Inc., U.S. District Court for the District of Columbia, is a suit instituted by the Federal Trade Commission (“FTC”) for injunctive relief to prevent the consummation of the Merger between the Company and WFM until such time as the FTC determines, through a hearing before the FTC scheduled for September 27, 2007, the legality of the proposed Merger. In the Matter of Whole Foods Market, Inc. and Wild Oats Markets, Inc. is the related administrative complaint filed before the Federal Trade Commission, seeking a determination of the legality of the proposed Merger under Section 7 of the Clayton Act, 15 U.S.C. section 18, and Section 5 of the Federal Trade Commission Act, 15 U.S.C. section 45. A hearing has been set for September 27, 2007. The FTC seeks relief that includes, but is not limited to, divestiture by WFM of assets of the Company.
Tim Auchterlonie, individually and on behalf of all others similarly situated and the general public, and Roes 1 to 1000 vs. Wild Oats Markets, Inc. and Does 1 through 100, is a suit brought in August 2004 on behalf of six plaintiffs in Superior Court, County of Los Angeles, for payment of overtime and damages relating to alleged violations of the California Business and Professions Code by a former store director claiming that he should have been classified as an employee paid on an hourly basis, together with other related claims. The Company believes that all of the named plaintiffs were correctly classified as exempt employees based upon their job duties. The Company settled with four of the plaintiffs for an immaterial amount in the aggregate and one plaintiff withdrew his claims. The claims of one plaintiff went to trial, and after a bench trial, the Court found in favor of the remaining plaintiff on the claim for unlawful nonpayment of overtime compensation, and ordered that judgment on damages should enter in the amount of approximately $43,700, plus attorneys’ fees in the amount of approximately $87,000. The Company appealed the judgment and opening briefs are due in September, 2007. No hearing date has been set.

The Company has been served with four cases related to the Auchterlonie suit. The Company believes that it will prevail in each case, but if liability were to be assessed, the aggregate potential liability in all of these related cases could be material. Ana Marie Hoeppner et al. v. Wild Oats Markets, Inc. and Does 1 through 100, Superior Court, County of Los Angeles, was filed by six California plaintiffs arising from claimed misclassification as exempt employees. Jason Puerto, et al. v. Wild Oats Markets, Inc. and Does 1 through 100 is a suit brought by eight plaintiffs in October 2006 in Superior Court, County of Los Angeles, with substantively similar claims as Hoeppner. A bench trial of each of the Hoeppner and Puerto cases is set to commence on January 28, 2008 before the judge who presided at the Auchterlonie trial. John Montagne, et al., v. Wild Oats Markets, Inc. and Does 1 through 100 is a suit filed in March 2007 in Superior Court, County of Los Angeles, on behalf of 14 individuals, with substantively similar claims as Hoeppner. Kelvin Massie, Anne Ress-Lemay and Gary Liss, individually and on behalf of all other similarly situated and the California general public v. Wild Oats Markets, Inc. and Does 1 through 100 is a purported class action lawsuit filed in April 2007 in Superior Court, County of Los Angeles, arising from claimed misclassification of certain exempt employees while such employees were in a training program. The purported class is small and any potential liability immaterial. The Company is aware that one additional case has been filed on behalf of four plaintiffs, with similar allegations to those stated above, but such suit has not yet been served on the Company.
In October 2000, the Company was named as defendant in 3601 Group Inc. v. Wild Oats Northwest, Inc., Wild Oats, Inc. and Wild Oats Markets, Inc., a suit filed in Superior Court for King County, Washington, by a property owner who claims that Alfalfa’s Inc., our predecessor in interest, breached a lease in 1995 related to certain property in Seattle, Washington. After trial in fiscal 2002, a jury awarded $0 in damages to the plaintiffs, and the Company was subsequently awarded $190,000 in attorneys’ fees. The judgment was reversed on the plaintiff’s appeal and the matter was remanded to the trial court. After a jury trial in August 2006, judgment was entered against the Company in the amount of $823,000, inclusive of attorneys’ fees, costs and interest. The Company secured a bond in the full amount of judgment, together with estimated post-judgment interest, and has filed an appeal brief. No hearing has been set.
In March 2007, S/H Ahwatukee, LLC and YP Ahwatukee LLC v. Wild Oats Markets, Inc. was filed in Superior Court of Arizona, Maricopa County by the landlord of a closed Wild Oats store seeking damages, interest and fees related to the reimbursement for certain tenant improvement costs and brokerage fees incurred by the landlord in putting a subtenant in a portion of the closed store space. The Company disputes the amount and nature of certain of the damages sought.
In May 2007, the landlord of a store in St. Louis, Missouri filed 1861 Group v. Wild Oats Markets, Inc. in the Circuit Court for St. Louis County, alleging that the Company owes the landlord for damages incurred by the landlord in removing certain tenants from a shopping center in 2000 in anticipation of the Company’s expansion of its store. The Company believes the suit is without merit and any potential damages thereunder are immaterial.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report on Form 10-Q contains certain forward-looking statements regarding our future results of operations and performance. Important factors that could cause differences in results of operations or performance include, but are not limited to, risks and uncertainties related to the proposed Merger; the timing, execution and performance of new store openings, relocations and remodels; the timing and liability resulting from store closures; the amount of time before new stores become profitable; the timing and impact of promotional and advertising campaigns; the impact of competition; changes in merchandising strategies, product supply or suppliers; consumer concerns regarding safety of the food supply; changes in management information needs; changes in customer needs and expectations; governmental and regulatory actions; general industry or business trends or events; changes in economic or business conditions in general or affecting the natural foods industry in particular; and competition for and the availability of sites for new stores and potential acquisition candidates. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement Regarding Forward-Looking Statements.

Executive Summary
This Executive Summary section of Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a broad summary of the more specific and detailed information disclosed in other sections of this report. The context that it provides should be viewed as a supplement to, and read in conjunction with, the details contained elsewhere in this report.
We are one of the largest natural foods supermarket chains in North America. As of the date of this report, we operated 109 natural foods stores in 23 states and British Columbia, Canada. We operate in the retail grocery industry with two store formats: the natural foods supermarket format, under the Wild Oats Marketplace® name nationwide and the Capers Community Market® name in Canada; and the farmers market format, under the Henry’s Farmers Market® name in southern California and the Sun Harvest™ name in Texas. Both formats emphasize natural and organic products with a wide selection of products in a full-service environment. The formats share a core demographic customer profile and similar economic characteristics. We manage support services provided to the stores centrally from our Boulder, Colorado headquarters. All of our stores in the United States, regardless of format, purchase from the same primary distributor based on centralized negotiations, merchandising and marketing strategies. Our Riverside, California distribution center (“DC”) primarily supplies produce, private label groceries, bulk foods, and natural living items including vitamins, minerals, and supplements, and selected other items for the majority of our stores west of the Mississippi River. We continue to identify additional procurement opportunities to maximize efficiencies of the DC.
In 2007, we will continue to make investments in our stores and in our marketing and merchandising programs to attract new customers and to further strengthen the loyalty of our existing customers. The results of the quarter and year to date period illustrate the underlying strength in the business and demonstrate the success of several merchandising and marketing initiatives put into place early this year. The investments we have been making in the business to drive top-line growth are netting positive results, and we expect to continue to build sales and profitability improvements in this business. As of the end of the second quarter of fiscal 2007, we had 109 stores located in 23 states and Canada, as compared to 113 stores located in 24 states and Canada at the end of the second quarter of fiscal 2006.
On February 21, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Whole Foods Market, Inc. (“Parent” or “WFM”) and WFMI Merger Co., a wholly-owned subsidiary of Parent (“Purchaser”). Subject to the terms and conditions of the Merger Agreement, on February 27, 2007, Purchaser commenced a tender offer (the “Offer”) to purchase all of our outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), including the associated preferred stock purchase rights (the “Rights”), issued pursuant to the Rights Agreement, dated as of May 22, 1998, as amended (the “Rights Agreement”), between us and Wells Fargo Bank, N.A., as successor in interest to Norwest Bank Minneapolis, N.A., as rights agent (such Common Stock, together with the associated Rights, the “Shares”), at a purchase price of $18.50 per Share in cash (the “Offer Price”). The Offer is currently scheduled to expire on August 10, 2007, and may be extended on one or more occasions by WFM, but may not be extended beyond August 31, 2007 (the “Outside Date”) without the Company’s consent. Following the purchase of Shares pursuant to the Offer, or a termination of the Offer, and subject to stockholder approval if WFM and its affiliates own less than 90% of the Shares, Purchaser will be merged (the “Merger”) with and into us, with each outstanding Share being converted into the right to receive the Offer Price in cash, and we will survive the Merger as a wholly-owned subsidiary of Parent.
Consummation of the Offer and the Merger are subject to customary closing conditions, including, in the case of the Offer, the tender of a majority of the Shares. The Offer and the Merger are also subject to U.S. antitrust laws. The Company and WFM separately filed the required notifications under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”) with the Antitrust Division of the Justice Department and with the Federal Trade Commission (“FTC”). On March 13, 2007, the FTC issued a request for documentary materials and information, which is commonly known as a “second request”. On June 7, 2007, the FTC filed suit in federal district court challenging the Merger on antitrust grounds and seeking a temporary restraining order and preliminary injunction to block the Merger. The Company and WFM consented to the temporary restraining order pending the hearing of the preliminary injunction, which was conducted on July 31 and August 1, 2007. As of the date of this filing, no decision has been rendered.

On June 27, 2007, the FTC filed an administrative complaint asserting the same substantive issues contained in its complaint filed in the federal district court and a hearing before an administrative law judge has been scheduled for September 27, 2007. If the federal district court denies the motion for a preliminary injunction and the Offer and Merger are allowed to proceed, then the FTC could still pursue this hearing to seek relief against WFM that might include, but is not limited to, a prohibition against combination in certain markets or a divestiture by WFM of certain assets of the Company. If, on the other hand, the federal district court grants the motion for a preliminary injunction, then either party might seek to terminate the Merger Agreement after the Outside Date and, upon any such termination, this hearing would likely be cancelled.
Under a Tender and Support Agreement, dated as of February 21, 2007 (the “Tender Agreement”), among the Company, Parent, Purchaser, Yucaipa American Alliance Fund I, L.P. (“YAAF”), and Yucaipa American Alliance (Parallel) Fund I, L.P. (“YAAF Parallel” and together with YAAF, “Yucaipa”), Yucaipa has committed to accept the Offer and to tender all Shares beneficially owned by it, which represent approximately 18% of the Company’s total outstanding Shares. Yucaipa has also committed to vote its Shares in favor of the Merger.
Results of Operations
Our net income for the three and six months ended June 30, 2007 was $127,000 or $0.00 per diluted share, and $1.8 million or $0.06 per diluted share, respectively, compared with net income of $4.9 million or $0.16 per diluted share and $7.8 million or $0.26 per diluted share, in the same period in fiscal 2006. The following tables set forth, for the periods indicated, certain selected income statement data expressed as a percentage of sales and in dollars (in thousands – percentages may not add due to rounding):

	THREE MONTHS ENDED
	June 30, 2007		July 1, 2006
Sales	$311,779	100.0%	$296,561	100.0%
Cost of goods sold and occupancy costs	212,472	68.1%	201,478	67.9%

Gross profit	99,307	31.9%	95,083	32.1%
Direct store expenses	72,863	23.4%	69,928	23.6%
Depreciation and amortization	6,965	2.2%	6,370	2.1%
Selling, general and administrative expenses	16,407	5.3%	11,367	3.8%
Loss on disposal of assets, net	263	0.1%	77	0.0%
Pre-opening expenses	529	0.2%	792	0.3%
Restructuring and asset impairment charges, net	372	0.1%	295	0.1%

Income from operations	1,908	0.6%	6,254	2.1%

Interest income	399	0.1%	699	0.2%
Interest expense	(1,777)	(0.6)%	(1,836)	(0.6)%

Income before income taxes	530	0.2%	5,117	1.7%
Income tax expense	403	0.1%	247	0.1%

Net income	$127	0.0%	$4,870	1.6%

	SIX MONTHS ENDED
	June 30, 2007		July 1, 2006
Sales	$621,721	100.0%	$594,918	100.0%
Cost of goods sold and occupancy costs	423,248	68.1%	402,775	67.7%

Gross profit	198,473	31.9%	192,143	32.3%
Direct store expenses	145,941	23.5%	139,749	23.5%
Depreciation and amortization	13,681	2.2%	13,057	2.2%
Selling, general and administrative expenses	30,429	4.9%	24,345	4.1%
Loss on disposal of assets, net	282	0.0%	167	0.0%
Pre-opening expenses	1,226	0.2%	2,251	0.4%
Restructuring and asset impairment charges, net	1,829	0.3%	1,965	0.3%

Income from operations	5,085	0.8%	10,609	1.8%

Interest income	950	0.2%	1,288	0.2%
Interest expense	(3,617)	(0.6)%	(3,690)	(0.6)%

Income before income taxes	2,418	0.4%	8,207	1.4%
Income tax expense	667	0.1%	452	0.1%

Net income	$1,751	0.3%	$7,755	1.3%

Income Statement Analysis
Sales

			% Change
	June 30,	July 1,	2006 to
	2007	2006	2007
For the three months ended (in thousands):	$311,779	$296,561	5.1%
For the six months ended (in thousands):	$621,721	$594,918	4.5%
Sales for the three and six months ended June 30, 2007 increased 5.1% and 4.5%, respectively, as compared to the same periods in fiscal 2006. Comparable store sales increased 3.1% and 1.7% for the three and six months ended June 30, 2007, respectively, as compared to an increase of 1.3% and 2.7% in the same periods last year. Total square feet of open stores decreased 3.1% from the second quarter of 2006, as the second fiscal quarter 2007 ended with 2.52 million total square feet as compared to 2.60 million total square feet in the second fiscal quarter of 2006. The decrease in total square footage is due to the closure of eight stores in the fourth quarter of 2006 and the sale of one store during second quarter of 2007, which was related to an expired lease. We are experiencing sales growth in our existing store base as a result of our marketing and merchandising initiatives. In addition, sales of the Company’s corporate branded products to third parties have increased by approximately $3.0 million in the first six months of 2007 over the same period in fiscal 2006.
Gross profit

			% Change
	June 30,	July 1,	2006 to
	2007	2006	2007
For the three months ended (in thousands):	$99,307	$95,083	4.4%
As a percent of sales for the three months ended:	31.9%	32.1%	(0.2)%
For the six months ended (in thousands):	$198,473	$192,143	3.3%
As a percent of sales for the six months ended:	31.9%	32.3%	(0.4)%
Gross profit consists of sales less cost of goods sold and store occupancy costs. Occupancy costs include rent and utilities. As a percentage of sales, gross profit decreased to 31.9% for both the three and six months ended June 30, 2007, respectively, from 32.1% and 32.3% for the same periods in fiscal 2006. The decrease in gross margin relative to the same periods in the prior year can be attributed to increased occupancy costs related to the new store locations, more strategic promotional activities, and a product mix shift to higher sales in lower margin product categories.
Direct store expenses

			% Change
	June 30,	July 1,	2006 to
	2007	2006	2007
For the three months ended (in thousands):	$72,863	$69,928	4.2%
As a percent of sales for the three months ended:	23.4%	23.6%	(0.2)%
For the six months ended (in thousands):	$145,941	$139,749	4.4%
As a percent of sales for the six months ended:	23.5%	23.5%	0.0%
Direct store expenses include payroll, payroll taxes and benefits, marketing and advertising, regional store support services, store supplies and maintenance, and other store-specific costs. Direct store expenses for the quarter and year to date period ended June 30, 2007 were 23.4% and 23.5% of sales, respectively, compared to 23.6% and 23.5% for the same periods in 2006. Direct store expenses as a percent of sales decreased slightly in the second quarter of 2007 as a result of leveraging higher inventory service costs and an upgrade in stores’ information technology systems against increased sales. Further, beginning in the first quarter of 2007, in order to better support our stores, we increased the regional presence of management. This increase in cost was slightly offset by savings in the self funded insurance areas of employee health plans and workers compensation.

Depreciation and amortization expense

			% Change
	June 30,	July 1,	2006 to
	2007	2006	2007
For the three months ended (in thousands):	$6,965	$6,370	9.3%
As a percent of sales for the three months ended:	2.2%	2.1%	0.1%
For the six months ended (in thousands):	$13,681	$13,057	4.8%
As a percent of sales for the six months ended:	2.2%	2.2%	0.0%
Depreciation and amortization expense for the quarter and year to date period ended June 30, 2007 remained relatively constant at approximately 2.2% of sales, compared to 2.1% and 2.2% for the same periods in the prior year.
Selling, general and administrative expenses

			% Change
	June 30,	July 1,	2006 to
	2007	2006	2007
For the three months ended (in thousands):	$16,407	$11,367	44.3%
As a percent of sales for the three months ended:	5.3%	3.8%	1.5%
For the six months ended (in thousands):	$30,429	$24,345	25.0%
As a percent of sales for the six months ended:	4.9%	4.1%	0.8%
Selling, general and administrative (“SG&A”) expenses include corporate administrative support services and purchasing. SG&A expenses for the three and six months ended June 30, 2007 were 5.3% of sales and 4.9% of sales, respectively, which is an increase over prior year. SG&A expenses in the three and six months ended June 30, 2007 were higher as a percentage of sales due to transaction costs related to the pending Merger. These expenses totaled $6.5 million and $10.0 million during the three and six months ended June 30, 2007. Excluding the transaction costs, SG&A expenses were 3.2% of sales and 3.3% of sales, a decrease of 0.6% and 0.8%, respectively, due to improved operating efficiency and expense management.
Pre-opening expenses

			% Change
	June 30,	July 1,	2006 to
	2007	2006	2007
For the three months ended (in thousands):	$529	$792	(33.2)%
As a percent of sales for the three months ended:	0.2%	0.3%	(0.1)%
For the six months ended (in thousands):	$1,226	$2,251	(45.5)%
As a percent of sales for the six months ended:	0.2%	0.4%	(0.2)%
Pre-opening expenses include labor, rent, advertising, utilities, training, supplies and certain other costs incurred prior to a store’s opening. Pre-opening expenses for the second quarter and year to date period ended June 30, 2007 decreased to $529,000 and $1.2 million, respectively, from $792,000 and $2.3 million during the same periods in fiscal 2006. The decrease is attributable to fewer planned new store openings, partially offset by increased costs to enter new market areas.
In the first six months of fiscal 2007, we opened a new Wild Oats Marketplace in Naples, Florida compared to two new stores opened in the same period in fiscal 2006.

Loss on disposal of assets, net

			% Change
	June 30,	July 1,	2006 to
	2007	2006	2007
For the three months ended (in thousands):	$263	$77	241.6%
As a percent of sales for the three months ended:	0.1%	0.0%	0.1%
For the six months ended (in thousands):	$282	$167	68.9%
As a percent of sales for the six months ended:	0.0%	0.0%	0.0%
Loss on disposal of assets for the three and six months ended June 30, 2007, increased $186,000 and $115,000, respectively, compared to the same periods in fiscal 2006. This increase is due to the sale of store assets in conjunction with the expiration of a New Jersey store lease.
Restructuring and asset impairment charges, net
Restructuring and asset impairment charges consist of the following components (in thousands):

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Change in estimate related to lease-related liabilities for sites previously closed	$(5)	$70	$(97)	$136
Lease-related liabilities during the current period	—	—	304	1,362
Accretion expense on lease-related liabilities	361	184	823	312
Severance for employees terminated during the period	(14)	5	363	119
Asset impairment charges	30	36	436	36

Total restructuring and asset impairment charges	$372	$295	$1,829	$1,965
Restructuring and asset impairment charges include lease termination costs, severance for employees notified of termination, accretion expense on reserves for lease-related liabilities that were calculated using the net present value of minimum lease payments (net of sublease income), and non-cash charges for asset impairments. Restructuring and asset impairment charges of $372,000 for the second quarter of 2007 increased from $295,000 in the same period ended July 1, 2006 due mainly to an increase in accretion in the second quarter of 2007 as a result of the closure of eight stores during the fourth quarter of 2006. Restructuring and asset impairment charges of $1.8 million for the year to date period ended June 30, 2007 decreased from $2.0 million in the same period ended July 1, 2006 due mainly to a decrease in lease-related liabilities, offset by an increase in accretion in the first six months of 2007 as a result of the closure of eight stores during the fourth quarter of 2006. In addition, both severance and asset impairment charges increased in the year to date period ended June 30, 2007 over the same period ended July 1, 2006 due to the reorganization of our Home Office and regional staff functions as well as the write off of the net book value of assets related to sites identified for future store locations that were subsequently determined unsuitable. Refer to Note 10 – Restructuring and Asset Impairment Charges for more details.
Interest income

			% Change
	June 30,	July 1,	2006 to
	2007	2006	2007
For the three months ended (in thousands):	$399	$699	(42.9)%
As a percent of sales for the three months ended:	0.1%	0.2%	(0.1)%
For the six months ended (in thousands):	$950	$1,288	(26.2)%
As a percent of sales for the six months ended:	0.2%	0.2%	0.0%
Interest income was $399,000 and $950,000 for the three and six months ended June 30, 2007 compared to $699,000 and $1.3 million for the same periods in fiscal 2006. The decrease is due to a decline in the average balance of cash invested year over year.

Interest expense

			% Change
	June 30,	July 1,	2006 to
	2007	2006	2007
For the three months ended (in thousands):	$1,777	$1,836	(3.2)%
As a percent of sales for the three months ended:	0.6%	0.6%	0.0%
For the six months ended (in thousands):	$3,617	$3,690	(2.0)%
As a percent of sales for the six months ended:	0.6%	0.6%	0.0%
Interest expense during the three and six months ended June 30, 2007 remained consistent compared to the same periods in 2006.
Income tax expense

			% Change
	June 30,	July 1,	2006 to
	2007	2006	2007
For the three months ended (in thousands):	$403	$247	63.2%
As a percent of sales for the three months ended:	0.1%	0.1%	0.0%
Effective tax rate for the three months ended:	76.0%	4.8%	71.2%
For the six months ended (in thousands):	$667	$452	47.6%
As a percent of sales for the six months ended:	0.1%	0.1%	0.0%
Effective tax rate for the six months ended:	27.6%	5.5%	22.1%
For the quarter and year to date period ended June 30, 2007, we recorded $403,000 and $667,000, respectively of income tax expense, as a result of taxable foreign income during the period. The tax benefit resulting from the loss in previous years on domestic operations has been fully offset by a tax valuation allowance that was established at fiscal 2004 year end. We have determined that any expected federal or state income tax expense for the current quarter and fiscal year will be expected to be fully offset by deferred tax assets that are currently subject to a 100% valuation allowance.
Earnings before interest, taxes, depreciation and amortization loss (gain) on asset disposals, net, restructuring and asset impairment charges (income), net, and stock-based compensation expense, as adjusted (“EBITDA, as adjusted”)

			% Change
	June 30,	July 1,	2006 to
	2007	2006	2007
For the three months ended (in thousands):	$9,926	$13,507	(26.5)%
As a percent of sales for the three months ended:	3.2%	4.6%	(1.4)%
For the six months ended (in thousands):	$21,859	$27,087	(19.3)%
As a percent of sales for the six months ended:	3.5%	4.6%	(1.1)%
We believe that the reconciliation of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA, as adjusted, provides meaningful non generally accepted accounting principles (“GAAP”) financial measures to help management and investors understand and compare business trends among different reporting periods on a consistent basis, independently of regularly reported non-cash charges and infrequent or unusual events as determined by management. Readers are cautioned not to view EBITDA or EBITDA, as adjusted, as an alternative to GAAP results or as being comparable to results reported or forecasted by other companies, and should refer to the reconciliation of GAAP net income (loss) results to EBITDA and EBITDA, as adjusted, for the three and six months ending June 30, 2007 and July 1, 2006, respectively. For an explanation and reconciliation of EBITDA, and EBITDA, as adjusted, see Non GAAP Financial Information.

Liquidity and Capital Resources
Our primary sources of capital have been cash flow from operations (which includes trade payables), bank indebtedness, and the sale of equity securities. Primary uses of cash have been the financing of new store development, new store openings, relocations, remodels and acquisitions, repurchase of common stock and repayment of debt.
Net cash generated by operating activities decreased by $10.8 million to $10.2 million during the first six months of fiscal 2007, as compared to $21.0 million during the same period in fiscal 2006. This decline is primarily due to lower net income of $6.0 million, in addition to a decrease of $4.8 million in the change of assets and liabilities.
Net cash used in investing activities was $12.8 million during the first six months of fiscal 2007 as compared to $27.6 million of cash used in investing activities during the same period in fiscal 2006. The $14.8 million decline in cash utilized is due to an increase of $19.0 million in the net sale of short-term investments and a $571,000 increase in proceeds from the sale of property and equipment and insurance proceeds, offset by a $4.7 million increase in capital expenditures during the first six months of 2007 compared to the same period in 2006.
Net cash used in financing activities was $7.6 million during the first six months of 2007 compared to $10.6 million of cash provided by financing activities during the same period in fiscal 2006. The change in cash flows from financing activities is the result of a decrease of $8.1 million in proceeds from the issuances of common stock due primarily to option exercises and a $10.1 million decrease in book overdraft.
EBITDA. EBITDA was $8.9 million and $18.8 million for the three and six month periods ended June 30, 2007, as compared to $12.6 million and $23.7 million for the three and six months ended July 1, 2006. The decrease in EBITDA is primarily attributable to the decrease in gross margin as well as lower pre-tax income of $4.6 million and $5.8 million for the three and six months ended. For an explanation and reconciliation of EBITDA, see Non GAAP Financial Information.
As of June 30, 2007, we had no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees, except as disclosed in the notes to the consolidated financial statements. As of June 30, 2007, we have a working capital deficit of $16.8 million, a decrease of $24.9 million over the six months ended July 1, 2006.
Capital expenditures. We spent approximately $19.8 million during the six months ended June 30, 2007 for new store and home office construction, remodels and other capital expenditures. During the remainder of 2007 and into 2008, we are focusing our efforts on remodeling and refreshing our current store base. Our average capital expenditures to open a leased store, including leasehold improvements and equipment and fixtures, has ranged from approximately $2.0 million to $5.0 million historically, excluding inventory costs. We anticipate that the average capital expenditures to open a natural foods supermarket format store will be $3.0 million to $4.0 million in the future, on a turnkey lease basis. Under turnkey leases, the landlord constructs the building to our specifications, and installs equipment we purchase. Average capital expenditures for non turnkey leases are expected to be between $5.0 million and $7.0 million. Our average capital expenditures to open a farmers’ market format store are estimated at $2.5 million to $3.0 million in the future. Delays in opening new stores may result in increased capital expenditures and pre-opening costs, as well as lower than planned sales for the Company. The Company continually evaluates the viability of future locations and their ability to reach projected cash flows compared to actual invested costs.
Based upon the current level of operations, we believe that cash flows from operations and other sources available such as cash from our available line of credit and our existing short-term investments will be adequate to meet anticipated requirements for working capital, capital expenditures, interest payments and future debenture payments in the foreseeable future (the next 12 months). However, there can be no assurance that the business will continue to generate cash flows from operations at current levels or that we will be able to maintain our ability to borrow under the line of credit.

New Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact SFAS No. 159 may have on our financial position.
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
Cautionary Statement Regarding Forward-Looking Statements
This Report on Form 10-Q contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks. Such forward-looking statements include statements that are not historical facts, such as the outcome of the pending Merger with WFM, the number of stores we plan to open or relocate in future periods and the anticipated performance of such stores; the impact of competition; the sufficiency of funds to satisfy our cash requirements through the remainder of fiscal 2007; the impact of changes resulting from our merchandising and marketing programs; expected pre-opening expenses and capital expenditures; and other statements containing words such as “believes,” “anticipates,” “estimates,” “expects,” “may,” “intends” and words of similar import or statements of management’s opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause differences in results of operations include, but are not limited to, risks and uncertainties related to the pending Merger, the timing and execution of new store openings, relocations, remodels and closures; new competitive impacts; changes in key management; changes in product supply or suppliers and supplier performance levels; changes in management information needs; changes in customer needs and expectations; changes in government regulations applicable to our business; changes in economic or business conditions in general or affecting the natural foods industry in particular; consumer concerns regarding safety of the food supply; cost and stability of fuel and power sources; and competition for and the availability of sites for new stores. We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.

Non GAAP Financial Information
The following is a reconciliation of EBITDA and EBITDA, as adjusted, to net income (in thousands):

	THREE MONTHS ENDED
	June 30, 2007	July 1, 2006
Net income	$127	$4,870
Interest expense, net of interest income	1,378	1,137
Income tax expense	403	247
Depreciation and amortization	6,965	6,370

EBITDA	8,873	12,624
Loss on asset disposals, net	263	77
Stock-based compensation expense	418	511
Restructuring and asset impairment charges, net	372	295

EBITDA, as adjusted	$9,926	$13,507

EBITDA, as a percentage of sales	2.8%	4.3%
EBITDA, as adjusted, as a percentage of sales	3.2%	4.6%

	SIX MONTHS ENDED
	June 30, 2007	July 1, 2006
Net income	$1,751	$7,755
Interest expense, net of interest income	2,667	2,402
Income tax expense	667	452
Depreciation and amortization	13,681	13,057

EBITDA	18,766	23,666
Loss on asset disposals, net	282	167
Stock-based compensation expense	982	1,289
Restructuring and asset impairment charges, net	1,829	1,965

EBITDA, as adjusted	$21,859	$27,087

EBITDA, as a percentage of sales	3.0%	4.0%
EBITDA, as adjusted, as a percentage of sales	3.5%	4.6%
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s interim Chief Executive Officer / interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2007. Based on such evaluation, the Company’s interim Chief Executive Officer / interim Chief Financial Officer has concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s interim Chief Executive Officer / interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
Federal Trade Commission, v. Whole Foods Market, Inc. and Wild Oats Markets, Inc., U.S. District Court for the District of Columbia, is a suit instituted by the Federal Trade Commission (“FTC”) for injunctive relief to prevent the consummation of the Merger between us and WFM until such time as the FTC determines, through a hearing before the FTC scheduled for September 27, 2007, the legality of the proposed Merger. In the Matter of Whole Foods Market, Inc. and Wild Oats Markets, Inc. is the related administrative complaint filed before the Federal Trade Commission, seeking a determination of the legality of the proposed Merger under Section 7 of the Clayton Act, 15 U.S.C. section 18, and Section 5 of the Federal Trade Commission Act, 15 U.S.C. section 45. A hearing has been set for September 27, 2007. The FTC seeks relief that includes, but is not limited to, divestiture by WFM of assets of the Company.

Tim Auchterlonie, individually and on behalf of all others similarly situated and the general public, and Roes 1 to 1000 vs. Wild Oats Markets, Inc. and Does 1 through 100, is a suit brought in August 2004 on behalf of six plaintiffs in Superior Court, County of Los Angeles, for payment of overtime and damages relating to alleged violations of the California Business and Professions Code by a former store director claiming that he should have been classified as an employee paid on an hourly basis, together with other related claims. We believe that all of the named plaintiffs were correctly classified as exempt employees based upon their job duties. We settled with four of the plaintiffs for an immaterial amount in the aggregate and one plaintiff withdrew his claims. The claims of one plaintiff went to trial, and after a bench trial, the Court found in favor of the remaining plaintiff on the claim for unlawful nonpayment of overtime compensation, and ordered that judgment on damages should enter in the amount of approximately $43,700, plus attorneys’ fees in the amount of approximately $87,000. We have appealed the judgment and opening briefs are due in September, 2007. No hearing date has been set.
We have been served with four cases related to the Auchterlonie suit. We believe that we will prevail in each case, but if liability were to be assessed, the aggregate potential liability in all of these related cases could be material. Ana Marie Hoeppner et al. v. Wild Oats Markets, Inc. and Does 1 through 100, Superior Court, County of Los Angeles, was filed by six California plaintiffs arising from claimed misclassification as exempt employees. Jason Puerto, et al. v. Wild Oats Markets, Inc. and Does 1 through 100 is a suit brought by eight plaintiffs in October 2006 in Superior Court, County of Los Angeles, with substantively similar claims as Hoeppner. A bench trial of each of the Hoeppner and Puerto cases is set to commence on January 28, 2008 before the judge who presided at the Auchterlonie trial. John Montagne, et al., v. Wild Oats Markets, Inc. and Does 1 through 100 is a suit filed in March 2007 in Superior Court, County of Los Angeles, on behalf of 14 individuals, with substantively similar claims as Hoeppner. Kelvin Massie, Anne Ress-Lemay and Gary Liss, individually and on behalf of all other similarly situated and the California general public v. Wild Oats Markets, Inc. and Does 1 through 100 is a purported class action lawsuit filed in April 2007 in Superior Court, County of Los Angeles, arising from claimed misclassification of certain exempt employees while such employees were in a training program. The purported class is small and any potential liability immaterial. We are aware that one additional case has been filed on behalf of four plaintiffs, with similar allegations to those stated above, but such suit has not yet been served on the Company.
In October 2000, we were named as defendant in 3601 Group Inc. v. Wild Oats Northwest, Inc., Wild Oats, Inc. and Wild Oats Markets, Inc., a suit filed in Superior Court for King County, Washington, by a property owner who claims that Alfalfa’s Inc., our predecessor in interest, breached a lease in 1995 related to certain property in Seattle, Washington. After trial in fiscal 2002, a jury awarded $0 in damages to the plaintiffs, and we were subsequently awarded $190,000 in attorneys’ fees. The judgment was reversed on the plaintiff’s appeal and the matter was remanded to the trial court. After a jury trial in August 2006, judgment was entered against us in the amount of $823,000, inclusive of attorneys’ fees, costs and interest. We secured a bond in the full amount of judgment, together with estimated post-judgment interest, and we have filed an appeal brief. No hearing has been set.
In March 2007, S/H Ahwatukee, LLC and YP Ahwatukee LLC v. Wild Oats Markets, Inc. was filed in Superior Court of Arizona, Maricopa County by the landlord of a closed Wild Oats store seeking damages, interest and fees related to the reimbursement for certain tenant improvement costs and brokerage fees incurred by the landlord in putting a subtenant in a portion of the closed store space. We dispute the amount and nature of certain of the damages sought.
In May 2007, the landlord of a store in St. Louis, Missouri filed 1861 Group v. Wild Oats Markets, Inc. in the Circuit Court for St. Louis County, alleging that we owe the landlord for damages incurred by the landlord in removing certain tenants from a shopping center in 2000 in anticipation of our expanding our store. We believe the suit is without merit and any potential damages thereunder are immaterial.
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
Failure to complete the proposed Merger could negatively affect us. Consummation of the transactions contemplated by the Merger Agreement are subject to the outcome of a suit filed in the United States District Court for the District of Columbia captioned Federal Trade Commission, v. Whole Foods Market, Inc. and Wild Oats Markets, Inc., which seeks injunctive relief to prevent the consummation of the Offer and Merger during the pendency of an administrative proceeding initiated by the Federal Trade Commission (“FTC”) challenging the legality of the proposed transactions under U.S. antitrust laws. Consummation of the transactions contemplated by the Merger Agreement is also subject to customary closing conditions, including, in the case of the Offer, the tender of a majority of the Shares, and, in the case of the Merger, the approval of our stockholders if less than 90% of the Shares are owned by WFM and its affiliates following the closing of the Offer. There can be no assurance that the U.S. District Court will deny injunctive relief to the FTC, or that a majority of the Shares will tender pursuant to the Offer, or that our stockholders will approve the Merger Agreement (if required), or that the other conditions to the completion of the Offer and Merger will be satisfied. In connection with the Merger, we are subject to the following risks:
•
the current market price of the Company’s common stock may, to some degree, reflect a market assumption that the Merger will occur, and a failure to complete the Merger could result in a decline in the market price of such stock;

•	the occurrence of any event, change or other circumstances that could give rise to a termination of the Merger Agreement, including the occurrence of the Outside Date;

•
the outcome of any legal proceedings that may be instituted against us, members of our Board of Directors and others relating to the Merger, including any settlement of such proceedings that may be subject to court approval;

•	the inability to complete the Merger due to the failure to obtain stockholder approval (if required) or the failure to satisfy other conditions to consummation of the Merger;

•	the failure of the Merger to close for any other reason;

•
our remedies against Whole Foods Market, Inc. with respect to certain breaches of the Merger Agreement may not be adequate to cover our damages, including the costs, fees, expenses and charges we have and may incur related to the Merger;

•	the proposed Merger is disruptive to current business plans and operations;

•	the proposed Merger may create difficulties in attracting employees;

•	the number of days during which the Merger is pending creates difficulties in retaining key employees;

•	the effect of the announcement of the Merger on our business relationships, operating results and business generally;

•	the proposed Merger has delayed our ability to find and retain a permanent CEO and CFO to develop and implement a new, long-term strategic plan for the Company;

•	the proposed Merger affects our ability to obtain additional financing at commercially reasonable rates; and

•	the proposed Merger has diverted financial and management resources from pursuing growth initiatives, including investing in new stores and securing new locations for future stores.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, County of Boulder, State of Colorado, on the 9th day of August, 2007.

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